Form 10-Q
period 2015-09-30
Neos Therapeutics, Inc.
filed 2015-11-13
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of November 13, 2015: 15,942,546 shares.

NEOS THERAPEUTICS, INC.

Special note regarding forward-looking statements

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, and these statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘target,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this prospectus include, but are not limited to, statements about:

•                 our ability to receive, and the timing of any receipt of the U.S. Food and Drug Administration, or FDA, approvals, or other regulatory action in the United  States and  elsewhere, to develop and  commercialize NT-0102, NT-0202, NT-0201, or any other  future  product or product candidate;

•                  our expectations regarding  federal,  state  and  foreign regulatory requirements;

•                 deficiencies the FDA has identified in its Complete Response Letter and may identify with respect to NT-0102 and whether we will be able to address the issues that may relate to those deficiencies;

•                 the Prescription Drug User Fee Act goal dates  for NT-0102 and NT-0202, and  the New Drug Application submission date  for NT-0201;

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

•                 the attention deficit hyperactivity disorder  patient  market  size and  market  adoption of NT-0102, NT-0202, or NT-0201 by physicians  and  patients;

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

•                 issuance of patents  to us by the U.S. Patent and Trademark Office and  other  governmental patent  agencies;

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

PART I—FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$102,896	$13,343
Short term investments	—	3,000
Accounts receivable, net of allowances of $1 and $204, respectively	50	367
Inventories	2,661	2,031
Other current assets	819	264
Total current assets	106,426	19,005

Property and equipment, net	5,210	5,831
Intangible assets, net	17,046	18,167
Other assets	2,427	2,227

Total assets	$131,109	$45,230

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$2,376	$1,257
Accrued expenses	5,086	2,715
Current portion of long-term debt	5,775	1,653

Total current liabilities	13,237	5,625

Long-Term Liabilities:
Long-term debt, net of current portion	28,579	23,121
Earnout liability	353	756
Deferred gain on leaseback	760	1,383
Deferred rent	1,163	1,189
Warrant liabilities	—	1,789

Total long-term liabilities	30,855	28,238

Redeemable Preferred Stock, $0.001 par value
Series A - 1,170,000 authorized; issued and outstanding; liquidation preference of $5,850 at December 31, 2014; no shares authorized, issued or outstanding as of September 30, 2015	—	1,068
Series B - 4,000,000 authorized; 3,113,099 issued and outstanding; liquidation preference of $15,565 at December 31, 2014; no shares authorized, issued or outstanding as of September 30, 2015	—	14,559
Series B-1 - 8,830,000 authorized; 5,461,802 issued and outstanding; liquidation preference of $61,647 at December 31, 2014; no shares authorized, issued or outstanding as of September 30, 2015	—	32,391
Series C - 13,500,000 authorized; 8,753,547 issued and outstanding at December 31, 2014 ; liquidation preference of $43,768 at December 31, 2014; no shares authorized, issued or outstanding as of September 30, 2015	—	42,131
	—	90,149
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2015; no shares authorized, issued or outstanding as of December 31, 2014	—	—
Common stock, $0.001 par value, 100,000,000 authorized; 15,839,064 issued and outstanding as of September 30, 2015 and 35,000,000, 938,859 and 882,954 authorized, issued and outstanding at December 31, 2014, respectively	16	1
Additional paid-in capital	194,682	4,831
Accumulated deficit	(107,681)	(83,614)

Total stockholders’ equity ( deficit)	87,017	(78,782)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$131,109	$45,230

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Product	$221	$(120)	$2,133	$(120)
Manufacturing	—	—	—	113
Development	—	67	—	160
Profit sharing	—	28	—	169

	221	(25)	2,133	322
Cost of goods sold	1,079	782	3,833	2,225

Gross loss	(858)	(807)	(1,700)	(1,903)

Research and development	2,701	2,727	9,123	8,195
Selling and marketing expenses	1,343	106	2,271	117
General and administrative expenses	2,073	1,245	5,069	4,196

Loss from operations	(6,975)	(4,885)	(18,163)	(14,411)

Interest expense, net	(1,044)	(562)	(2,685)	(2,199)
Other income, net	518	208	623	618
Change in fair value of earnout and warrant liabilities	(1,867)	—	(1,452)	—

Net loss	$(9,368)	$(5,239)	$(21,677)	$(15,992)

Net loss	(9,368)	(5,239)	(21,677)	(15,992)
Preferred stock accretion to redemption value	(99)	(268)	(1,169)	(850)
Preferred stock dividends	(138)	(551)	(1,221)	(1,634)
Net loss attributable to common stock	$(9,605)	$(6,058)	$(24,067)	$(18,476)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	12,403,182	878,929	4,767,479	874,480

Net loss per share attributable to common stock, basic and diluted	$(0.77)	$(6.89)	$(5.05)	$(21.13)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine months Ended September 30, 2015

(In thousands, except shares)

(unaudited)

									Total
							Additional		Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2014	—	$—	938,859	$1	(55,905)	$—	$4,831	$(83,614)	$(78,782)

Proceeds from exercise of options and warrants			139,201				72	—	72
Share-based compensation expense	—	—	—	—	—	—	552	—	552
Cancellation of treasury stock	—	—	(55,905)	—	55,905	—	—	—	—
Series B Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(192)	(192)
Series B-1 Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(370)	(370)
Series B-1 accrued dividend	—	—	—	—	—	—	—	(1,221)	(1,221)
Series C Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(607)	(607)
Conversion of Redeemable Preferred Stock			9,217,983	9			110,767	—	110,776
Cashless exercise of Series C warrants issued with Series C financing			78,926	—			2,842		2,842
Reclassification of Series C warrants issued with senior debt							611		611
Net proceeds from issuance of common stock in IPO			5,520,000	6			75,007	—	75,013
Net loss	—	—	—	—	—	—	—	(21,677)	(21,677)

Balance, September 30, 2015	—	$—	15,839,064	$16	—	$—	$194,682	$(107,681)	$87,017

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended Sept 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(21,677)	$(15,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,277	1,228
Amortization of intangible assets	1,121	664
Changes in fair value of warrant and earnout liabilities	1,452	—
Amortization of patents	17	—
Amortization and write-off of senior debt fees	426	487
Gain on sale of equipment	(623)	(616)
Provision for bad debts	—	(204)
Share-based compensation expense	552	136
Interest accrued on note payable	372	414
Change in deferred rent	(26)	49
Changes in operating assets and liabilities:
Accounts receivable	317	558
Inventories	(630)	(1,174)
Other current assets	(555)	(1)
Other assets	(217)	(136)
Accounts payable	919	35
Accrued expenses	2,356	1,087

Net cash used in operating activities	(14,919)	(13,465)

Cash Flows From Investing Activities:
Net proceeds from sale (purchase) of short-term investments	3,000	4,499
Capital expenditures	(656)	(105)
Intangible asset acquisition	—	(6,283)

Net cash provided by (used in) investing activities	2,344	(1,889)

Cash Flows From Financing Activities:
Proceeds from senior debt note	10,000	15,000
Proceeds from sale of equipment	—	795
Net proceeds from issuance of common and preferred stock	18,119	9,906
Net proceeds from initial public offering, net of underwriting discounts and commissions	77,004	—
Payments of initial public offering costs	(1,778)	—
Payments made on borrowings	(1,217)	(11,293)
Deferred financing costs	—	(563)

Net cash provided by financing activities	102,128	13,845

Increase (decrease) in cash and cash equivalents	89,553	(1,509)

Cash and Cash Equivalents:
Beginning	13,343	11,947

Ending	$102,896	$10,438

Supplemental Noncash Investing and Financing Activities:
Earnout liability incurred in connection with intangible asset acquistion	$—	$589
Initial public offering costs included in accounts payable and accrued expenses	$213	$—
Issuance of stock warrants	$2,131	$372
Exercise of Series C warrants for Series C Preferred Stock	$2,322	—
Cashless exercise of Series C warrants from Series C financing in IPO closing	$2,842	$—
Conversion of redeemable preferred stocks into common stock	$110,776	$—
Reclassification of Series C warrants issued with senior debt upon IPO closing	$611	$—
Preferred stock accretion	$1,169	$850
Preferred stock dividend	$1,221	$1,634
Supplemental Cash Flow Information:
Interest paid	$1,820	$1,314

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included.  Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2014 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. final prospectus dated as of July 22, 2015 and filed with the SEC, on July 24, 2015 (“Final Prospectus”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014.

Note 2. Organization and nature of operations

Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the “Company”) is a fully integrated pharmaceutical company.  The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet and liquid suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including three proprietary product candidates for the treatment of attention deficit hyperactivity disorder (“ADHD”) which are in late-stage development and/or regulatory review. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”) extended-release liquid suspension for the treatment of cough and upper respiratory symptoms of a cold. These products are developed and manufactured using the Company’s proprietary and patented modified-release drug delivery technology. The Company’s predecessor company was incorporated in Texas on November 30, 1994 as PharmaFab, Inc. and subsequently changed its name to Neostx, Inc. On June 15, 2009, the Company completed a reorganization pursuant to which substantially all of the capital stock of Neostx, Inc. was acquired by a newly formed Delaware corporation, named Neos Therapeutics, Inc. The remaining capital stock of Neostx, Inc. was acquired by the Company on June 29, 2015.  Historically, the Company was primarily engaged in the development and contract manufacturing of unapproved or Drug Efficacy Study Indication (“DESI”), pharmaceuticals and, to a lesser extent, nutraceuticals for third parties. The unapproved or DESI pharmaceuticals contract business was discontinued in 2007 and the manufacturing of nutraceuticals for third parties was discontinued in March 2013.

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

In connection with the IPO, the Company’s Board of Directors approved a 1-for-2.4 reverse stock split of the Company’s common stock which also resulted in a proportional adjustment to the conversion ratios of the preferred stock and the preferred stock warrants.  All references to common stock and per share amounts in these condensed financial statements and accompanying footnotes have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

Between June 30, 2015 and July 27, 2015, the Company issued a total of 1,000,000 shares of its Series C redeemable

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

convertible preferred stock (“Series C preferred stock”) to several existing investors upon the exercise of warrants to purchase Series C preferred stock (“Series C warrants”) held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5.0 million.  On the IPO closing date, all outstanding shares of redeemable preferred stock converted into 9,217,983 shares of common stock and all remaining outstanding Series C warrants issued in conjunction with purchases of Series C preferred stock were net exercised at the IPO price for 78,926 shares of common stock. Upon the closing of the Company’s IPO, all of the shares of the Company’s redeemable convertible preferred stock (“Preferred Shares”) were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those Preferred Shares were cancelled including the right to receive undeclared accumulated dividends. These transactions produced a significant increase in the number of shares outstanding which will impact the year-over-year comparability of the Company’s loss per share calculations. Additionally, in connection with the closing of the IPO, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock to 100,000,000 and to authorize 5,000,000 shares of undesignated preferred stock.

Note 3. Summary of significant accounting policies

With the closing of the Company’s IPO, the Company is no longer accruing preferred stock dividends or accreting the redeemable preferred stock to its redemption value as these Preferred Shares were retired and cancelled as stated above. There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Final Prospectus for the year ended December 31, 2014.

Principles of consolidation:  At September 30, 2015, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries.  At December 31, 2014, Neos Therapeutics, Inc. owned, directly or indirectly, 100% of two of its subsidiaries and 99.9% of the third subsidiary, Neostx, Inc. (“NTX”).  The remaining 0.1% ownership of NTX was held by a third party and all such remaining capital stock was acquired by the Company on June 29, 2015, and NTX was merged with and into the Company.  The amounts attributable to the noncontrolling interest were not material to the consolidated financial statements. On September 16, 2015, the Company established two new wholly-owned subsidiaries, Neos Therapeutics Brands, LLC and Neos Therapeutics Commercial, LLC. All significant intercompany transactions have been eliminated.

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

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company expects that manufacturing, profit sharing and development revenue will end as the Company has terminated the Company’s development and manufacturing agreement. As a result of the Company’s acquisition of the rights to commercialize and derive future profits from the Tussionex ANDA, the Company will utilize its manufacturing capability to derive revenue directly from sales made by the Company, rather than through the Company’s former commercial partner.

Net product sales

Net product sales for the Company’s generic Tussionex product represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include wholesaler fees and estimated allowances for product returns, government rebates, chargebacks and prompt-payment discounts to be incurred on the selling price of the respective product sales. Wholesale distribution fees are incurred on the management of these products by wholesalers and are recorded within net product sales based on definitive contractual agreements. The Company estimates gross to net sales adjustments for allowances for product returns, government rebates and chargebacks based upon analysis of third-party information, including information obtained from the Company’s third party logistics provider (“3PL”), with respect to its inventory levels and sell-through to the wholesalers’ customers, data available from third parties regarding prescriptions written for the Company’s products, as well as actual experience as reported by the Company’s customers and previous commercialization partners. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Allowances and accruals are recorded in the same period that the related revenue is recognized.

Product returns

Wholesalers’ contractual return rights are limited to defective product, product that was shipped in error, product ordered by customer in error, product returned due to overstock, product returned due to dating or product returned due to recall or other changes in regulatory guidelines. The return policy for expired product allows the wholesaler to return such product starting six months prior to expiry date to twelve months post expiry date. Generic Tussionex product returns are estimated based upon data available from sales of the Company’s product by its former commercialization partner and from actual experience as reported by retailers. Historical trend of returns will be continually monitored and may result in future adjustments to such estimates. On August 26, 2014, the U.S. Drug Enforcement Agency (“DEA”) reclassified the Company’s generic Tussionex from a Schedule III controlled substance to a Schedule II controlled substance which had the effect of requiring unsold product at the wholesalers and the 3PL to either be relabeled or returned. This new ruling was effective October 6, 2014. As such, the Company established reserves for the estimated returns of such product outstanding at the wholesalers as of October 6, 2014. The Company had no inventory labeled as Schedule III at the 3PL as of the effective date.

Medicaid rebates

The Company’s products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Estimated rebates payable under governmental programs, including Medicaid,

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

are recorded as a reduction of revenue at the time revenues are recorded. Calculations related to these rebate accruals are estimated based on sales of the Company’s product by its former commercialization partner. Historical trend of Medicaid rebates will be continually monitored and may result in future adjustments to such estimates.

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

Manufacturing

Manufacturing revenue is derived from product manufactured by the Company and sold by the Company’s former commercial partner under a development and manufacturing agreement. Manufacturing revenue is derived from a contractual supply price paid to the Company by the Company’s commercial partners.

Profit sharing

Profit sharing revenue is recorded as the product is sold by the Company’s former commercial partner. The profit share is the Company’s share of the net profits after taking into account net revenue, which is gross product sales by the Company’s former commercial partner, net of discounts, returns and allowances incurred by the Company’s former commercial partner, less collaboration expenses.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination.  As of December 31, 2014 and September 30, 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.  At December 31, 2014 and September 30, 2015, based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants:  The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense) in the statements of operations. The Company estimates the fair value of its derivative liabilities using third party valuation analysis that utilizes option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. Prior to the closing of the IPO, the Company’s Series C warrants were determined to be derivative liabilities and they were revalued at each subsequent balance sheet date. Upon closing the IPO, the warrants issued in conjunction with the Series C preferred stock financing were exchanged in a cashless exercise for 947,185 shares of Series C preferred stock which converted into 78,926 shares of the Company’s common stock.  The remaining Series C warrants issued with the senior debt to purchase 170,000 pre-split shares of Series C preferred stock (“Hercules Warrants”) were converted into warrants to purchase 70,833 shares of the Company’s common stock and the warrant liability was reclassified to Additional Paid in Capital within Stockholders’ Equity (Deficit).

Share-based compensation:  Share-based compensation awards, including grants of employee stock options and restricted stock and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of the Company’s stock-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the previous lack of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, the Company has, prior to the IPO, historically utilized third party valuation analyses to determine the fair value.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

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

Liquidity:  During 2014 and the three and nine months ended September 30, 2015 and 2014, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the launch of one or more of its ADHD product candidates. With the completion of the Company’s IPO in July 2015, management believes the Company presently has sufficient liquidity to continue to operate for at least the next 12 months.

Application of revised accounting standards:  In April 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”), was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  The Company has irrevocably elected not to avail itself of this extended transition period and, as a result, will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements:  In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

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

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities outstanding as of September 30, 2015 and 2014 were excluded from consideration in the computation of diluted net loss per share of common stock for the three and nine months ended September 30, 2015 and 2014, respectively, because including them would have been anti-dilutive:

	September 30,	September 30,
	2015	2014

Series A Redeemable Convertible Preferred Stock (as converted)	—	487,494
Series B Redeemable Convertible Preferred Stock (as converted)	—	1,297,100
Series B-1 Redeemable Convertible Preferred Stock (as converted)	—	2,275,733
Series C Redeemable Convertible Preferred Stock (as converted)	—	3,022,306
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Common Stock Warrants (as converted)	235,695	337,133
Stock options	1,224,227	523,184

Note 5. Fair value of financial instruments

Financial instruments are categorized into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization of the financial instrument is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets recorded at fair value on the Company’s consolidated balance sheets are categorized as follows:

Level 1:	Unadjusted quoted prices for identical assets in an active market.
Level 2:	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full-term of the asset. Level 2 inputs include the following:

•                            Quoted prices for similar assets in active markets.

•                            Quoted prices for identical or similar assets in nonactive markets.

•                            Inputs other than quoted market prices that are observable.

•                            Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$13,343	$—	$—	$13,343
Short term investments	3,000	—	—	3,000
Earnout liability	—	—	756	756
Series C Redeemable Preferred Stock Warrants	—	—	1,789	1,789
	$16,343	$—	$2,545	$18,888

	Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$102,896	$—	$—	$102,896
Earnout liability	—	—	353	353
	$102,896	$—	$353	$103,249

The Company’s Level 1 assets include bank deposits, U.S. Treasury bills and money market funds with quoted prices in active markets.

Level 3 liabilities included the fair values of the earnout liability and the outstanding Series C warrants at December 31, 2014.  There were no outstanding warrants to purchase preferred stock as of September 30, 2015.

Various methodologies were utilized to value the Level 3 liabilities including Black-Scholes, Probability-Weighted Expected Return (“PWERM”), Option Pricing and Monte Carlo. The methodologies and significant inputs used in the determination of the fair value of the Hercules Warrants were as follows:

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Revalue Series C	Revalue Series C	Revalue Series C	Revalue Series C
	Warrants Issued with	Warrants Issued with	Warrants Issued with	Warrants Issued with
	Senior Debt at	Senior Debt at	Senior Debt at	Senior Debt at
	December 31, 2014	March 31, 2015	June 30, 2015	July 22, 2015
	(Dollars in thousands, except $5 and $12 Exercise Prices)

Date of Valuation	12/31/2014	3/31/2015	6/30/2015	7/22/2015
Valuation Method	PWERM and Option Pricing	PWERM and Option Pricing	PWERM and Option Pricing	Black-Scholes-Merton Option-Pricing
Dividend yield (per share)	0	0	0	0
Exercise price	$5	$5	$5	$12
Volatility (annual)	60%	60%	60%	60%
Risk-free rate (annual)	.25% - 2.47%	.19% - 2.31%	.14% - 2.83%	1.78%
Contractual term (years)	1 - 5	.75 - 5	.5 - 5	5
Number of warrants	170,000	170,000	170,000	70,833

Fair value of liability at valuation date	$454	$486	$573	$611

As the Hercules Warrants converted into warrants for common stock, with a term of five years from the IPO date, it was determined that the Black-Scholes-Merton Option-Pricing model would provide a better indication of the fair value as it was designed to calculate the value of a put or call option over time.

The methodologies and significant inputs used in the determination of the fair value of the Series C warrants issued with the Series C preferred stock were as follows:

	Initial Valuation of
	December 31, 2014	Initial Valuation	Initial Valuation	Revalue All Warrants	Revalue All Warrants	Revalue All Warrants
	Warrants Issued	of January 2015	of February 2015	Issued With Series C	Issued With Series C	Issued With Series C
	With Series C	Warrants Issued With	Warrants Issued With	Redeemable Preferred	Redeemable Preferred	Redeemable Preferred
	Redeemable	Series C Redeemable	Series C Redeemable	Stock at	Stock at	Stock at
	Preferred Stock	Preferred Stock	Preferred Stock	March 31, 2015	June 30, 2015	July 22, 2015
	(Dollars in thousands, except $5 and $12 Exercise Prices)

Date of Valuation	12/31/2014	1/31/2015	2/28/2015	3/31/2015	6/30/2015	7/22/2015
Valuation Method	PWERM and Option Pricing	PWERM and Option Pricing	PWERM and Option Pricing	PWERM and Option Pricing	PWERM and Option Pricing
Dividend yield (per share)	0	0	0	0	0	0
Exercise price	$5	$5	$5	$5	$5	$12
Volatility (annual)	60%	60%	60%	60%	60%
Risk-free rate (annual)	.25% - 2.47%	.25% - 2.47%	.25% - 2.47%	.19% - 2.31%	.14% - 2.83%
Contractual term (years)	1 - 5	1 - 5	1 - 5	.75 - 5	.5 - 5
Number of warrants	749,967	590,906	606,312	1,947,185	1,797,185	1,347,185
Fair value of liability at valuation date	$1,335	$1,052	$1,079	$3,233	$3,361	$4,042

Immediately after the July 22, 2015 revaluation, the Series C warrants issued with the Series C preferred stock were exchanged in a post-split net exercise whereby the option to purchase one share of Series C preferred stock plus the adjusted exercise price of $12.00 was exchanged for one share of common stock with an initial “price to the public” of $15.00; therefore, the value of these Series C warrants was determined to be its intrinsic value of $3.00 per share.

The methodologies and significant inputs used in the determination of the fair value of the earnout liability were as follows:

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
	Earnout Liability	Earnout Liability	Earnout Liability	Earnout Liability
	(Dollars in thousands)

Date of Valuation	12/31/2014	3/31/2015	6/30/2015	9/30/2015
Valuation Method	Monte Carlo	Monte Carlo	Monte Carlo	Monte Carlo
Volatility (annual)	50%	50%	50%	50%
Risk-free rate (annual)	.15% - 3.21%	.14% - 3.00%	.09% - 3.51%	.15% - 3.21%
Time period from valuation until end of earnout	.5 - 9.5	.375 - 9.375	.25 - 9.0	.125 - 8.75
Earnout Target 1	$13,700	$13,700	$13,700	$13,700
Earnout Target 2	$18,200	$18,200	$18,200	$18,200
Discount rate	7.96% - 11.03%	8.18% - 11.04%	7.96% - 11.39%	8.16% - 11.22%
Fair value of liability at valuation date	$756	$314	$356	$353

Significant changes to these assumptions would result in increases/decreases to the fair value of the earnout liability and the outstanding Series C warrants for the periods presented.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

		Series C Warrants	Series C Warrants Issued
	Earnout	Issued With	With Series C Redeemable
	Liability	Senior Debt	Preferred Stock Financing
	(in thousands)

Balance at December 31, 2014	$756	$454	$1,335
Additions during the period	—	—	2,131
Changes in fair value	(403)	157	1,698
Warrants exercised	—	—	(2322)
Cashless warrant exercise due to IPO	—	—	(2842)
Conversion to common stock warrant	—	(611)

Balance at September 30, 2015	$353	$—	$—

The reductions in fair value of the earnout liability shown above resulted from new information regarding the projected impact of the DEA’s reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance and a review of the launch dates of the Company’s three ADHD product candidates.  The increases in the fair value of the Series C warrants were due to the increased weighting of the IPO scenario in the PWERM model.

Note 6. Inventories

Inventories at the indicated dates consist of the following:

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2015	2014
	(in thousands)
Raw materials	$1,149	$646
Work in progress	86	82
Finished goods	1,506	1,499

Inventory at cost	2,741	2,227
Inventory reserve	(80)	(196)

	$2,661	$2,031

Note 7. Sale-leaseback transaction

In the aggregate, the Company sold groups of assets for $5.5 million and $795,000 in five separate tranches that occurred in February, July and November 2013, and March 2014, which resulted in a net gains of approximately $2.7 million and $116,000, in the years ended December 31, 2013 and 2014, respectively, and executed capital leases for these assets with repurchase options at the end of each respective lease term. Gains on the transactions are recognized on a straight-line basis over each respective 42-month lease term. For the three months ended September 30, 2015 and 2014, approximately $207,000 and $208,000, respectively, and for the nine months ended September 30, 2015 and 2014 approximately $623,000 and $616,000, respectively, of the net gain was recognized in other income on the consolidated statements of operations.

Note 8. Intangible assets, net

Intangible assets, net at the indicated dates consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)

Proprietary modified-release drug delivery technology	$15,600	$15,600
Tussionex ANDA	4,829	4,829
CPI profit sharing	2,043	2,043
Other	284	284

	22,756	22,756
Accumulated amortization	(5,710)	(4,589)

	$17,046	$18,167

The $15.6 million of proprietary modified-release drug delivery technology is being amortized over 20 years. Amortization expense of $195,000 was recorded for both the three months ended September 30, 2015 and 2014 and amortization expense of $585,000 was recorded for both the nine months ended September 30, 2015 and 2014.

On August 28, 2014, the Company completed an acquisition of the rights to Tussionex ANDA from Cornerstone and CPI which was accounted for as an asset acquisition. Prior to the acquisition, the Company, Cornerstone and CPI shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement, and Cornerstone

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

had commercialization rights to the product. The Company paid $4.2 million to Cornerstone to buy out its rights to commercialize and derive future profits from the product and entered into an agreement whereby Cornerstone transferred certain assets associated with the product to the Company. Legal fees of $90,000 associated with this buyout agreement have been capitalized as part of the purchase price. Additional estimated earnout costs due to Cornerstone of $589,000, recorded at fair value by the Company based upon a valuation provided by a third party valuation firm, were capitalized as part of the purchase price of this intangible asset. This earnout amount was revalued at September 30, 2015, resulting in a $3,000 decrease in the estimated fair value of the earnout which is recorded in other income (expense), net in the Company’s consolidated statement of operations for the three months ended September 30, 2015. The net decrease of $403,000 for the nine months ended September 30, 2015 resulted from new information regarding the projected impact of the DEA’s reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance.  In addition, the Company paid $2.0 million to CPI to buy out its rights to future profits from the collaboration and entered into an agreement whereby CPI will continue to supply a component of the product.  Legal fees of $43,000 associated with this buyout agreement have been capitalized as part of the purchase price of this intangible asset. These two intangible assets have an expected life of ten years and are being amortized on a straight-line basis beginning September 2014. Total amortization expense related to these intangible assets was $172,000 and $515,000 for the three and nine months ended September 30, 2015, respectively, and $57,000 and $57,000 for the three and nine months ended September 30, 2014, respectively.

Note 9. Other assets

Other assets at the indicated dates consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)

Patents	$2,244	$2,051
Deposits	183	176

	$2,427	$2,227

Patents utilized in the manufacturing of the Company’s generic Tussionex product which total $231,000 are being amortized over their expected useful life of 10 years. For the three and nine months ended September 30, 2015, $5,000 and $17,000, respectively, of patent amortization expense was recorded.  There was no patent amortization expense for the three and nine months ended September 30, 2014. After consummation of the Company’s IPO, the $1,991,000 balance of Deferred IPO Offering Costs incurred in 2015 was reclassified to stockholders’ equity (deficit) as a reduction of additional paid-in capital.

Note 10. Long-term debt

Long-term debt at the indicated dates consists of the following:

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2015	2014
	(in thousands)

Senior debt, net of discount of $1,317 and $1,743	$24,745	$14,320
10% subordinated note payable to a related party	6,818	6,446
Capital leases, maturing through August 2017	2,791	4,008

	34,354	24,774
Less current portion	(5,775)	(1,653)

Long-term debt	$28,579	$23,121

Senior debt:  In March 2014, the Company entered into a Loan and Security Agreement (“LSA”) with Hercules which was subsequently amended in August 2014, September 2014, December 2014 and June 2015. As amended, the LSA provides a total commitment of $25.0 million, available in four draws. Borrowings under the LSA are collateralized by substantially all of the Company’s assets, except the Company’s intellectual property and assets under capital lease. The first draw of $10.0 million, (“Tranche 1”), was issued during March 2014 and was used in its entirety to repay outstanding principal under a previous credit facility. The second draw of $5.0 million, (“Tranche 2”), was issued during September 2014.  The third draw (“Tranche 3”) in the amount of $5.0 million was issued in March 2015.  In June 2015, the fourth and final draw of $5.0 million, (“Tranche 4”), was issued prior to meeting the Tranche 4 milestones.  The Company met the Tranche 4 Milestones stated in the LSA prior to July 31, 2015.

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

The LSA, as amended, also contains certain financial and nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness, repurchase or redeem stock or other equity interest other than pursuant to employee stock repurchase plans or other similar agreements, make investments and engage in transactions with affiliates. Upon an event of default, the lender may declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2014 and September 30, 2015, the Company was in compliance with the covenants under the LSA, as amended.

In connection with the LSA, the Company issued the Hercules Warrants which consisted of 60,000 Series C warrants in March 2014 and 110,000 Series C warrants in September 2014 at the then current price of $5.00 per share. The Hercules Warrants became warrants for the purchase of 70,833 shares of common stock at a price of $12.00 per shares upon the closing of the Company’s IPO and were therefore reclassified from warrant liability to Additional Paid in Capital within Shareholders’ Equity (Deficit).

The fair value of the 60,000 Hercules Warrants issued March 28, 2014 as part of the initial draw-down described above was $124,000 and the residual proceeds of $9,876,000 were allocated to the $10.0 million interest bearing note. The fair value of the 110,000 Hercules Warrants issued September 25, 2014 as part of the second draw-down described above was $248,000 and the residual proceeds of $4,752,000 were allocated to the $5.0 million interest bearing note. The warrants were recorded as a liability with a related debt discount to be amortized as interest over the term of the LSA.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

End of term charge amortization totaled $79,000 and $230,000 for the three and nine months ended September 30, 2015, respectively.  End of term charge amortization totaled $22,000 and $53,000 for the three and nine months ended September 30, 2014, respectively.  Debt discount amortization to interest expense for the senior debt totaled $67,000 and $196,000 for the three and nine months ended September 30, 2015, respectively.  Debt discount amortization to interest expense for the senior debt totaled $36,000 and $64,000 for the three and nine months ended September 30, 2014, respectively.  As of July 22, 2015, the fair values of the Hercules Warrants were remeasured and the change in fair value of approximately $38,000 for the three months ended September 30, 2015 has been recorded in other income (expense), net in the Company’s consolidated statements of operations and cumulatively for the nine months ended September 30, 2015, a total of $157,000 has been recorded in other income (expense), net in the Company’s consolidated statements of operations.

Credit Agreement:  Previously, the Company had a credit agreement entered into on August 20, 2012 (the “Credit Agreement”) with a financial institution. The Credit Agreement provided for a four-year $10.0 million term loan, with an annual interest rate of 9.5% payable monthly.  In addition, a $250,000 fee payable at maturity was being amortized using the effective interest method.  The proceeds from the initial $10.0 million draw on the LSA were used to repay the outstanding $10.0 million Credit Agreement balance and $697,000 of interest expense related to the Credit Agreement in March 2014. The early prepayment of the Credit Agreement resulted in a $445,000 loss (due to recording the $98,000 prepayment penalty and writing off the $154,000 unamortized exit fee and the $193,000 of unamortized loan cost) reflected in interest expense for the nine months ended September 30, 2014.

10% subordinated related party note:  The Company has an amended and restated subordinated note (the “Note”) in the aggregate principal amount of $5.9 million that was issued by the Company to Essex Capital Corporation (“Essex”).  Interest accrues and adds to the principal balance until such time as the Company achieves positive EBITDA for three consecutive months.  On July 19, 2014, the interest rate on the Note was reduced to 6% for the period from July 19, 2014 through June 28, 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment made by the Company to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party (see Note 16). The Company recorded this amendment as a loan modification.  At each of December 31, 2014 and September 30, 2015, the aggregate principal amount of the Note was $5.9 million, and $511,000 and $883,000 in interest had been accrued through the year ended December 31, 2014 and through the nine months ended September 30, 2015, respectively.

Capital lease obligations to related party:  As described in Notes 7 and 16, during the years ended December 31, 2013 and 2014, the Company entered into agreements with a related party for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $5.5 million and $795,000, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.5% and interest expense on these leases was $110,000 and $371,000 for the three months ended September 30, 2015 and September 30, 2014, respectively, and $169,000 and $507,000 for the nine months ended September 30, 2015 and 2014, respectively.

Future principal payments of long-term debt, including capital leases, are as follows:

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30,
Period ending:	2015
(in thousands)

2015	$436
2016	7,973
2017	27,262

Future principal payments	$35,671

Less unamortized debt discount	(1,317)
Less current portion of long-term debt	(5,775)

Total long-term debt	$28,579

Note 11. Common stock and redeemable convertible preferred stock

The following table summarizes the authorized, issued and outstanding shares of the Company by class of stock as of September 30, 2015 and December 31, 2014. All shares have a par value of $0.001 per share:

	September 30, 2015		December 31, 2014
		Issued and		Issued and
	Authorized	Outstanding	Authorized	Outstanding
	Shares	Shares	Shares	Shares

Common Stock	100,000,000	15,839,064	35,000,000	938,859
Preferred Stock	5,000,000	—	—	—
Series A Preferred Stock	—	—	1,170,000	1,170,000
Series B Preferred Stock	—	—	4,000,000	3,113,099
Series B-1 Preferred Stock	—	—	8,830,000	5,461,802
Series C Preferred Stock	—	—	13,500,000	8,753,547
Total Shares Issued		15,839,064		19,437,307

Treasury Stock		—		(55,905)
Total Outstanding Shares		15,839,064		19,381,402
Total Authorized Shares	105,000,000		62,500,000

Reverse Stock Split

On July 10, 2015, the Company filed an amendment to its amended and restated certificate of incorporation, effecting a 1-for-2.4 reverse stock split of the Company’s issued and outstanding shares of common stock as approved by the board of directors on July 9, 2015.  All issued and outstanding common stock and per share amounts contained in the Company’s financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Authorized Shares

In connection with the closing of the Company’s IPO on July 28, 2015, the Company amended and restated its certificate of incorporation to authorize 5,000,000 shares of preferred stock, par value $0.001 per share, and 100,000,000 shares of common stock, par value $0.001 per share.

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

•

the conversion of the Hercules Warrants to purchase 170,000 shares of Series C convertible preferred stock into warrants to purchase 70,833 shares of the Company’s common stock and the resultant reclassification of the warrant liability to Additional Paid in Capital within Stockholders’ Equity (Deficit); and

•

the net exercise of outstanding Series C warrants issued in conjunction with the Series C preferred stock financing to purchase 947,185 shares of Series C preferred stock for 78,926 shares of the Company’s common stock.

The Company had classified its classes of redeemable convertible preferred stock as mezzanine equity based upon the terms and conditions which contain various redemption and conversion features.

In conjunction with the Company’s Series B-1 financing in 2012, the Series B-1 investors also received warrants (“Series B-1 warrants”) to purchase 389,474 shares of common stock at an exercise price of $0.0024 per share. There were no exercises of Series B-1 warrants in the year ended December 31, 2014.  During the nine months ended September 30, 2015, the Company issued a total of 101,431 shares of its common stock upon the exercise of Series B-1 warrants held by several investors at an exercise price of $0.0024 per share. As of September 30, 2015, Series B-1 warrants to purchase 235,695 shares of common stock remained outstanding, and expire in 2016.  Between October 1 and October 28, 2015, the Company issued 112,402 shares of its common stock upon the exercise of Series B-1 warrants held by several investors at an exercise price of $0.0024 per share (see Note 17).

In February and March 2014, the Company closed on additional Series C financings totaling 1,986,586 shares, raising $9.9 million. Between December 2014 and February 2015, the Company closed on an additional Series C financing raising a total of $20.6 million, including $7.5 million in December 2014 and $13.1 million during the nine months ended September 30, 2015.  The Company issued 1,499,935 shares in December 2014 and 2,624,936 shares during the three months ended March 31, 2015 of Series C preferred stock.  In addition, the Company issued a Series C warrant to purchase one additional share of Series C preferred stock at a purchase price of $5.00 per share for every two purchased shares of Series C preferred stock, provided the investor purchased its pro-rata share of the Series C preferred stock. In the event that the Company’s Series C preferred stock converted into common stock or another class of the Company’s stock (“Conversion Stock”) during the warrant exercise period, then the warrants would become exercisable for the Conversion Stock and the exercise price of those warrants was to be ratably adjusted. The Company issued Series C warrants to purchase 749,967 shares of Series C preferred stock in December 2014 and 1,197,218 shares of Series C preferred stock during the nine months ended September 30, 2015 (see warrant liability section below).  On June 30, 2015, the Company issued a total of 150,000 shares of its Series C preferred stock to an investor upon the exercise of warrants held by that investor at an exercise price of $5.00 per share, for an aggregate exercise price of $750,000.  Between July 6 and July 27, 2015, the Company issued 850,000 shares of its Series C preferred stock to several investors upon the exercise of Series C warrants held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $4.25 million.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dividends:  From and after the date of the issuance of the Company’s Series B-1 redeemable convertible preferred stock (“Series B-1 preferred stock”) until the retirement and cancellation of Series B-1 preferred stock in conjunction with the Company’s IPO, dividends at the rate per annum of 8% of the Series B-1 preferred stock original issuance price of $5.00 were accrued on such shares of Series B-1 preferred stock. Dividends accrued from day to day, whether or not declared, and were cumulative. The accruing dividends was to be payable in additional shares of Series B-1 preferred stock, valued at the Series B-1 preferred stock original issuance price, unless the board of directors of the Company elected to pay all or any portion of the accruing dividends in cash.  In accordance with the conversion provision of the Company’s Third Amended and Restated Certificate of Incorporation, as amended, which was triggered upon the Company’s IPO, all rights with respect to the Preferred Shares of the Company were terminated, including the right to receive undeclared dividends.  The Series B-1 preferred stock cumulative dividends were never declared by the Company’s board of directors.

Redemption:  Prior to the retirement and cancellation of the Company’s Preferred Shares as a result of the IPO, the holders of a majority of the outstanding shares of Series C preferred stock, Series B-1 preferred stock and Series B preferred stock, voting together as a single class, could require the Company to redeem the Series C preferred stock, Series B-1 preferred stock and Series B preferred stock at their original purchase price of $5.00 per share in three annual installments by giving a sixty-day notice at any time on or after March 31, 2017. On March 25, 2014, the Company amended the initial redemption date, extending it to November 1, 2017. On each redemption date, the Company was to redeem, on a pro rata basis in accordance with the number of shares of Series C preferred stock, Series B-1 preferred stock and Series B preferred stock owned by each holder, that number of outstanding shares of Series C preferred stock, Series B-1 preferred stock and Series B preferred stock. If the Company did not have sufficient funds legally available to redeem on any redemption date, the Company was to redeem a pro rata portion of each holder’s Series C preferred stock, Series B-1 preferred stock and Series B preferred stock out of funds legally available.

The Series C preferred stock, Series B-1 preferred stock and Series B preferred stock were to be redeemable on November 1, 2017, and their carrying value was being accreted to the minimum redemption value of $5.00 per share or $57,642,000, $27,309,000 and $15,565,000, respectively, over the period from issuance through November 1, 2017 using the effective interest method for issuances through the IPO effective date. The amount of accretion recorded for the three and nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014 for Series C preferred stock amounted to $37,000, $607,000, $21,000 and $66,000, respectively. The amount of accretion recorded for the three and nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014 for Series B-1 preferred stock was $41,000, $370,000, $162,000 and $516,000, respectively. The amount of accretion recorded for the three and nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014 for Series B preferred stock amounted to $21,000, $192,000, $84,000 and $268,000, respectively.

In accordance with the conversion provision of the Company’s Third Amended and Restated Certificate of Incorporation, as amended, which was triggered upon the Company’s IPO, all rights with respect to the Preferred Shares of the Company were terminated, including redemption rights.

Warrant liability:  In connection with the December 2014 $7.5 million additional Series C preferred stock financing (see above), the Company issued warrants to purchase an aggregate 749,967 shares of the Series C preferred stock. The proceeds from the December 2014 additional Series C preferred stock financing with Series C warrants were allocated to the two elements based on the fair value of the Series C warrants at time of issuance. The remainder of the proceeds was allocated to the redeemable convertible preferred instrument portion of the transaction, resulting in a discount. The portion of the proceeds so allocated to the warrants was accounted for as a warrant liability and periodically adjusted to fair value through the statement of operations. The related preferred stock discount was amortized as preferred stock accretion to redemption value over the remaining term until the redemption date using the effective interest method. The fair value of the 749,967 Series C Warrants was $1,335,000, with the residual $6,108,000, net of legal fees of $57,000, allocated to the 1,499,935 shares of Series C preferred stock as of December 2014.

The proceeds from the 2015 additional Series C preferred stock financing with stock purchase warrants were allocated to the two elements based on the fair value of the Series C warrants at time of issuance. The remainder of the proceeds was allocated to the redeemable convertible preferred instrument portion of the transaction, resulting in a discount. The portion of the proceeds so allocated to the Series C warrants was accounted for as a warrant liability and periodically adjusted to fair value through the statement of operations. The related preferred stock discount is amortized as preferred stock accretion to redemption value over the remaining term until the redemption date using the effective interest method. The fair value of the 1,197,218

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series C warrants was $2,131,000, with the residual $10,916,000, net of legal fees of $78,000, allocated to the 2,624,936 shares of Series C preferred stock.

On the IPO effective date of July 22, 2015, the Series C warrant fair values were remeasured for a final time and an increase in fair value of approximately $1,522,000 and $ $1,698,000 has been recorded in other income (expense), net in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2015. Upon the closing of the Company’s IPO, all of the shares of the Company’s redeemable convertible preferred stock (“Preferred Shares”) were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those Preferred Shares were cancelled including the right to receive undeclared accumulated dividends. On the IPO closing date, all outstanding shares of redeemable preferred stock converted into 9,217,983 shares of common stock and all remaining outstanding Series C warrants issued in conjunction with purchases of Series C preferred stock were net exercised at the IPO price for 78,926 shares of common stock.

Note 12. Stock options, restricted stock and performance stock options

In July 2015, the Company adopted the Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan (“2015 Plan”) which became effective immediately prior to the closing of the IPO and initially had 767,330 shares of common stock reserved for issuance.  On January 1, 2016 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2015 Plan shall be cumulatively increased by five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2015 Plan. The 2015 Plan superseded the Neos Therapeutics, Inc. 2009 Equity Plan (“2009 Plan”), originally adopted in November 2009 and which had 1,375,037 shares for reserved and available for issuance.  Effective upon closing of the IPO, the board of directors determined not to grant any further awards under the 2009 Plan. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s compensation committee.  The Company’s compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s compensation committee may delegate authority to grant certain awards to the Company’s chief executive officer. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant.

The Board of Directors approved option grants covering a total of 37,500 shares of common stock to certain non-employee directors on July 9, 2015 under the 2015 Plan. These option grants were effective immediately after the effectiveness of the Company’s registration statement.  The exercise price of these option grants was equal to the IPO price of $15.00. The Board of Directors approved option grants covering a total of 445,210 shares of common stock to certain non-employee directors and employees on August 20, 2015 under the 2015 Plan. These option grants were effective September 1, 2015.  The exercise price of these option grants was equal to the market price of $25.50.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company.  The Company also granted performance based awards to selected management. The performance options vest over a three-year period based on achieving certain operational milestones. Unexercised options expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan.  During the third quarter of 2015, 2,083 shares related to forfeited 2009 Plan options were transferred into the shares available under the 2015 Plan.  As of September 30, 2015, 284,620 shares of common stock remain available for grant under the 2015 Plan.

The Company estimates the fair value of all stock option awards on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. Prior to the IPO, given the absence of an active market for the Company’s common stock prior to its IPO, the Company’s board of directors was required to estimate the fair value of its common stock at the time of each option grant primarily based upon valuations performed by a third party valuation firm.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average key assumptions used in determining the fair value of options granted during the periods indicated are as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2015	2015

Estimated dividend yield	0%	0%
Expected stock price volatility	60%	60%
Weighted-average risk-free interest rate	1.57%	1.60%
Expected life of option in years	5	5
Weighted-average option fair value at grant	$12.767	$10.054

Total compensation cost that has been charged to selling, general and administrative expense related to stock options was $291,000 and $480,000 for the three and nine months ended September 30, 2015, respectively, and $36,000 and $68,000 for the three and nine months ended September 30, 2014, respectively.  At September 30, 2015, there was $7.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock options compensation which is expected to be recognized over the weighted-average remaining contractual life of options outstanding of approximately 9.1 years.  For the nine months ended September 30, 2015, the Company issued 37,753 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $72,000 and realized no tax benefit from the exercised stock options.

A summary of outstanding and exercisable options as of September 30, 2015 and December 31, 2014 and the activity from December 31, 2014 through September 30, 2015, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2014	511,775	$3.684	$2,883

Exercisable at December 31, 2014	150,109	$1.467	$1,179

Granted	754,371	19.431
Exercised	(37,753)	1.914
Expired, forfeited or cancelled	(4,166)	2.498

Outstanding at September 30, 2015	1,224,227	$13.446	$9,260

Exercisable at September 30, 2015	181,061	2.912	$3,277

The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2014 was 8.7 and 7.3 years, respectively. The option exercise price for all options granted in 2014 ranged from $2.91 to $7.49 per share. The weighted-average remaining contractual life of options outstanding and exercisable on September 30, 2015 was 9.1 and 7.3 years, respectively. The option exercise price for all options granted in the nine months ended September 30, 2015 ranged from $9.32 to $25.50 per share.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock:  Under the 2009 Plan, the Company granted restricted stock awards to members of its management and selected members of the board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months.

For the year ended December 31, 2013, the Company issued 149,244 shares of restricted stock at a grant date fair value of $2.55 per share. Of these shares, 7,195 vested immediately and the remaining 142,049 of these shares vest over 48 months in four equal tranches on the anniversary of the issue date.  Restricted stock compensation cost of $27,000 and $72,000 for the three and nine months ended September 30, 2015, respectively, and $23,000 and $68,000 for the three and nine months ended September 30, 2014, respectively, has been charged to selling, general and administrative expenses.  At September 30, 2015 and 2014, there was $185,000 and $278,000, respectively, of unrecognized compensation cost related to restricted stock. No vested restricted stock awards were settled during the nine months ended September 30, 2015. On October 16, 2015, the Company settled certain vested restricted stock awards which were settled having a value of $658,000 in cash, and the company realized a tax benefit of $224,000. On October 16, 2015, 9,197 shares of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock.  The fair value of such shares was determined to be $18.54 per share, the closing price of the Company’s stock on such date.

The Company had 106,537 shares of unvested restricted stock with a weighted average fair value of $2.55 as of September 30, 2015 and December 31, 2014.  For the nine months ended September 30, 2015, there were no shares granted, vested or forfeited.

Note 13. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value.  On February 19, 2015, the Company’s board of directors approved the cancellation of the Company’s 55,905 shares of treasury stock which had been repurchased at the original purchase price of $0.002 in 2013. On October 16, 2015, 9,197 shares of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company.

Note 14. Commitments and contingencies

Operating lease:  The Company leases its office space and manufacturing facility under an operating lease which expires in 2024. The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1,163,000 and $1,189,000 at September 30, 2015 and December 31, 2014, respectively. The Company is also liable for a share of operating expenses for the premises as defined in the lease agreement. The Company’s share of these operating expenses was $59,000 and $178,000 for the three and nine months ended September 30, 2015, respectively, and $62,000 and $188,000 for the three and nine months ended September 30, 2014, respectively. Rent expense, excluding the share of operating expenses, for the three and nine months ended September 30, 2015 was $218,000 and $654,000, respectively, and $223,000 and $678,000 for the three and nine months ended September 30, 2014, respectively.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”).  The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee.  The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $295,000 and $673,000 of bonus expense for the three and nine months ended September 30, 2015.

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

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

license fee will be capitalized and amortized over the life of the patents. The royalties will be recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

Note 16. Related party transactions

At December 31, 2014 and September 30, 2015, the Company was obligated under a $5,935,000 long-term subordinated note (“Note”) that was issued by the Company to Essex. See Note 10 for further details. On July 21, 2014, the Company, Essex and a third party entered into a Settlement Agreement and Release of Claims Agreement resolving certain issues and disputes whereby Essex paid $256,000 to the third party, the Company paid Essex $128,000 and Essex agreed to reduce the interest rate on the Note from 10% to 6% beginning on July 19, 2014 until such time as the Company recovered the full amount of its payment to Essex, which ended on June 28, 2015, at which time the interest rate on the Note returned to 10%. The third party released both Essex and the Company from any and all claims.

As described in Note 7, in 2012, the Company negotiated financing arrangements with a related party that provided for the sale-leaseback of up to $6.5 million of the Company’s property and equipment. In 2013, the Company executed four transactions totaling $5.5 million and in March 2014, the Company completed the final tranche of the sale-leaseback arrangement, raising an additional $795,000.

Note 17. Subsequent events

Between October 1 and October 28, 2015, the Company issued 112,402 shares of its common stock to several investors upon the exercise of Series B-1 warrants held by those investors at an exercise price of $0.0024 per share (see Note 11).

On October 16, 2015, the Company settled certain vested restricted stock awards which were settled having a value of $658,000 in cash, and the company realized a tax benefit of $224,000. In October 2015, 9,197 shares of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements for the years ended December 31, 2014 and 2013 and notes thereto included in our final prospectus dated as of July 22, 2015. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop our three branded product candidates for the treatment of attention deficit hyperactivity disorder, or ADHD. Our product candidates are extended-release, or XR, medications in patient-friendly, orally disintegrating tablets, or ODT, or liquid suspension dosage forms. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. If approved, we believe our most advanced product candidates, NT-0102 and NT-0202, will be the first methylphenidate XR-ODT and the first amphetamine XR-ODT, respectively, for the treatment of ADHD on the market.  NT-0102 is our methylphenidate XR-ODT, which has a provisionally accepted trade name of Cotempla XR-ODT™.  On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our New Drug Application, or NDA for NT-0102, it has identified deficiencies that preclude discussion of labeling and post marketing requirements/commitments at this time. The FDA stated that this notification does not reflect a final decision on the information under review.  On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and to-be-marketed drug product, including an assessment of food effect, and to provide validation and three months of stability data. On July 30, 2015, we announced that we had resubmitted a NDA to the FDA for NT-0202, our amphetamine XR-ODT and we have a Prescription Drug User Fee Act, or PDUFA, goal date of January 27, 2016. The NT-0202 NDA resubmission provides information to specifically address the FDA-issued Complete Response Letter received in September 2013. This includes the results from an additional pharmacokinetic study which was conducted with NT-0202 that utilized a commercial-scale manufacturing process, and the requisite stability data. This submission is a Class 2 resubmission, with a target six-month PDUFA review period. We expect to submit an NDA for NT-0201, our amphetamine XR liquid suspension, following receipt of written feedback from the FDA to incorporate our understanding of the FDA’s expectations for the acceptance and subsequent review of such NDA. The FDA’s feedback is expected in the fourth quarter of 2015.

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

Our predecessor company was incorporated in Texas on November 30, 1994 as PharmaFab, Inc. and subsequently changed its name to Neostx, Inc. On June 15, 2009, we completed a reorganization pursuant to which substantially all of the capital stock of Neostx, Inc. was acquired by a newly formed Delaware corporation, named Neos Therapeutics, Inc. The remaining capital stock of Neostx, Inc. was acquired by us on June 29, 2015, and Neostx, Inc. was merged with and into Neos Therapeutics, Inc.  Historically, we were primarily engaged in the development and contract manufacturing of unapproved or Drug Efficacy Study Implementation, or DESI, pharmaceuticals and, to a lesser extent, nutraceuticals for third parties. The unapproved or DESI pharmaceuticals contract business was discontinued in 2007, and the manufacture of nutraceuticals for third parties was discontinued in March 2013.

Since our reorganization in 2009, we have devoted substantially all of our resources to funding our manufacturing operations and to our product candidates which consist of research and development activities, clinical trials for our product candidates, the general and administrative support of these operations and intellectual property protection and maintenance. Prior to our recent initial public offering of our common stock, we funded our operations principally through private placements of our common stock, redeemable convertible preferred stock, bank and other lender financings and through payments received under collaborative arrangements.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $20.8 million for the year ended December 31, 2014, $9.4 million and $5.2 million for the three months ended September 30, 2015 and 2014, respectively, and $21.7 million and $16.0 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of approximately $107.7 million. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•                  seek regulatory approval for our product candidates;

•                  build commercial infrastructure to support sales and marketing for our product candidates;

•                  continue research and development activities for new product candidates;

•                  manufacture supplies for our preclinical studies and clinical trials; and

•                  operate as a public company.

On July 28, 2015, we closed our initial public offering, or IPO, whereby we sold 5,520,000 shares of common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the IPO price on July 23, 2015.  The net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $75.0 million. The securities described above were offered by us pursuant to a registration statement on Form S-1 declared effective by the SEC on July 22, 2015.

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

In the future, we will seek to generate revenue from product sales of our three late-stage branded product candidates. We do not expect to generate any significant revenue unless or until we commercialize our product candidates. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our inability to generate future revenue from product sales may adversely affect our results of operations and financial position.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
NT-0102 Methylphenidate ODT	$260	$532	$2,771	$1,374
NT-0202 Amphetamine ODT	58	497	139	778
NT-0201 Amphetamine Liquid	38	16	185	775
Other Research and Development Activities (1)	2,345	1,682	6,028	5,268
	$2,701	$2,727	$9,123	$8,195

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

On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for NT-0102, it has identified deficiencies that preclude discussion of labeling and post marketing requirements/commitments at this time. The FDA stated that this notification does not reflect a final decision on the information under review.  On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and to-be-marketed drug product, including an assessment of food effect, and to provide validation and three months of stability data. On July 30, 2015, we announced that we had resubmitted a NDA to the FDA for NT-0202, our amphetamine XR-ODT. The NT-0202 NDA resubmission provides information to specifically address the FDA-issued Complete Response Letter received in September 2013. This includes the results from an additional pharmacokinetic study which was conducted with NT-0202 that utilized a commercial-scale manufacturing process, and the requisite stability data. This submission is a Class 2 resubmission, and we have a PDUFA goal date of January 27, 2016. We expect to submit an NDA for NT-0201, our amphetamine XR liquid suspension, following receipt of written feedback from the FDA to incorporate our understanding of the FDA’s expectations for the acceptance and subsequent review of such NDA. The FDA’s feedback is expected in the fourth quarter of 2015.  Any further actions required by the FDA may result in further research and development expenses. For additional information regarding the FDA review process, see “Government Regulation—NDA and FDA review process” in the final prospectus dated as of July 22, 2015.

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs for personnel pre-commercialization activities for our product candidates and trade sales of our generic Tussionex. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care sales support and market data and analysis.

We expect that our selling and marketing expenses will increase with the potential commercialization of our product candidates particularly as we move to a business model in which we commercialize our own products in the United States. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs.

General and administrative

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense for our employees in executive, finance and human resources functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses or cost of goods sold, and professional fees for business development, accounting, tax and legal services.

We anticipate that our general and administrative expenses will increase due to increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs.

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

Other income (expense), net

Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. These sale-leaseback financings occurred in five separate transactions, each with a 42-month lease term. The gains on the transactions are being recognized on a straight-line basis over the respective 42-month lease term. Other income and expense also includes changes resulting from the remeasurement of the fair values of our earnout liability and our warrant liabilities through the effective date of the IPO, July 22, 2015.

RESULTS OF OPERATIONS

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues

The following table summarizes our revenues for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)
Product	$221	$(120)	$341	284.2%
Profit Sharing	—	28	(28)	not applicable
Development	—	67	(67)	not applicable
	$221	$(25)	$246	984.0%

Total revenues were $0.2 million for the three months ended September 30, 2015, all of which was product revenue generated from net sales of our generic Tussionex for which we acquired all commercialization and profit rights in August 2014.  The net negative total revenue of $(0.025) million for the three months ended September 30, 2014 was due to reserves we established for the estimated returns of our generic Tussionex outstanding at the wholesalers as of the October 6, 2014 effective date of the August 26, 2014 DEA reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance.  This ruling had the effect of requiring unsold product to either be relabeled or returned.  The reserves were offset by profit sharing and development revenue generated from our development and manufacturing agreement which we terminated in August 2014.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

Cost of Goods Sold	$1,079	$782	$297	38.0%

The total cost of goods sold was $1.1 million for the three months ended September 30, 2015, an increase of $0.3 million or 38.0%, from the $0.8 million for the three months ended September 30, 2014.  This increase was primarily due to $0.2 million of amortization of the intangibles resulting from the acquisition of the rights to commercialize and derive future profits from Tussionex ANDA and a $0.1 million increase in other costs of goods, including audits of suppliers and distribution costs due to sales of our generic Tussionex in 2015.

Research and development expenses

The following table summarizes our research and development expenses for three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

Research and Development Expenses	$2,701	$2,727	$(26)	0.9%

Research and development expenses were unchanged at $2.7 million for the three months ended September 30, 2015 from the three months ended September 30, 2014.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

Selling and Marketing	$1,343	$106	$1,237	1167.0%

The total selling and marketing expenses were $1.3 million for the three months ended September 30, 2015, an increase of $1.2 million or 1,167.0%, from the $0.1 million for the three months ended September 30, 2014.  Selling and marketing professional services increased by $0.8 million due to the increase in pre-commercialization advertising, market research and public relations expenses incurred in 2015 for the NT-0102 and NT-0202 product candidates. Salary and compensation expense increased $0.4 million due to the addition of personnel as part of pre-commercialization efforts for our product candidates and trade sales support for our generic Tussionex.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

General and Administrative	$2,073	$1,245	$828	66.5%

The total general and administrative expenses were $2.1 million for the three months ended September 30, 2015, an increase of $0.8 million or 66.5%, from the $1.3 million for the three months ended September 30, 2014.  Salary and compensation expense increased $0.4 million in the three months ended September 30, 2015 primarily due to a $0.3 million increase in compensation related to share-based compensation and a $0.1 million increase in 2015 due to the addition of contract labor in support of our IPO. In addition, Professional Fees increased by $0.2 million related to the engaging of consultants primarily for audit, tax, business development and recruiting. Also, general and administrative expenses increased by $0.1 million for Directors & Officers Insurance Policy premium following the IPO effective date and $0.1 million for board of directors fees and expenses.

Interest expense

The following table summarizes interest expense for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

Interest Expense	$1,044	$562	$482	85.8%

The total interest expense was $1.0 million for the three months ended September 30, 2015, an increase of $0.5 million or 85.6%, from the $0.6 million for the three months ended September 30, 2014. This increase was principally due to higher interest in 2015 due to the increased senior debt balance.

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

Other Income, net	$(1,349)	$208	$(1,557)	-748.6%

Other income (expense), net was $(1.3) million expense for the three months ended September 30, 2015, a decrease of $1.6 million or 748.6%, from the $0.2 million of income for the three months ended September 30, 2014. This decrease resulted primarily from the increase in the fair value of our warrant liabilities as a result of the measurement of their fair values as of July 22, 2015 which gave increased weighting assigned to the IPO scenario in the PWERM model.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

Product	$2,133	$(120)	$2,253	1877.5%
Manufacturing	—	113	(113)	not applicable
Development	—	160	(160)	not applicable
Profit Sharing	—	169	(169)	not applicable
	$2,133	$322	$1,811	562.4%

Total revenues were $2.1 million for the nine months ended September 30, 2015, an increase of $1.8 million or 562.4%, from the $0.3 million for the nine months ended September 30, 2014.  All $2.1 million of product revenue in the nine months ended September 30, 2015 was generated from net sales of our generic Tussionex for which we acquired all commercialization and profit rights in August 2014. This was partially offset by decreases in development, profit sharing and manufacturing revenue. The manufacturing and profit sharing revenues decreased by $0.3 million due to the termination of our development and manufacturing agreement in August 2014. In addition, the $0.1 million decrease in development revenues for the nine months ended September 30, 2015 was due to reduced development work related to our generic Tussionex. The $0.1 million of negative product revenue for the nine months ended September 30, 2014 resulted from reserves we established for the estimated returns of our generic Tussionex outstanding at the wholesalers as of the October 6, 2014 effective date of the August 26, 2014 DEA reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance.  This ruling had the effect of requiring unsold product to either be relabeled or returned.

Cost of goods sold

The following table summarizes our cost of goods sold for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

Cost of Goods Sold	$3,833	$2,225	$1,608	72.3%

The total cost of goods sold was $3.8 million for the nine months ended September 30, 2015, an increase of $1.6 million or 72.3%, from the $2.2 million for the nine months ended September 30, 2014.  This increase was primarily due to $0.5 million increase in raw material costs due to the increased sales of Tussionex, $0.5 million of amortization of the intangibles resulting from the acquisition of the rights to commercialize and derive future profits from Tussionex ANDA and a $0.3 million increase in other cost of goods sold, principally due to distribution costs and freight incurred for the shipment of our generic Tussionex and audits of suppliers in 2015.

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

Research and Development Expenses	$9,123	$8,195	$928	11.3%

Research and development expenses were $9.1 million for the nine months ended September 30, 2015, an increase of $0.9 million, or 11.3%, from the $8.2 million for the nine months ended September 30, 2014. This increase was primarily due to a $2.3 million FDA filing fee for the NDA for NT-0102 submitted in January 2015, a $0.4 million increase in research and development materials and other costs, a $0.3 million increase in medical affairs spending related to the our ADHD product candidates and a $0.2 million amortization of the annual FDA facility fee for 2015 for our generic Tussionex.  These increases were offset by a $1.8 million decrease in clinical expense, primarily as a result of the completion of our classroom study of NT-0102 and the wrapping up of clinical trials for NT-0201 and NT-0202 in 2014 and a $0.5 million decrease in consulting firm services related to the filing of our prior NDA applications.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

Selling and Marketing	$2,271	$117	$2,154	1841.0%

The total selling and marketing expenses were $2.3 million for the nine months ended September 30, 2015, an increase of $2.2 million or 69.5%, from the $0.1 million for the nine months ended September 30, 2014.  Selling and marketing professional services increased by $1.3 million due to the pre-commercialization advertising agency costs, market research, public relations, data analysis, managed care promotion and corporate communications expenses incurred in the first nine months of 2015 for the NT-0102 and NT-0202 product candidates. Salary and compensation expense $0.7 million due to the addition of personnel as part of pre-commercialization efforts for our new product candidates and trade sales support for our generic Tussionex. In addition, selling and marketing travel expenses increased $0.1 million related to these pre-commercialization activities.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

General and Administrative	5,069	4,196	873	20.8%

The total general and administrative expenses were $5.1 million for the nine months ended September 30, 2015, an increase of $0.9 million or 20.8%, from the $4.2 million for the nine months ended September 30, 2014. Salary and compensation expense increased $0.7 million in the nine months ended September 30, 2015 primarily due a $0.4 million increase in compensation related to share-based payments and a $0.3 million increase in 2015 due to the restructuring of the executive team and the addition of contract labor during 2014 and 2015 to bring on additional industry experience in support of our IPO. In addition, general and administrative expenses increased by $0.1 million for Directors & Officers Insurance Policy premium for the period following the IPO effective date and $0.1 million for board of directors fees and expenses. Also, Professional Fees included the following offsetting variances: an increase of $0.6 million related to the engaging of consultants primarily for audit, tax, business development, recruiting, computer services, compensation review, financial analysis and government pricing, offset by a $0.6 million decrease in legal fees resulting from the termination and settlement of litigation related to the Paragraph IV certification of our NT-0202 product candidate in July 2014.

Interest expense

The following table summarizes interest expense for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

Interest Expense	$2,685	$2,199	$486	22.1%

The total interest expense was $2.7 million for the nine months ended September 30, 2015, an increase of $0.5 million from the $2.2 million for the nine months ended September 30, 2014.  The interest on senior debt increased by $0.7 million due to higher interest in 2015 due to the increased senior debt balance.  This increase was offset by a $0.1 million reduction in capital lease interest due the reduced capital lease balances resulting from the lease payments and a $0.1 million decrease in subordinated debt interest due to the reduction in the interest rate on the note from 10% to 6% pursuant to the Settlement and Release of Claims Agreement with Essex and a third party (see Note 16).

Other income (expense), net

The following table summarizes our other income (expense) for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(in thousands)

Other Income, net	$(829)	$618	$(1,447)	-234.1%

Other expense was $0.8 million for the nine months ended September 30, 2015, a decrease of $1.4 million or 234.1%, from the $0.6 million of other income for the nine months ended September 30, 2014.  This change was due to the $1.5 million year-to-date effect of the remeasurements of the fair values which included a second and third quarter increases in fair values of the warrant and earnout liabilities due to the increased weighting assigned to the IPO scenario in the PWERM model which was partially offset by a decrease in the fair value of the earnout liability, principally in the first quarter of 2015, resulting primarily from new information regarding the projected impact of the DEA’s reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance and a review of the launch dates of our three ADHD product candidates.

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

As of September 30, 2015, we had $102.9 million in cash and cash equivalents. Between December 2014 and February 2015, we issued and sold 4,124,871 shares of Series C redeemable convertible preferred stock, or Series C preferred stock, for net proceeds of $20.6 million, of which $7.5 million is reflected in the December 31, 2014 cash balance and $13.1 million was received after December 31, 2014.  On June 30, 2015, a holder of warrants to purchase our Series C preferred stock (“Series C warrants”) exercised Series C warrants to purchase an aggregate of 150,000 shares of Series C Preferred stock at $5.00 per share, for an aggregate price of $0.75 million.  Between July 6 and July 27, 2015, we issued 850,000 shares of its Series C preferred stock to several investors upon the exercise of Series C warrants held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $4.25 million.  On March 13, 2015, we received an advance of $5.0 million under our senior debt facility as a result of achievement of a certain regulatory milestone. In addition, on June 10, 2015, we drew down the final $5 million tranche under our senior debt facility prior to meeting the milestones associated with that tranche.  We had agreed to prepay the $5.0 million Tranche 4 principal balance together with all accrued and unpaid interest applicable to Tranche 4 on July 31, 2015 if we had not met certain regulatory or financing milestones, or the Tranche 4 Milestones, on or before July 31, 2015. We did meet the Tranche 4 Milestones stated in the LSA prior to July 31, 2015; therefore, we did not prepay the $5.0 million Tranche 4 principal balance on July 31, 2015.  We believe that the $75.0 million net proceeds from our recently completed IPO and our existing cash will be sufficient to fund our operations for at least the next 12 months.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents are invested primarily in money market funds which are currently providing only a minimal return.

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Net Cash (used in) provided by:
Net Cash used in operating activities	$(14,919)	$(13,465)	$(1,454)
Net Cash provided by (used in) investing activities	2,344	(1,889)	4,233
Net Cash provided by financing activities	102,128	13,845	88,283

Net increase (decrease) in cash and cash equivalents	$89,553	$(1,509)	$91,062

Cash used in operating activities

Net cash used in operating activities during these periods primarily reflected our net losses and changes in working capital, partially offset by non-cash charges including depreciation expense, amortization of intangible assets net of amortized gain on sale of equipment, amortization of senior debt fees and share-based compensation expense.

Net cash used in operating activities was $14.9 million and $13.5 million for the nine months ended September 30, 2015 and 2014, respectively. The $1.5 million increase in net cash used from operating activities was primarily due to the $5.7 million increase in our net losses, as discussed above, partially offset by a $2.4 million increase in noncash items and a $1.8 million decrease in the usage of cash from working capital changes. The increase in noncash items was principally due to the changes in the fair value of the warrant and earnout liabilities in 2015, an increase in the amortization of costs to acquire all of the rights to commercialize and derive future profits from Tussionex ANDA in August 2014 and an increase in share-based compensation expense. The decrease in usage of cash from working capital changes resulted primarily from a $2.1 million increase in accounts payable and accrued expenses due to the timing of vendor invoicing and payments and an increase in accruals for outside services, partially offset by a $0.3 million decrease in accounts receivable due to timing of customer payments.

Cash provided by (used in) investing activities

Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash provided by investing activities was $2.3 million for the nine months ended September 30, 2015 as compared to net cash used in investing activities of $1.9 million for the nine months ended September 30, 2014, both of which principally resulted from the net sale or purchase, respectively, of short term investments, offset by a $0.6 million increase in 2015 capital expenditures, primarily in association with the expansion of our controlled substances vault and a $6.3 million cash outflow in 2014 for the acquisition all of the rights to commercialize and derive future profits from Tussionex ANDA in August 2014.

Cash provided by financing activities.

Net cash provided by financing activities of $102.1 million in the nine months ended September 30, 2015 primarily resulted from net cash proceeds of $77.0 million from our IPO reduced by $1.8 million of cash public offering costs; $13.0 million, net of issuance costs, received from the sale of 2,624,936 shares of our Series C preferred stock and the issuance of Series C warrants for 1,197,218 shares of Series C preferred stock; proceeds of $10.0 million from the remaining drawdowns under the LSA (see Credit Facilities below for details); $5.0 million from the exercise of 1,000,000 of Series C warrants and $0.1 million from the exercise of employee stock options, partially offset by $1.2 million of principal payments under the sales leasebacks. Net cash provided by financing activities of $13.8 million in the nine months ended September 30, 2014 was primarily related to proceeds of $9.9 million, net of issuance costs, received from the sale of 1,986,586 shares of our Series C preferred stock, proceeds of $15.0 million from the issuance of notes to our new lender, offset by $10.2 million in payments under the previous term loan and $0.6 million of deferred financing costs, and $0.8 million of proceeds from the sale leaseback of equipment, partially offset by $1.1 million of principal payments under the sale leasebacks.

Credit facilities

In March 2014, we entered into an LSA with Hercules which was subsequently amended in August 2014, September 2014, December 2014 and June 2015. As amended, the LSA provides a total commitment of $25.0 million, available in four draws. Borrowings under the LSA are collateralized by substantially all of our assets, except our intellectual property and assets under capital lease. The first draw of $10.0 million (“Tranche 1”), was issued during March 2014 and was used in its entirety to repay outstanding principal under a previous credit facility. The second draw of $5.0 million (“Tranche 2”), was issued in September 2014. The third draw (“Tranche 3”) in the amount of $5.0 million was issued in March 2015. In June 2015, we further amended the LSA and the fourth draw of $5.0 million (“Tranche 4”), was issued prior to achieving the Tranche 4 milestones. The Company met the Tranche 4 Milestones stated in the LSA prior to July 31, 2015.

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

The LSA, as amended, also contains certain financial and nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness, repurchase or redeem stock or other equity interest other than pursuant to employee stock repurchase plans or other similar agreements, make investments and engage in transactions with affiliates. Upon an event of default, the lender may declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise its security interests and other rights. As of September 30, 2015, we were in compliance with the covenants under our LSA, as amended.

In December 2011, we issued to Essex Capital Corporation, (“Essex”), a subordinated note (“Note”), in the aggregate principal amount of $5.8 million. Interest accrues and adds to the principal balance until such time as we achieve positive EBITDA for three consecutive months. In June 2012, we amended and restated the Note, resulting in an extension of the maturity date from June 2014 to March 2017 and the conversion of $1.0 million of outstanding principal amount into 200,000 shares of our Series B redeemable convertible preferred stock. The conversion was executed in December 2012 and the Note was amended to reflect the new aggregate principal amount of $5.3 million. In December 2013, the Note was amended and restated to reflect the addition of accrued interest due at maturity with a new aggregate principal amount of $5.9 million. In July 2014, the interest rate on the Note was reduced to 6% for the period from July 2014 through June 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment which we made to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party. This agreement resolved certain issues and disputes whereby Essex paid $256,000 to the third party, we paid Essex $128,000 and Essex agreed to reduce the interest rate on the Note from 10% to 6% for the July 2014 through June 2015. The third party released both Essex and us from any and all claims.  As of September 30, 2015, the aggregate principal amount of the Note was $5.9 million and $883,000 in interest had been accrued through September 30, 2015.

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

While our significant accounting policies are described in more detail in Note 3 to the notes to our audited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

We expect that manufacturing, profit sharing and development revenue will end as we have terminated our development and manufacturing agreement. As a result of our acquisition of the rights to commercialize and derive future profits from the Tussionex ANDA, we will utilize our manufacturing capability to derive revenue directly from sales made by us, rather than through our former commercial partner.

Net product sales

Net product sales for our generic Tussionex represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include wholesaler fees and estimated allowances for product returns, government rebates, chargebacks and prompt-payment discounts to be incurred on the selling price of the respective product sales. Wholesaler distribution fees are incurred on the management of these products by wholesalers and are recorded within net product sales based on definitive contractual agreements. We estimate gross to net sales adjustments for allowances for product returns, government rebates and chargebacks based upon analysis of third-party information, including information obtained from our third party logistics provider, or 3PL, with respect to its inventory levels and sell-through to the wholesalers’ customers, data available from third parties regarding prescriptions written for our products, as well as actual experience as reported by our customers and former commercialization partners. For sales of our new product candidates where no history of product returns will exist at the time of sale to facilitate the estimation of product returns, we anticipate that we will initially recognize sales based on product sell-through to end customers using data available from third parties; therefore, some revenue may be deferred until sufficient product return history is generated. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Allowances and accruals are recorded in the same period that the related revenue is recognized.

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

Manufacturing

Manufacturing revenue is derived from product manufactured by us and sold by our former commercial partner under a development and manufacturing agreement. Manufacturing revenue is derived from a contractual supply price paid to us by our former commercial partner.

Profit sharing

Profit sharing revenue is recorded as the product is sold by our former commercial partner. The profit share is our share of the net profits after taking into account net revenue, which is gross product sales by our former commercial partner, net of discounts, returns and allowances incurred by our former commercial partner, less collaboration expenses.

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

Share-based compensation expense

Share-based compensation awards, including grants of employee stock options and restricted stock and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of our share-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the previous lack of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, prior to the IPO, we have historically utilized third party valuation analyses to determine the fair value. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

We reported share-based compensation expense for stock options granted to employees in our consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
General and Administrative
Options	$291	$36	$480	$68
Restricted Stock	27	23	72	68

	$318	$59	$552	$136

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

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2015	2015

Estimated dividend yield	0%	0%
Expected stock price volatility	60%	60%
Weighted-average risk-free interest rate	1.57%	1.60%
Expected life of option in years	5	5
Weighted-average option fair value at grant	$12.767	$10.054

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

•                  the current and historical relationship between the reported stock prices and revenue and earnings levels of selected publicly traded companies engaged in similar lines of business;

•                  important developments relating to the results of our three branded product candidates; and

•                  the likelihood of achieving a liquidity event for our outstanding shares of stock.

The valuations we obtained were prepared in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”), which prescribes several valuation approaches for setting the value of an enterprise, such as the cost, market and income approaches, and various methodologies for allocating the value of an enterprise to its common stock. In accordance with the Practice Aid, we considered the various methods for allocating the enterprise value across our classes and series of capital stock to determine the fair value of our common stock at each valuation date. Prior to August 2014, we generally used the income approach, utilizing the discounted cash flow method to determine our value and allocating to classes of equity using an option pricing model. Since August 2014, we utilized the Probability-Weighted Expected Return Method (“PWERM”), to determine the value attributable to common stock based on a private company scenario and an initial public offering scenario. The PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. For each scenario, we utilized the discounted cash flow method to determine our value, allocated to classes of equity using an option pricing model and applied the PWERM approach, weighted based on management’s expectations, yielding an estimated marketable, minority fair value of our common stock. A discount for lack of marketability (“DLOM”), based on an option based approach (put option) was then applied, yielding a fair value of our common stock on a non-marketable basis. The material assumptions involved to estimate the fair value of our common stock are the estimated timing of commercial launch dates for our product candidates, the probability weighting of the private company scenario and the initial public offering scenario, the timeline to liquidity under each scenario and the DLOM under each scenario.                 .

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

Warrant liability

We account for our warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on our balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net, in the statements of operations. Our Series C warrants and Hercules Warrants were classified as liabilities, and we estimated the fair value of these liabilities using option pricing models and assumptions that were based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, contractual term, dividend yield, and risk-free interest rate (see Notes 5, 10 and 11 in the notes to our financial statements above).  In connection with the completion of our IPO, all the outstanding Series C warrants and Hercules Warrants automatically converted into warrants to purchase shares of common stock. Upon closing the IPO, the Series C warrants were exchanged in a cashless exercise for 947,185 shares of Series C preferred stock which converted into 78,926 shares of our common stock.  The Hercules Warrants to purchase 170,000 pre-split shares of Series C preferred stock were converted into warrants to purchase 70,833 shares of the Company’s common stock and the warrant liability was reclassified to Additional Paid in Capital within Stockholders’ Equity (Deficit) because the converted warrants met the definition of an equity instrument under derivative accounting guidance.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following tables reflect summaries of our estimates of future material contractual obligations as of September 30, 2015. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr	1-3 Yrs.	3-5 Yrs	Thereafter
	(In thousands)

Loan and Security Agreement	$30,181	6,120	24,061	—	—
Related Party Note Payable	8,134	—	8,134	—	—
Capital Leases for Equipment	3,129	2,319	810	—	—
Earnout Liability	353	—	353	—	—
Operating lease for facility	9,226	907	1,898	1,948	4,473
	$51,023	$9,346	$35,256	$1,948	$4,473

We have drawn down $25.0 million of the LSA, as amended, as of September 30, 2015. The payments above are inclusive of related interest amounts as of September 30, 2015.

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

JOBS ACT

In April 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”), was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of September 30, 2015, we had cash and cash equivalents of $102.9 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents portfolio, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

ITEM 1A.        RISK FACTORS.

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

RISKS RELATED TO THE CLINICAL DEVELOPMENT, REGULATORY REVIEW AND APPROVAL OF OUR PRODUCT CANDIDATES

We are heavily dependent on the success of our lead product candidates NT-0102, NT-0202 and NT-0201. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

Our business and future success are substantially dependent on our ability to successfully and timely obtain regulatory approval for and commercialize our lead product candidates, NT-0102, our methylphenidate extended-release orally disintegrating tablet (“XR-ODT”), NT-0202, our amphetamine XR-ODT, and NT-0201, our amphetamine XR liquid suspension, for the treatment of attention deficit hyperactivity disorder (“ADHD”), and any other product candidates that we may identify and pursue. We are not permitted to market any of our product candidates in the United States until we receive approval of a new drug application (“NDA”), from the U.S. Food and Drug Administration (“FDA”), or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. Satisfaction of regulatory requirements can be protracted, is dependent upon the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources. For example, on November 10, 2015, we announced that we received a Complete Response Letter from the FDA for our NDA for NT-0102. We will need to satisfactorily address the deficiencies the FDA identified and may identify in order to obtain the FDA’s approval of our NDA. We cannot predict whether we will obtain regulatory approval to commercialize our product candidates, and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. Any delay or setback in the regulatory approval or commercialization of any of these product candidates could adversely affect our business.

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

•                  may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;

•                  may change its approval policies or adopt new regulations; or

•                  may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

On December 27, 2012, we submitted an NDA for NT-0202 to the FDA, which the agency subsequently accepted for filing. On May 29, 2013, we received a Discipline Review Letter that found deficiencies in the “quality” section of our NDA and, among other things, raised issues with our proposal to scale-up the manufacturing process for the commercial product. Ultimately, on September 24, 2013, the FDA issued a Complete Response Letter, stating that it could not approve the NDA for NT-0202 in its present form. We believe that we have addressed all of the concerns raised by the FDA which resulted in the issuance of the Complete Response Letter in our resubmission of our NDA for NT-0202. Nonetheless, the FDA could deny approval of our NDA for NT-0202 on the same grounds as identified before or another ground as outlined above.

On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for NT-0102, or Cotempla XR-ODT, it has identified deficiencies that preclude discussion of labeling and post marketing requirements/commitments at this time. The FDA stated that this notification does not reflect a final decision on the information under review.  On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and to-be-marketed drug product, including an assessment of food effect, and to provide validation and three months of stability data. If we are unable to satisfactorily address the agency’s concerns, the FDA could deny approval of our NDA for NT-0102.

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

We intend to submit to the FDA an NDA for NT-0201, which will be indicated for the treatment of ADHD, following receipt of written feedback from the FDA to incorporate our understanding of the FDA’s expectations for the acceptance and subsequent review of such NDA. The FDA’s feedback is expected in the fourth quarter of 2015. Within 60 days of the agency’s receipt of the NDA, the FDA will make a threshold determination of whether the NDA is sufficiently complete to permit a substantive review. This 60-day review is referred to as the filing review. If the NDA is sufficiently complete, the FDA will file the NDA. If the agency refuses to file the NDA, it will notify us and state the reason(s) for the refusal. The FDA may refuse to file an NDA for various reasons, including, but not limited to, if:

•                  the NDA is incomplete because it does not on its face contain the information required under the Federal Food, Drug, and Cosmetic Act (“FDCA”), or the FDA’s regulations;

•                  the NDA does not contain a statement that each nonclinical laboratory study was conducted in compliance with the Good Laboratory Practices (“GLP”), requirements, or for each study not so conducted, a brief statement of the reason for the noncompliance;

•                  the NDA does not contain a statement that each clinical trial was conducted in compliance with the FDA’s institutional review board (“IRB”), regulations or was not subject to those regulations, and the agency’s informed consent regulations or a brief statement of the reason for noncompliance; and

•                  the drug is a duplicate of a listed drug approved before receipt of the NDA and is eligible for approval under an abbreviated new drug application (“ANDA”), for generic drugs.

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

In addition, a 505(b)(2) application will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity (“NCE”), listed in the Orange Book for the listed drug has expired. The FDA also may require us to perform one or more additional clinical trials or measurements to support the change from the listed drug, which could be time consuming and could substantially delay our achievement of regulatory approval. The FDA also may reject any future 505(b)(2) submissions and require us to submit traditional NDAs under 505(b)(1), which would require extensive data to establish safety and effectiveness of the drug for the proposed use and could cause delay and additional costs. These factors, among others, may limit our ability to commercialize our product candidates successfully.

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

•                  the FDA may require implementation of a Risk Evaluation and Mitigation Strategy (“REMS”);

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

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (“USPTO”). The FDA typically conducts a review of proposed product names, including an evaluation of whether proposed names may be confused with other product names. The FDA may object to any product name we submit if it believes the name inappropriately implies medical claims.

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

•                  delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations (“CROs”), contract manufacturing organizations, or CMOs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

•                  receipt by a competitor of marketing approval for a product targeting an indication that our product targets;

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

Positive results in nonclinical studies and clinical trials of any of our product candidates may not be predictive of similar results in future clinical trials. Also, interim results during a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from any completed nonclinical studies and clinical trials for any of our product candidates may not be predictive of the results we may obtain in later stage trials. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products. For example, On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and to-be-marketed drug product, including an assessment of food effect, and to provide validation and three months of stability data. Results from our previous clinical trials may not be predictive of similar results in a bridging study.

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

We have just started building an organization for the sale, marketing and distribution of NT-0102, NT-0202 or NT-0201. As a result, we must finish building this organization, and/or enter into a marketing collaboration with a third party, in order to commercialize NT-0102, NT-0202 and NT-0201. Although we intend to establish a focused, specialty sales and marketing organization of approximately 100 representatives to promote any of our approved products in the United States, we have only just started building such an organization and do not yet have any such capabilities. The establishment and development of our own sales force in the United States to market NT-0102, NT-0202 and NT-0201 will be expensive and time consuming and could delay any product launch. We cannot be certain that we will be able to successfully develop this capacity, and even if we do, the cost of establishing and maintaining such an organization may exceed the benefit of doing so.

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

We also intend to enter into strategic partnerships with third parties to commercialize our product candidates outside of the United States and intend to also enter into strategic partnerships with third parties for certain aspects of our commercialization efforts within the United States. We may have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Our business is subject to extensive regulatory requirements, and our approved product and any product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

Even after a product is approved, we will remain subject to ongoing FDA and other regulatory requirements governing, among other things, the production, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events (“AEs”), and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. In addition, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product’s approval may contain requirements for potentially costly post-approval trials and surveillance to monitor the safety and efficacy of the product or the imposition of a REMS program.

Prescription drug advertising, marketing and promotion are subject to federal, state and foreign regulations, which include requirements for direct-to-consumer advertising, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. In the United States, prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure they are marketed only for their approved indications and in accordance with the provisions of the approved label. Any promotion for uses or in patient populations not described in the approved labeling, known as “off-label” promotion, is impermissible and could subject us to enforcement actions and significant penalties for off-label marketing.

In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMPs”). These cGMP regulations cover all aspects of manufacturing relating to our generic Tussionex, NT-0102, NT-0202 and NT-0201. As such, we are subject to continual review and periodic inspections to assess compliance with cGMP and must continue to expend time, money and resources in all areas of regulatory compliance, including manufacturing, production and quality control. We also continue to have a cGMP expert conduct an annual audit and submit these audit reports and our responses to the FDA, and may be inspected by the FDA at any time as a result of the Consent Decree entered into by our predecessor, which is discussed below.  Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA’s Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications.  We implemented corrective actions and submitted additional information in our response to the FDA.

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

To date, we have expended significant time, resources, and effort on the development of NT-0102, NT-0202 and NT-0201, and a substantial majority of our resources are now focused on preparing for the commercial launch in the United States, if approved, of NT-0102 as early as the second quarter of 2017, NT-0202 in the second quarter of 2016 and NT-0201 in the first quarter of 2017. Accordingly, our ability to generate significant product revenue will depend almost entirely on our ability to successfully obtain final marketing approval for and commercialize NT-0102, NT-0202 and NT-0201. We may not sell NT-0102, NT-0202 or NT-0201 in the United States until the FDA grants final marketing approval and, therefore, our planned commercial launch of NT-0102, NT-0202 and NT-0201 in the United States could experience unanticipated delays or problems and may be prohibited altogether, notwithstanding its tentative approval by the FDA.

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

•                  maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements; and

•                  manage our growth and spending as costs and expenses increase due to commercialization.

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

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Shire under the brand name Adderall XR, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, and by Novartis under the brand names Focalin XR and Ritalin LA. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Shire, Noven, Alcobra, Highland Therapeutics, Sunovian, Neurovance and Rhodes Pharmaceuticals. Tris Pharmaceuticals is also working in this space to reformulate existing methylphenidate and amphetamine medications and has recently received approval for an amphetamine-based XR liquid suspension for the treatment of ADHD and recently submitted an NDA for a methylphenidate-based XR chewable.

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

We must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to the FDA’s GLP and cGMP regulations enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure to comply with cGMP regulations or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products.  For example, the FDA recently conducted a cGMP and pre-approval inspection related to our NDA for NT-0102 from May 27 to June 4, 2015.  At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel.  We have implemented corrective action related to this observation and have responded to the FDA, and the FDA has closed the investigation.  In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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

Our NDAs for NT-0102 and NT-0202, and the NDA we plan to submit for NT-0201, include our proposed manufacturing process for each product candidate. Any change to our manufacturing process, facilities or suppliers could require that we amend our NDA. Also, because of our proprietary processes for manufacturing our product candidates, we cannot immediately transfer manufacturing activities for NT-0102, NT-0202, NT-0201 or our generic Tussionex to an alternate supplier, and a change of facilities would be a time-consuming and costly endeavor. This would also require us to supplement our NDA filings to include the change of manufacturing site. Any changes to our manufacturing process would involve substantial cost and could result in a delay in our desired clinical and commercial timelines. We are also reliant on a limited number of suppliers for resin, drug compounds, coating and other component substances of our final product candidates and product. If any of these single-source suppliers were to breach or terminate its supply agreement, if any, with us or otherwise not supply us, we would need to identify an alternative source for the supply of component substances for our product candidates and product. Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or product could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our product candidates or a decrease in sales of our generic Tussionex, which could harm our financial position and commercial potential for our product candidates and product. Any alternative vendor would also need to be qualified through an NDA supplement which could result in further delay, including delays related to additional clinical trials. The FDA, U.S. Drug Enforcement Administration (“DEA”), or other regulatory agencies outside of the United States may also require additional studies if we enter into agreements with new suppliers for the manufacture of NT-0102, NT-0202 and NT-0201 and our generic Tussionex that differ from the suppliers used for clinical development of such product candidates.

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

Manufacturers of pharmaceutical products need to comply with cGMP requirements enforced by the FDA through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such product candidate or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical developments, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our product candidates.  The FDA recently conducted a cGMP and pre-approval inspection related to our NDA for NT-0102 from May 27 to June 4, 2015.  At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel.  We have implemented corrective action related to this observation and have responded to the FDA, and the FDA has closed the investigation.

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

Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc. (“PharmaFab”). In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction (the “Consent Decree”), against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, who was, at the time, PharmaFab’s president, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation (“DESI”), drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab’s place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship our generic Tussionex and drug products for our clinical trials.  We also continue to have a cGMP expert conduct an annual audit and submit these audit reports and our responses to the FDA, and may be inspected by the FDA at any time as a result of the Consent Decree entered into by our predecessor.  Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA’s Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications.  We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree.  Although we may apply for relief from the Consent Decree in the future, there is no guarantee that such relief will be granted or that we will be in compliance with the requirements of the Consent Decree.

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

As our volume grows, we will need to continue to increase our workflow capacity for customer service, improve our billing and general process, expand our internal quality assurance program and extend our platform to support product production at a larger scale within expected turnaround times. We may need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of NT-0102, NT-0202 and NT-0201, if approved. Portions of our process are not automated and will require additional personnel to scale. We may also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our facilities to accommodate such required expansion.

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

Amphetamine, methylphenidate and hydrocodone are listed by the DEA as a Schedule II controlled substance under the Controlled Substances Act (“CSA”). The DEA classifies substances as Schedule I, II, III, IV or V controlled substances, with Schedule I controlled substances considered to present the highest risk of substance abuse and Schedule V controlled substances the lowest risk. Scheduled controlled substances are subject to DEA regulations relating to supply, procurement, manufacturing, storage, distribution and physician prescription procedures. For example, Schedule II controlled substances are subject to various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills. In addition to federal scheduling, some drugs may be subject to state-controlled substance laws and regulations and more extensive requirements than those determined by the DEA and FDA. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may schedule products separately. While some states automatically schedule a drug when the DEA does so, other states require additional state rulemaking or legislative action, which could delay commercialization.

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

Additionally, drug prices are under significant scrutiny, and along with other health care costs, continue to be subject to intense political and societal pressures, which we anticipate will continue and escalate, including on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, and our results of operations may be adversely impacted.

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

•                  the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which imposes certain obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•                  The Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•                  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover any and all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business. In addition, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL POSITION

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Our company has limited operating history commercializing branded products. To date, we have focused primarily on developing our lead product candidates, NT-0102, NT-0202, and NT-0201. Our lead product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating any revenue from sales of NT-0102, NT-0202, NT-0201 or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $16.0 million and $21.7 million for the nine months ended September 30, 2014 and 2015, respectively, and $19.0 million and $20.8 million for the years ended December 31, 2013 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $107.7 million. We have devoted most of our financial resources to manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and build a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing future potential product candidates, conducting clinical trials, establishing raw material supplier relationships and manufacturing and marketing drugs are expensive and uncertain processes. Although we believe our cash, cash equivalents and marketable securities and anticipated future product revenues, will be sufficient to allow us to fund the commercialization of NT-0102 and NT-0202, if approved, we may need to obtain additional capital through equity offerings, debt financing, payments under new or existing licensing and research and development collaboration agreements, or any combination thereof, in order to become cash flow positive and to develop and commercialize additional product candidates. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition.

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

In December 2013, we reissued a promissory note to Essex Capital Corporation (“Essex”), which was later amended in July 2014 and March 2015, for an aggregate principal amount of approximately $5.9 million. In March 2014, we entered into a secured credit facility pursuant to a loan and security agreement among Hercules Technology III, L.P. (“Hercules”), as lender, which was subsequently amended in September 2014, and promissory notes issued in favor of Hercules, providing for term loans of up to an aggregate of $25.0 million. All obligations under our secured credit facility are secured by substantially all of our existing property and assets (excluding our intellectual property and assets under capital lease), subject to certain exceptions. These debt financings may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity.

Since our inception, we have had significant operating losses. As of September 30, 2015, we had an accumulated deficit of $107.7 million. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our secured credit facility or promissory note. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our initial public offering (“IPO”), our most recent private placement and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical trials or to receive regulatory approval for our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Our independent registered public accounting firm considered our internal controls over financial reporting as of December 31, 2014 for purposes of expressing an opinion on our financial statements but not for purposes of expressing an opinion on the effectiveness of our internal controls, and two significant deficiencies in internal controls were identified in connection with the preparation of our financial statements. The first significant deficiency was due to inadequate design and implementation of general controls surrounding our information technology (“IT”), and the second significant deficiency was due to inadequate maintenance and administration of our stock option program. We are taking steps to remedy both significant deficiencies, including with respect to the IT deficiency, engaging an independent third party to perform an assessment of internal controls over our IT systems that support financial reporting processes in our efforts to prepare for compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and to identify opportunities for improving our IT general controls environment. With respect to the stock option program deficiencies, we are implementing new approval and documentation procedures and controls governing all such grants. In addition, we are in the process of implementing a new third party software solution for managing and accounting for stock-based compensation. We are in the very early stages of the costly and challenging process of compiling our system of internal controls over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may discover future deficiencies in our internal controls over financial reporting, including those identified through testing conducted by us in connection with Section 404 of the Sarbanes-Oxley Act or subsequent testing by our independent registered public accounting firm. Such deficiencies may be deemed to be significant deficiencies or material weaknesses and may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our products and product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner once our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our NDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our NDA will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit. By way of example, when we initially submitted our NT-0202 NDA in December 2012 and in response to our Paragraph IV certification, Shire LLC (“Shire”), initiated a lawsuit against us claiming patent infringement against certain of Shire’s patents. We settled with Shire in July 2014. As part of our settlement, among other things, we stipulated that the commercial manufacture, use, selling, offering for sale or importing of NT-0202 would infringe on certain Shire patents and that such patent claims are valid and enforceable with respect to our NT-0202 NDA, but that such stipulations do not preclude us from filing new regulatory applications containing a Paragraph IV certification citing such patents. We also entered into a non-exclusive license agreement with Shire for certain of Shire’s patents with respect to our NT-0202 NDA. Under the terms of the license agreement, if we obtain FDA approval of our NT-0202 NDA, we are required to pay a lump-sum, non-refundable license fee no later than thirty days after receiving such approval and a single-digit royalty on net sales of NT-0202 during the life of Shire’s patents.

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

•                  sales of our common stock by us or our stockholders in the future; and

•                  trading volume of our common stock.

In addition, the stock market in general, and the NASDAQ Global Market (“NASDAQ”), in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these listed companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our shares and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates, including shares purchased in the IPO by members of that group and their affiliated entities, beneficially own approximately 59% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. Substantially all of our existing stockholders prior to the IPO are subject to lock-up agreements with the underwriters of our IPO that restrict the stockholders’ ability to transfer shares of our common stock which agreements will expire on January 18, 2016. The lock-up agreements limit the number of shares of common stock that may be sold until that date. Approximately 10,422,546 of our shares will become eligible for sale upon expiration of the lock-up period, although a portion of such shares held by our affiliates will be subject to volume limitations and other conditions pursuant to Rule 144 of the Securities Act. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (the “Securities Act”), subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2020, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

An active trading market for our shares may never develop or be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. The IPO price for our common stock was determined through negotiations with the underwriters, and the negotiated price may not be indicative of the market price of the common stock after the offering. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the IPO price. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2015, the Company issued a total of 101,431 shares of its common stock to several investors upon the exercise of Series B-1 warrants held by those investors at an exercise price of $0.0024 per share. Between October 1 and October 28, 2015, the Company issued 112,402 shares of its common stock to several investors upon the exercise of Series B-1 warrants held by those investors at an exercise price of $0.0024 per share.

On June 30, 2015, we issued a total of 150,000 shares of our Series C preferred stock to an investor upon the exercise of Series C warrants held by that investor at an exercise price of $5.00 per share, for an aggregate exercise price of $750,000.  Between July 6 and July 27, 2015, we issued 850,000 shares of our Series C preferred stock to several investors upon the exercise of Series C warrants held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $4.25 million.

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

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

10.1	Senior Executive Cash Incentive Bonus Plan

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

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

Neos Therapeutics, Inc.

Date:	November 13, 2015	By:	/s/ Vipin Garg
Vipin Garg President and Chief Executive Officer

Date:	November 13, 2015	By:	/s/ Richard Eisenstadt
Richard Eisenstadt Chief Financial Officer (Principal Financial and Accounting Officer)