Form 10-K
period 2015-12-31
Neos Therapeutics, Inc.
filed 2016-03-18
CIK 1467652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36292

NEOS THERAPEUTICS, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	2834 (Primary Standard Industrial Classification Code Number)	27-0395455 (I.R.S. Employer Identification Number)

2940 N. Highway 360
Grand Prairie, TX 75050
(972) 408-1300
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Vipin Garg, President and Chief Executive Officer
Neos Therapeutics, Inc.
2940 N. Highway 360
Grand Prairie, TX 75050
(972) 408-1300
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The NASDAQ Global Market

          Securities registered pursuant to section 12(b) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes    ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

          The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on March 15, 2016 was $160.6 million. The registrant has provided this information as of March 15, 2016 because its common stock was not publicly traded as of June 30, 2015 (the last business day of its most recently completed second fiscal quarter).

          As of March 15, 2016, there were 16,035,048 shares of the registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates certain information by reference from the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's 2016 Annual Meeting of Stockholders. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2015.

Special note regarding forward-looking statements

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

  •
  our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

  •
  our ability to develop and commercialize Adzenys XR-ODT and, if approved, Cotempla XR-ODT, NT-0201, or any other future product or product candidate;

  •
  the timing, cost or other aspects of the commercial launch and future sales of Adzenys XR-ODT and, if approved, Cotempla XR-ODT, NT-0201, or any other future product or product candidate;

  •
  our ability to increase our manufacturing and distribution capabilities for Adzenys XR-ODT and, if approved, Cotempla XR-ODT, NT-0201, or any other future product or product candidate;

  •
  the attention deficit hyperactivity disorder patient market size and market adoption of Adzenys XR-ODT and, if approved, Cotempla XR-ODT or NT-0201, by physicians and patients;

  •
  the therapeutic benefits, effectiveness and safety of Adzenys XR-ODT and, if approved, Cotempla XR-ODT, NT-0201, or any other future product or product candidate;

  •
  our expectations regarding the commercial supply of our Adzenys XR-ODT and, if approved, Cotempla XR-ODT, NT-0201, or any other future products, or our generic Tussionex;

  •
  our ability to receive, and the timing of any receipt of the U.S. Food and Drug Administration, or FDA, approvals, or other regulatory action in the United States and elsewhere, for Cotempla XR-ODT, NT-0201, and any other future product candidate;

  •
  our expectations regarding federal, state and foreign regulatory requirements;

  •
  deficiencies the FDA has identified in its Complete Response Letter and may identify with respect to Cotempla XR-ODT and whether we will be able to address the issues that may relate to those deficiencies;

  •
  the New Drug Application resubmission date for Cotempla XR-ODT and submission date for NT-0201;

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

  •
  our staffing needs.

        We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

        You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

        The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

        Furthermore, this Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.

NEOS THERAPEUTICS, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

PART I

ITEM 1.    Business

Overview

        We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop our one product and two product candidates for the treatment of attention deficit hyperactivity disorder, or ADHD. Our product candidates are extended-release, or XR, medications in patient-friendly, orally disintegrating tablets, or ODT, or liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration, or FDA, for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016. We expect to resubmit a new drug application, or NDA, for Cotempla XR-ODT, our methylphenidate XR-ODT, in the fourth quarter of 2016, following the completion of a bioequivalence bridging study. In addition, we plan to submit an NDA for NT-0201, our amphetamine XR liquid suspension, in the fourth quarter of 2016. We believe our product and, if approved, our product candidates will address an unmet need by providing more patient- and caregiver-friendly dosing options not previously available to patients in the $10.7 billion market for ADHD-indicated medications.

        Our branded product and product candidates incorporate two of the most commonly prescribed medications for the treatment of ADHD, methylphenidate and amphetamine. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms of these medications. We believe Adzenys XR-ODT is the first amphetamine XR-ODT, and if approved, Cotempla XR-ODT will be the first methylphenidate XR-ODT for the treatment of ADHD. We expect our patent estate, which we developed internally and which includes composition-of-matter, method-of-manufacture and method-of-use patents and patent applications, some of which are not scheduled to expire until 2032, will provide additional protection for our branded product and two product candidates.

        In 2014 alone, 63.1 million prescriptions for medications with ADHD labeling, and principally in extended-release formulations, were written in the United States. The vast majority of currently available dosage forms for ADHD are tablets and capsules. Despite once-daily dosing of these extended-release formulations, we believe there is a significant opportunity to improve compliance rates. Up to 54% of the pediatric population and 40% of the adult population have reported difficulties with swallowing tablets and capsules. We believe that the inability, difficulty or reluctance of many patients to swallow intact tablets and capsules contributes to diminished compliance rates. Such limitations highlight the need for more convenient dosing options such as ODT or liquids. To our knowledge, no company has succeeded to date in commercializing an XR-ODT formulation of any ADHD medication, even though ODT are among the most preferred dosage forms of pharmaceutical products. We believe, therefore, there is a significant market opportunity to provide the two most prescribed medications for ADHD, methylphenidate and amphetamine, in two more convenient and patient-friendly dosage forms, ODT and liquid suspension, which we developed using our proprietary technology platform.

        If we are successful in obtaining regulatory approval for any of our two product candidates, we plan to focus on commercialization in the United States using our own commercial infrastructure. We plan to initially build a specialty sales force of approximately 125 representatives targeting the highest-volume prescribers of ADHD medication. We intend to manufacture our ADHD products in our current Good Manufacturing Practice, or cGMP, and U.S. Drug Enforcement Administration, or DEA, -registered manufacturing facilities, thereby obtaining our products at cost without manufacturer's margins and better controlling supply, quality and timing. We currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of cold.

        We believe we can apply our XR-ODT and XR liquid suspension technologies that underlie our branded product and product candidates and our generic Tussionex to other active pharmaceutical ingredients, or APIs. Our longer-term strategy is to utilize these technologies for the development and approval of additional XR-ODT or XR liquid suspension drug candidates, while leveraging our manufacturing and commercialization experience to reduce costs and effectively reach patients. Patients with central nervous system, or CNS, conditions, such as stroke, Parkinson's disease and Alzheimer's disease often have difficulty swallowing their medication and would benefit from ODT and liquid suspension dosage forms. We have completed feasibility studies on several product candidates thus far. We plan to complete feasibility work on approximately a dozen potential product candidates by mid-2016 and then select two to three candidates for further clinical development. We intend to utilize the regulatory pathway provided by Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the 505(b)(2) regulatory approval pathway, for our product candidates using only APIs from approved drug products and incorporating our proprietary drug delivery platform to create branded product candidates. This streamlined development and approval pathway should allow us to initiate clinical trials in approximately 18 months after drug discovery and submit an NDA in as few as 36 months.

        Our total revenues increased to $3.8 million for the year ended December 31, 2015, from $0.8 million for the year ended December 31, 2014 and $1.0 million for the year-ended December 31, 2013, all of which was generated in the United States.

OUR STRATEGY

        Our goal is to be a leading pharmaceutical company focused on the development, manufacture and commercialization of pharmaceutical products that utilize our proprietary modified-release drug delivery technology platform. Key elements of our business strategy to achieve this goal are to:

  •
  Establish commercialization capabilities in the United States for Adzenys XR-ODT and any of our product candidates that are FDA approved.

        We believe that we can effectively commercialize Adzenys XR-ODT and our branded ADHD product candidates, if approved in the United States, with a specialty sales force of approximately 125 representatives. We intend to target the highest volume prescribers to address the unmet need for more patient- and caregiver-friendly dosage forms of the two most prescribed medications in the $10.7 billion market for ADHD-indicated medications. We plan to commercialize our products outside of the United States after receiving the required approvals in those countries through partnerships and collaborations.

  •
  Obtain FDA approval for our two branded product candidates in ADHD.

        We plan to resubmit an NDA for Cotempla XR-ODT, our methylphenidate XR-ODT, in the fourth quarter of 2016, and submit an NDA for NT-0201, our amphetamine XR liquid suspension, in the fourth quarter of 2016.

  •
  Manufacture our proprietary products in our cGMP, FDA-inspected and DEA-registered manufacturing facilities.

        We believe our manufacturing facilities and years of manufacturing experience are a competitive advantage. We intend to leverage the economic efficiencies afforded by manufacturing our ADHD products in our cGMP and DEA-registered manufacturing facilities. We believe that we will have sufficient capacity to supply commercial quantities for all of our ADHD product candidates, if approved.

  •
  Leverage our proprietary technology platform to develop additional branded product candidates in CNS and other therapeutic areas with unmet need.

        We intend to expand our branded product portfolio by identifying existing pharmaceutical products that could be improved upon by utilizing our proprietary modified-release drug delivery technology platform. We plan to focus our development efforts on approved drug products for which we believe we can secure composition-of-matter patent protection and utilize the 505(b)(2) regulatory approval pathway. We plan to explore product opportunities in several therapeutic areas, including CNS and pain indications.

  •
  Continue to expand our robust intellectual property portfolio covering our novel modified-release drug delivery technology platform and innovative products.

        We have built a three-tier patent estate consisting of composition-of-matter, method-of-manufacture and method-of-use patents and patent applications. We intend to extend our patent portfolio as we continue to expand upon our drug delivery technologies and identify and develop additional branded product candidates. If issued and listed in the FDA's publication of approved drug products with therapeutic equivalence evaluations, or the Orange Book, we believe that these patents will provide additional market protection for our FDA-approved products.

ADHD

Market and current treatment options

        ADHD is a neurobehavioral disorder characterized by a persistent pattern of inattention and/or hyperactivity/impulsivity that interferes with functioning and/or development. ADHD can have a profound impact on an individual's life, causing disruption at school, work, home and in relationships. It is one of the most common developmental disorders in children and often persists into adulthood. In 2011, an estimated 11% of children in the United States ages 4 to 17 had previously received an ADHD diagnosis. A 2006 study estimated 4.4% of adults in the United States experience ADHD symptoms. Current ADHD treatment guidelines recommend a multi-faceted approach that uses medications in conjunction with behavioral interventions.

        In 2014, 63.1 million prescriptions for medications with ADHD labeling were written in the United States and generated $10.7 billion in sales. Approximately 90% of these prescriptions were for stimulant medications, such as methylphenidate and amphetamine, which have been the standard of care for several decades. Methylphenidate and amphetamine prescriptions generated $3.3 billion and $5.8 billion in sales, respectively, in 2014 in the United States. A few non-stimulant medications are also available, but evidence of their efficacy for treating ADHD symptoms is less compelling. The market for ADHD medications outside of the United States is less developed, but we believe will continue to grow as recognition and awareness of the disorder increase.

Limitations of existing treatment options

        Extended-release, or long acting, dosage forms of stimulant medications are the standard of care for treating ADHD, making up approximately 67% of ADHD prescriptions. Most of these extended-release dosage forms allow for once-daily dosing in the morning, which eliminates the need to re-dose during the day. However, even with once-daily dosing, there is great potential for improvement. The vast majority of currently available dosage forms for ADHD are tablets and capsules. We believe that the inability, difficulty or reluctance of many patients to swallow intact tablets and capsules contributes to diminished compliance rates.

        Up to 54% of the pediatric population has difficulty swallowing tablets and capsules, and this can be especially problematic in children with ADHD. For many of these patients, swallowing difficulties can persist into adolescence and adulthood, with 40% of adults reporting pill-swallowing difficulties that result in skipping doses or discontinuing their medication altogether. In addition, ADHD medications are typically administered in the morning, which is often the busiest and most chaotic period for families.

        Some extended-release products do offer alternative dosing options, such as opening the capsule to sprinkle contents over food, but labeling for these products generally includes a caveat that such manipulation may impair the efficacy and/or safety of the product. These alternatives may also be difficult or inconvenient for the caregiver and disruptive to an already difficult and chaotic morning routine. Thus, a significant need remains for more patient- and caregiver-friendly dosage forms of ADHD medications in once-daily dosing forms.

Market receptivity to novel dosage forms for the treatment of ADHD

        The most prescribed extended-release medications for ADHD, Concerta® and Adderall XR® (and each of their generic equivalents), are long-acting versions of previously short-acting methylphenidate and amphetamine medications, respectively. While these products address the need for once-daily dosing, Concerta and Adderall XR are only available as tablets and capsules, respectively, and may be difficult for some patients to swallow.

        This limitation led to the development of a transdermal methylphenidate patch, Daytrana®. While the methylphenidate transdermal patch offered a non-oral delivery method, it created additional issues related to dose variability, patch placement and premature patch removal. Adverse events such as skin irritation and accidental exposure from discarded patches also deterred Daytrana's utilization. Despite these shortcomings, Daytrana maintains approximately a 3% share of the overall methylphenidate extended-release market and generated approximately $107.0 million in gross sales in 2014.

        In January 2013, an extended-release liquid formulation of methylphenidate, Quillivant XRTM, was launched by Pfizer, providing a new dosing option. Since launch, Quillivant XR has exceeded 500,000 prescriptions, generating $79.7 million and $30.8 million in gross sales in 2014 and the first quarter of 2015, respectively, and capturing a 3.3% share of the extended-release methylphenidate market in the first quarter of 2015.

        The market acceptance of these novel formulations, despite their limitations, further demonstrates the significant unmet need and opportunity for novel, patient- and caregiver-friendly dosage forms in the treatment of ADHD. We believe that XR-ODT and XR liquid suspension would be preferred and clinically beneficial dosage forms for the treatment of ADHD patients with swallowing aversion. In a survey commissioned by us, when asked to project their next 100 dextroamphetamine/amphetamine prescriptions, a sample of 51 pediatricians and psychiatrists said they would prescribe a once-daily controlled-release ODT dextroamphetamine/amphetamine four times as often as they would prescribe a once-daily controlled-release liquid dextroamphetamine/amphetamine (13.3 vs. 3.4 out of their next 100 ADHD patients receiving dextroamphetamine/amphetamine). In a study of adult patients with a CNS disorder, 61% of patients chose an ODT, in comparison with 27% who chose a conventional tablet and 12% who were indifferent. However, to our knowledge, no company has succeeded to date in commercializing an XR-ODT formulation of any ADHD medication. We believe there is a significant market opportunity to provide the two most prescribed medications for ADHD, methylphenidate and amphetamine, in two patient-friendly dosage forms, ODT and liquid suspension.

Our product and product candidates address an unmet need for ADHD patients

        Our proprietary modified-release drug delivery technology platform has enabled us to create XR-ODT and XR liquid suspension formulations of methylphenidate and amphetamine. We have achieved this by combining two key drug delivery attributes in each of our product and two product candidates:

  •
  An extended-release profile, which allows for once daily dosing; and

  •
  An ODT or liquid suspension dosage form, which allows for easier administration and ingestion.

        We have developed an XR-ODT product, an XR-ODT product candidate and an XR liquid suspension product candidate, each of which addresses an unmet need. Adzenys XR-ODT and, if approved, Cotempla XR-ODT, may be the first XR-ODT products for the treatment of ADHD. We believe that our XR-ODT products have unique attributes to improve compliance and, if approved, could offer significant advantages over other solid oral dosage forms that can help simplify the morning routine in households with ADHD-diagnosed children. These advantages include:

  •
  Ease of administration and ingestion because they disintegrate rapidly in the mouth and may be taken without water;

  •
  Taste-masking of bitter ADHD medications, with flavoring options;

  •
  Prevention of "cheeking", the practice of hiding medication in the mouth and later spitting it out rather than swallowing it; and

  •
  Convenient single-unit blister-packaging, which is both portable and discrete.

        Our product candidate, NT-0201, is a ready-to-use, XR liquid suspension that does not require reconstitution or refrigeration, and offers an attractive dosing option for younger children who prefer to ingest liquid medicine.

        We believe that an XR-ODT, such as Adzenys XR-ODT and Cotempla XR-ODT, and an XR liquid suspension, such as NT-0201, may solve the swallowing issue that undermines compliance with tablet and capsule medication regimens.

OUR PRODUCT CANDIDATES AND CURRENTLY MARKETED PRODUCT

        Utilizing our proprietary modified-release drug delivery technology platform, we are developing our three branded product candidates and currently manufacture and market our generic Tussionex. We are developing each of our product candidates to seek FDA approval in accordance with Section 505(b)(2). The table below summarizes our pipeline of product candidates and currently marketed product.

Product	Active Drug and Indication	Formulation	Status
Adzenys XR-ODT	Amphetamine for ADHD	XR-ODT	Approved
Cotempla XR-ODT	Methylphenidate for ADHD	XR-ODT	Expect to resubmit NDA in Q4 2016
NT-0201	Amphetamine for ADHD	XR Liquid Suspension	Expect to submit NDA in Q4 2016
Generic Tussionex	Hydrocodone and chlorpheniramine for cough and upper respiratory symptoms of a cold	XR Liquid Suspension	Approved and marketed

        The 505(b)(2) regulatory approval pathway allows for a potentially streamlined and targeted clinical development program. During the development process, we communicated with the FDA on several occasions and received feedback on our clinical development plans for Adzenys XR-ODT and our two product candidates. In general, our clinical development program for our branded product and two product candidates comprised single-dose clinical pharmacology studies, each designed to evaluate the bioequivalence and bioavailability of these dosage forms under different test conditions. Each product candidate was studied in adult volunteers and children with ADHD. In addition, a clinical efficacy and safety trial in children with ADHD was conducted for Cotempla XR-ODT, our methylphenidate XR-ODT. During each phase of the clinical trials, safety and tolerability were systematically assessed. A summary of each program is presented below. For the purposes of our clinical trials, unless otherwise indicated, we refer to children as individuals ages 6 to 12, adolescents as individuals ages 13 to 17, and adults as individuals 18 and older.

Adzenys XR-ODT: Amphetamine XR-ODT for the treatment of ADHD

        We received approval from the U.S. Food and Drug Administration, or FDA, for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016. We believe Adzenys XR-ODT is the first amphetamine XR-ODT for the treatment of ADHD. Our NDA for Adzenys XR-ODT relies on the efficacy and safety data that formed the basis of FDA approval for the listed drug, Adderall XR, 30 mg, together with bioequivalence, bioavailability and aggregate safety data from our Adzenys XR-ODT clinical program.

        Adzenys XR-ODT contains amphetamine loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other typical tableting excipients using our patented RDIM technology. The result is amphetamine with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth without the need for water. We plan to offer Adzenys XR-ODT in 30-day supply, child-resistant blister packs. We have composition-of-matter patents for Adzenys XR-ODT that are scheduled to expire in 2026 and 2032. We expect these patents to be listed in the Orange Book, which we believe will provide additional protection for Adzenys XR-ODT. Additionally, we have received a Notice of Allowance for one additional US patent application covering the product.

Adzenys XR-ODT clinical program

        The clinical program for Adzenys XR-ODT consisted of five Phase 1 single-dose human pharmacokinetic studies under fasted and/or fed conditions. Four of the five single-dose clinical studies were submitted to the FDA with the original NDA in December 2012. The fifth study was conducted using commercial-scale material, and was included in our resubmission to the FDA. The four original studies were a Phase 1 bioequivalence study versus Adderall XR, 30 mg, in healthy adult volunteers under fasted conditions; a Phase 1 bioavailability study in healthy adult volunteers under both fed and fasted conditions; a Phase 1 study to determine the impact of alcohol on the bioavailability of Adzenys XR-ODT; and a bioavailability study in children with ADHD under fasted conditions.

        The data from the pilot-scale bioequivalence study versus Adderall XR, 30 mg, is shown in Figure 4 and shows that Adzenys XR-ODT is bioequivalent to the listed drug, Adderall XR, 30 mg, under fasted conditions.

 Figure 4: Bioequivalence Study of Adzenys XR-ODT versus Adderall XR, 30 mg, in Healthy Adult Volunteers under Fasted Conditions

        Other key observations from our original clinical program for Adzenys XR-ODT included:

  •
  No alcohol dose-dumping:  The extended-release properties of Adzenys XR-ODT were maintained in the presence of varying concentrations of alcohol, indicating that Adzenys XR-ODT is a "rugged" formulation that does not cause premature and intentional release of the drug product, or dose-dump, in the presence of alcohol.

  •
  Similar exposure rate:  Consistent with the listed drug, there was a higher mean amphetamine exposure in children, which decreased with increasing age.

  •
  Safety and Tolerability:  There were no unexpected adverse events, serious adverse events, deaths or other safety signals. The aggregate data suggested that Adzenys XR-ODT has a similar safety profile to that of the listed drug and is well-tolerated.

        Following the Complete Response Letter, we received feedback from the FDA on the design of an additional bioequivalence and bioavailability study of Adzenys XR-ODT produced at commercial scale to support the NDA resubmission. This study was designed to compare the pharmacokinetic profile of the commercial-scale product to the listed drug in adult volunteers under fasted conditions; compare the pilot-scale manufacturing batches to the commercial-scale batches; and evaluate the oral bioavailability of Adzenys XR-ODT under fed and fasted conditions in adult volunteers.

        The bioequivalence data for the commercial-scale product demonstrated that Adzenys XR-ODT has a similar pharmacokinetic profile to the listed drug under fasted conditions, meeting bioequivalence criteria for key exposure parameters (AUC5-t, Cmax, AUClast, and AUCinf). The lower 90% confidence interval for early exposure (AUC0-5) of Adzenys XR-ODT produced at commercial scale fell just below the 80% lower criterion when compared to the listed drug. However, the concentration-time profiles for Adzenys XR-ODT produced at commercial scale and pilot scale are virtually identical, as shown in Figure 5, indicating that scale-up of the Adzenys XR-ODT process did not affect the rate and extent of absorption of amphetamine.

 Figure 5: Comparison of Adzenys XR-ODT Pilot Scale versus Adzenys XR-ODT Commercial Scale

        Our settlement agreement with Shire, the producer of Adderall XR, precludes the possibility of a 30-month stay of approval under the Hatch-Waxman Act.

        We have committed to the FDA to conduct the following three trials as a post-marketing requirement after approval of the Adzenys XR-ODT NDA: 1) a single-dose, open-label, randomized pharmacokinetic study of Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets), in male and female children (4 to less than 6 years of age) with ADHD; 2) a randomized, double-blind, placebo-controlled, flexible-dose titration study of Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets), in children ages 4 to 5 years diagnosed with ADHD; and 3) a one year Pediatric Open-Label Safety Study of patients age 4 to 5 years (at the time of entry into the first or second study, or at the time of enrollment if directly enrolled into this study) diagnosed with ADHD treated with Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets).

Cotempla XR-ODT: Methylphenidate XR-ODT for the treatment of ADHD

        We believe our most advanced methylphenidate product candidate, Cotempla XR-ODT, if approved, will be the first methylphenidate XR-ODT for the treatment of ADHD, providing onset-of-effect within one hour and a 12-hour duration. We submitted a 505(b)(2) NDA for Cotempla XR-ODT on January 9, 2015. On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. The FDA did not raise any safety or efficacy issues with the clinical data previously provided beyond the need for an adequate bridge between the clinical trial material and the to-be-marketed drug product. Our Cotempla XR-ODT NDA relies on the efficacy and safety data that formed the basis of FDA approval for the listed drug, Metadate CD®, together with bioavailability/bioequivalence data and efficacy/safety data from our Cotempla XR-ODT clinical program. The FDA conducted a cGMP and pre-approval inspection related to our NDA for

Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. On June 19, 2015, we responded to the FDA and we implemented corrective action related to this observation, and the FDA closed the inspection. Additionally, the FDA has concluded that the trade name Cotempla XR-ODT for our methylphenidate XR-ODT product candidate is provisionally acceptable.

        Cotempla XR-ODT contains methylphenidate loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other typical tableting excipients using our patented rapidly disintegrating ionic masking, or RDIM, technology. The result is methylphenidate with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth. We plan to offer Cotempla XR-ODT in 30-day supply, child-resistant blister packs. We have been granted two U.S. patents , each of which covers our Cotempla XR-ODT composition-of-matter and which we expect will provide Cotempla XR-ODT intellectual property protection until 2032. If any of our composition-of-matter patents are also listed in the Orange Book, we believe this will provide additional market protection for Cotempla XR-ODT.

Cotempla XR-ODT Clinical Program

        The clinical program for Cotempla XR-ODT consists of four Phase 1 clinical pharmacology studies and a Phase 3 clinical efficacy and safety trial. Three of the clinical pharmacology studies have been completed. They were single-dose pharmacokinetic studies conducted under fasted and/or fed conditions: a Phase 1 bioequivalence study versus Metadate CD in healthy adult volunteers under fasted conditions; a Phase 1 bioavailability study in healthy adult volunteers under both fed and fasted conditions; and a Phase 1 bioavailability study in children and adolescents with ADHD under fasted conditions. We plan to conduct a fourth clinical pharmacology study,designed to be a Phase 1 bioequivalence study to demonstrate equivalence between our clinical trial formulation and our to-be-marketed formulation in healthy adult volunteers under fed and fasted conditions, and it is scheduled to begin in the first half of 2016. We believe that this will complete the clinical program for Cotempla XR-ODT and we expect to complete the bioequivalence bridging study for Cotempla XR-ODT in the third quarter of 2016.

        The data from our bioequivalence study versus Metadate CD is presented in Figure 1, and shows that Cotempla XR-ODT has a similar plasma concentration-time profile to the listed product, Metadate CD, with a peak exposure that is about 25% higher. The potential efficacy benefits of this increased maximum exposure, as well as any impact on safety parameters, were evaluated in a clinical efficacy and safety trial.

 Figure 1: Bioequivalence Study of Cotempla XR-ODT versus Metadate CD, 60 mg, in Healthy Adult
Volunteers under Fasted Conditions

        Other key observations from the Cotempla XR-ODT clinical pharmacology program included:

  •
  No formulation-related food effect:  The pharmacokinetic profile of Cotempla XR-ODT was similar under fed and fasted conditions.

  •
  Similar exposure rate:  There was higher mean methylphenidate exposure in children, which decreased with increasing age.

  •
  Safety and tolerability:  There were no unexpected adverse events, serious adverse events, deaths or other safety signals. The aggregate data suggested that Cotempla XR-ODT has a similar safety profile to that of the listed drug and is well-tolerated.

Cotempla XR-ODT Phase 3 classroom efficacy and safety trial

        The efficacy, safety and tolerability of Cotempla XR-ODT were evaluated in a multicenter, double-blind, placebo-controlled laboratory classroom trial in 87 children with ADHD. The laboratory classroom was a controlled study environment designed to model the community school classroom setting while allowing detailed assessments of behavior over time by trained observers. The primary efficacy variable was the Swanson, Kotkin, Agler, M-Flynn and Pelham, or SKAMP, Combined Score, a validated rating of attention and behavior, averaged over the test day, with higher scores indicating a higher degree of functional impairment. Time to onset and duration of effect were also evaluated as key secondary endpoints. Additional secondary efficacy endpoints included the Permanent Product Measure of Performance, or PERMP, a ten-minute, level-adjusted math test that measures the child's ability to focus on written schoolwork by determining the number of problems attempted and the number answered correctly.

        Cotempla XR-ODT met the primary and key secondary efficacy endpoints, showing statistically significant improvement versus placebo on the SKAMP (p<0.0001). Statistical significance expresses the probability that the results of a particular study could have occurred purely by chance. Results are said to be statistically significant when the p-value obtained is less than the pre-established significance level, which in this case was p<0.05 for the primary efficacy endpoint. The SKAMP-Combined score averaged over the classroom testing day was 25.3 for the placebo group and 14.3 in the Cotempla XR-ODT group indicating greater symptom severity in the placebo group. The least squares mean difference was –11.04. Figure 2 shows SKAMP-Combined Scores for Cotempla XR-ODT versus placebo over the classroom day from our Phase 3 efficacy trial. Time to onset was observed within one hour, with a 12-hour duration of effect.

Figure 2: Change from Baseline in Mean SKAMP Score During the Test Day

        Statistically significant improvement versus placebo was also observed on both attempted and correct PERMP scales (p<0.0001). Figure 3 shows PERMP scores for Cotempla XR-ODT versus placebo from our Phase 3 classroom efficacy trial. Taken together, the data demonstrate clinically meaningful differences on both the rater-evaluated assessment of attentiveness and behavior and the objective measure of sustained attention.

 Figure 3: Mean Profiles for PERMP Measurements During the Test Day

        All of the other secondary endpoints were also statistically significant, indicating a robust effect of the drug, as well as internal consistency in the study results. There was no impact on safety parameters as Cotempla XR-ODT was well-tolerated with no unexpected adverse events, serious adverse events, deaths or other safety signals.

        Our 505(b)(2) application for Cotempla XR-ODT referenced the FDA's previous findings of safety and effectiveness for Metadate CD. The NDA submission included a Paragraph IV certification notification to UCB, Inc., or UCB, the NDA holder of Metadate CD, in accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act. UCB has acknowledged that they will not initiate a suit against us, and the 45-day period following Paragraph IV notification has since passed which precludes the possibility of a 30-month stay of approval under the Hatch-Waxman Act.

NT-0201: Amphetamine XR liquid suspension for the treatment of ADHD

        We plan to conduct a bridging study of our clinical trial material and our to-be-marketed drug material, which we expect will complete the required clinical development program for NT-0201 and expect to submit an NDA for in the fourth quarter of 2016. With a 10-month Prescription Drug User Fee Act, or PDUFA, review period, we would expect a PDUFA date in the second half of 2017. We are pursuing a Section 505(b)(2) regulatory strategy, which allows us to rely in part on the FDA's findings of safety and efficacy of the listed drug, Adderall XR, together with bioavailability/bioequivalence data for NT-0201 from our own clinical program. We have completed a clinical trial demonstrating that NT-0201 was bioequivalent to Adderall XR, 30 mg.

        NT-0201 contains amphetamine loaded onto a mixture of immediate-release and polymer coated delayed-release resin particles, and using our patented dynamic time release suspension, or DTRS, technology, we are able to create an amphetamine XR liquid suspension. NT-0201 is designed to be shelf stable for 24 months, without requiring refrigeration or reconstitution. We have composition-of-matter patents for NT-0201 that are scheduled to expire in 2032. Additionally, we have received a Notice of Allowance for an additional US patent application that covers this product. If

NT-0201 receives FDA approval, we expect to list these patents in the Orange Book, which we believe will provide additional market protection for NT-0201.

NT-0201 clinical program

        The clinical program for NT-0201 consists of four Phase 1 single-dose human pharmacokinetic studies under fasted and/or fed conditions. Three of these studies are complete: a Phase 1 bioequivalence study versus Adderall XR (30mg) in healthy adult volunteers under fasted conditions; a Phase 1 bioavailability and bioequivalence study in healthy adult volunteers under both fed and fasted conditions; and a Phase 1 bioavailability study in a pediatric population under fasted conditions. The fourth clinical pharmacology study, a Phase 1 bioequivalence study demonstrating equivalence between our clinical trial formulation and our to-be-marketed formulation in healthy adult volunteers under fed and fasted conditions, is scheduled to begin in second quarter 2016.

        The data from our bioequivalence study versus Adderall XR is shown in Figure 6 and shows that NT-0201 is bioequivalent to the listed drug, Adderall XR, 30 mg, under fasted conditions.

Figure 6: Bioequivalence Study of NT-0201 versus Adderall XR, 30 mg, in
Healthy Adult Volunteers under Fasted Conditions

        Other key observations from our clinical program for NT-0201 included:

  •
  No significant food effects:  When administered under fasted and fed conditions, no significant food effects were observed for NT-0201, and the observed food effects of NT-0201 were less than those for the listed drug.

  •
  Similar exposure rate:  Consistent with the listed drug, there was a higher mean amphetamine exposure in children, which decreased with increasing age.

  •
  Safety and Tolerability:  There were no unexpected adverse events, serious adverse events, deaths or other safety signals. The aggregate data suggested that NT-0201 has a similar safety profile to that of the listed drug and is well-tolerated.

        Upon completion of the final clinical pharmacology study, we plan to submit a 505(b)(2) NDA in the fourth quarter of 2016. We intend to include a Paragraph IV certification in the NDA submission, and that will require a Paragraph IV certification notification to the producer of Adderall XR, Shire Pharmaceuticals, in accordance with the Hatch-Waxman Act. If Shire initiates a suit against us within 45 days of receiving the notice, the FDA will stay final approval for NT-0201 for 30 months absent a settlement agreement or court decision that Shire's Orange Book-listed patents are not infringed, or are invalid or unenforceable.

Generic Tussionex

        We manufacture and market a generic equivalent to the branded product Tussionex. Our generic Tussionex is a hydrocodone polistirex and chlorpheniramine polistirex XR liquid suspension that is a Schedule II narcotic, antitussive and antihistamine combination. This product is indicated for the relief of cough and upper respiratory symptoms associated with allergies or colds in adults and children six years of age and older. In 2014, approximately 2.1 million prescriptions of Tussionex and related generic products were sold.

        Since its launch in September 2013, we have manufactured and utilized our DTRS technology in the production of our generic Tussionex at our facilities in Grand Prairie, Texas. In August 2014, we acquired all commercialization and profit rights to this formulation of the generic Tussionex product from Cornerstone BioPharma, Inc. and Coating Place, Inc. We have an exclusive supply agreement, or Supply Agreement, with Coating Place, Inc., or CPI, which expires in August 2021, pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Under the terms of the Supply Agreement, we must deliver a 24-month rolling forecast, or Forecast, of our expected product requirements to CPI on a quarterly basis; however, only the first calendar quarter commencing on or after the 90th day after the delivery of a Forecast constitutes a binding purchase commitment with respect to the products listed in such Forecast. In October 2014, we re-launched the product under our own label. We sell our product to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our product through wholesalers. We have obtained required state licenses, set up distribution channels and established trade relations in order to commercialize our generic Tussionex. We intend to utilize this infrastructure should any of our ADHD product candidates be approved.

Commercialization

        We plan to commercialize Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, in the United States using our own commercial infrastructure. In the United States, approximately 10,000 physicians prescribe approximately 40% of all ADHD prescriptions. We plan to initially build a specialty sales force of approximately 125 sales representatives primarily targeting the highest-volume prescribers of ADHD medication. We intend to divide the sales force into 16 regions, each managed by a regional sales manager. Furthermore, since our target physicians tend to prescribe both methylphenidate and amphetamine, we intend to leverage our sales force by promoting all three of our ADHD products, after they are approved, to the same audience.

        We plan to focus our commercialization efforts on delivering the right message for each of our three ADHD products. Data indicates that ADHD-indicated extended-release methylphenidate and extended-release amphetamine products are widely prescribed. Based on this, our messaging can focus on anticipated benefits of our XR-ODT and XR liquid suspension dosage forms. We plan to use multi-channel tactics to reach physicians, payers, patients and patient caregivers with the right frequency to drive behavior. In addition to personal promotion, we intend to reach physicians through medical education, direct marketing, journal advertising and electronic health record communication.

        Advocacy groups, patients and caregivers are extremely active and vocal in the ADHD space. The period from initial diagnosis to symptom control is difficult, and caregivers actively seek and pass on useful information. We plan for our direct-to-patient and direct-to-consumer plan to tap into this social group through focused education and advertising, as well as by employing appropriate social media listening and engagement to inform these consumers.

        We expect to launch Adzenys XR-ODT, our amphetamine XR-ODT, in the second quarter of 2016. This launch schedule will allow our sales representatives time to establish themselves in their territories and complete several call cycles prior to the important "back-to-school" period from the beginning of July through September.

        If approved, we expect to follow with the launch of Cotempla XR-ODT, our methylphenidate XR-ODT, in the third quarter of 2017. This would allow our sales force time to prepare for a second wave of new prescriptions in the fourth quarter of the year, as follow up from the "back-to-school" dosing period begins and parent-teacher conferences drive new patients to doctors' offices. If approved, our plan is to also launch NT-0201, our amphetamine XR liquid suspension, in the fourth quarter of 2017.

Our proprietary technology platform

        We believe that we can apply the XR-ODT and XR liquid suspension technologies that underlie our product, product candidates and generic Tussionex to other active pharmaceutical ingredients, or APIs. This would allow us to offer more patient- and caregiver-friendly dosage forms, potentially improving compliance rates due to difficulty swallowing and providing other clinical advantages. We have the ability to produce drug-loaded micro-particles with complex release profiles, which allows us to develop ODT or liquid suspension formulations that mimic or improve existing therapies not otherwise available in XR-ODT or XR liquid suspension form.

        Our proprietary modified-release drug delivery technology platform, as illustrated below in Figure 7, allows us to produce drug-loaded micro-particles through an ion exchange process that creates new salt forms of existing drug compounds that have been proven safe and effective. By applying a uniform modified-release coating to these drug-loaded micro-particles and avoiding agglomeration, or clumping, we are able to create particle structures that can withstand compression and osmotic forces without rupturing, sloughing or leaking. This allows us to compress the modified-release micro-particles into ODT or suspend them in a liquid formulation without destroying their integrity or causing dose-dumping. By applying different types of coatings, we can modify the drug release characteristics of a micro-particle. Additionally, by mixing combinations of these micro-particles, each of which has its own release profile, we are able to produce complex drug release profiles. These micro-particles are further blended with excipients to form a final drug product, which we incorporate into a patient-friendly dosage form such as an ODT or liquid suspension. We are also able to utilize this technology to achieve tamper-resistant formulations and taste-masking.

 Figure 7: Our Proprietary Modified-Release Drug Delivery Technology Platform

        We believe our technology platform is able to deliver a proprietary portfolio of commercially available drugs in highly desirable dosage forms.

Our XR-ODT Technology: Rapidly Disintegrating Ionic Masking

        Our Rapidly Disintegrating Ionic Masking, or RDIM, technology utilizes an orally disintegrating, modified-release, taste-masked pharmaceutical composition that can withstand compression forces associated with standard tableting technology, allowing for a drug to be incorporated into the ODT dosage form using ion resin technology. This technology not only provides extended-release and controlled-release properties, it masks the unpleasant taste of the active drug. Flavor and coloring can also be added to the compression blend to further enhance the pharmaceutical elegance of the finished XR-ODT. The finished product is then packaged in blister packs making them extremely portable, child resistant and stable for 24 months. Our RDIM technology is protected by a U.S. patent that is scheduled to expire in 2026.

        Although ODT are one of the most preferred solid oral dosage forms in the market, there is currently no approved XR-ODT product for the treatment of ADHD. We expect to have the first XR-ODT dosage form on the market using our patented XR-ODT technology.

Our XR Liquid Suspension Technology: Dynamic Time Release Suspension

        Our Dynamic Time Release Suspension, or DTRS, technology encompasses a set of process technologies and know-how to manufacture and test modified-release liquid suspension products that are shelf-stable. By matching the specific gravity, osmotic and ionic characteristics of the drug resin particle to that of the suspension, we are able to obtain shelf-stable liquids with a 24-month shelf life that do not require reconstitution or refrigeration.

        XR liquid suspension provides a patient-friendly dosage form for patients who find swallowing an intact tablet or capsule to be difficult, or for whom more precise dose-titration may be preferred or required. Our DTRS technology not only provides for an extended-release, ready-to-use Liquid Suspension but also provides excellent taste-masking of the drug itself. Our DTRS technology is protected by a series of patents and patent applications.

Our Tamper Resistant Technology: Kinetically Controlled Tamper Protection

        Ion resin drug products inherently deter some forms of abuse, such as inhalation, smoking and injection; however, the most common form of abuse for many drugs is to induce dose-dumping by crushing, chewing or extraction. Our Kinetically Controlled Tamper Protection, or KCTP, technology is designed to prevent abuse by altering the kinetics of the drug product and can be used in conjunction with both our XR-ODT and XR liquid suspension dosage forms. KCTP is designed to discourage common methods of tampering associated with certain classes of medications which can be abused and misused. KCTP utilizes an additional ion resin particle with an aversive agent bound to it. The aversive resin complex is then coated so that it passes through the body without material release. If an attempt is made to tamper with the XR-ODT or XR liquid suspension to cause dose-dumping, the aversive agent will also be released and block or disrupt the properties of the active drug product.

        We believe that our KCTP technology may be especially useful for opioid-based pain products or other DEA scheduled drug products for which abuse and dose dumping are known problems. Our KCTP technology is the subject of a patent application and, if granted, this patent will provide protection until 2032.

Our product pipeline potential

        Beyond our initial focus on ADHD, our strategy is to apply our proprietary drug delivery technology platform for the development of additional drug candidates where patients may benefit from either XR-ODT or XR liquid suspension dosage forms of existing extended-release medications. Difficulty and inability to swallow tablets and capsules are not limited to ADHD medications. Patients with CNS conditions, such as stroke, Parkinson's disease and Alzheimer's, often have difficulty swallowing their medication and would benefit from ODT and liquid suspension dosage forms.

        In addition, our technology can be applied to existing drugs that are currently not optimized for their kinetic delivery. We believe that our technology is capable of overcoming some of the common issues in oral drug delivery, such as high peak to trough ratios, blood level spikes that induce unwanted side effects, wide variations in fed-fasted effect, suboptimal onset of action, suboptimal duration of effect, dose-dumping and single point failures of the delivery system, while providing an oral dosage form that is preferred by patients, caregivers and physicians.

        We have an active development pipeline that includes product candidates in complementary therapeutic areas such as psychiatry and neurology, along with additional novel treatment options for ADHD. We have completed feasibility studies on several of these product candidates thus far. We believe several of these product candidates will be synergistic to our existing commercial infrastructure and the others would allow us to expand into adjacent therapeutic categories. We plan to complete feasibility work on several potential product candidates by mid-2016 and then select two to three candidates for further clinical development. We intend to initiate investigational new drug application, or IND, -enabling studies for one of our pipeline candidates during the second half of 2016.

        Our screening criteria for future potential product candidates to initially assess technical feasibility include whether the target drug compound can be ionized and bound to a resin micro-particle. We are assessing drug loading efficiency and coating polymers and conducting initial coating work to determine whether the desired release profile can be achieved for a particular drug resin micro-particle.

        We are also assessing regulatory criteria to minimize regulatory approval risk. We intend to continue to use the 505(b)(2) regulatory approval pathway in an effort to mitigate approval risk, and also simplify the clinical development program. We intend to address clinical study design, study endpoints and labeling advantages early in the development process so that we can tailor a given clinical program that produces a product candidate with attributes that allow for the optimal strategic positioning, if approved.

        Finally, we are evaluating criteria when systematically choosing a potential product candidate for our pipeline. We have looked for product candidates that we believe have a market potential in excess of $50.0 million, a concentrated specialty physician prescribing base, in the case of complementary candidates, and a patent landscape that can be navigated and protected through the lifespan of our potential product candidate.

        We have designed our development process to be targeted and relatively efficient. If we are able to effectively execute our development process, we may be able to initiate clinical trials in approximately 18 months, and submit our NDA in as few as 36 months, after identifying a potential product candidate. We believe we have identified several product candidates that fit our screening criteria and that are attractive candidates for our branded product portfolio.

OUR MANUFACTURING CAPABILITIES

Overview

        We lease one manufacturing site in Grand Prairie, Texas that handles the development, production, quality control testing and packaging of our products. This facility has 77,112 square feet of manufacturing and laboratory space, and contains dedicated cGMP manufacturing suites for both XR-ODT and XR liquid suspension. We hold DEA manufacturing and analytical licenses, and maintain storage and use of Schedule II through IV controlled substances. The manufacture of our products is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. We have operated and maintained these facilities dating back to when we operated as a contract manufacturer by our predecessor corporation, PharmaFab, Inc., or PharmaFab.

        In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, who was, at the time, PharmaFab's president, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation, or DESI, drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab's place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship our generic Tussionex and drug products for our clinical trials. We have also concluded the required annual audit program as prescribed by the Consent Decree. For our most recent annual audit by a cGMP expert in November 2014, the cGMP expert concluded our corrective actions satisfactorily addressed the observations noted by the cGMP expert in its audit report. However, on May 22, 2015, the FDA's Dallas District Office identified three ongoing cGMP deviations based on our response to the audit report related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree. To date, the consent decree has had no material impact on our current business operations or our ability to pursue approval of our product candidates.

        To date, we are producing Adzenys XR-ODT in commercial size batches, which also proves our scale-up capability, and have produced Cotempla XR-ODT and NT-0201 for use in our clinical trials and stability studies. We are in the process of scaling up Cotempla XR-ODT for full commercial-size batches. We currently produce commercial size batches of our generic Tussionex. We believe that our current facilities have the manufacturing capacity for potential commercialization of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201 in quantities sufficient to meet what we believe will be our commercial needs, and to accommodate the manufacturing of materials for future clinical trials of other potential product candidates that we may identify for our product pipeline. We believe that maintaining our internal manufacturing capabilities enables us to obtain our products at-cost without manufacturer's margins and to better control supply quality and timing.

Drug substances

        We currently purchase the APIs used in Adzenys XR-ODT and NT-0201 (amphetamine), and Cotempla XR-ODT (methylphenidate), anionic resins, excipients and other materials from third-party providers, on a purchase order basis from manufacturers based outside and within the United States. We anticipate entering into commercial supply agreements with many of these manufacturers at a later date.

        Both amphetamine and methylphenidate are classified as controlled substances under U.S. federal law. Adzenys XR-ODT, Cotempla XR-ODT and NT-0201 are classified by the DEA as Schedule II controlled substances, meaning that these drug products have a high potential for abuse and dependence among drugs that are recognized as having an accepted medical use. Consequently, the procurement, manufacturing, shipping, dispensing and storing of our product candidates will be subject to a high degree of regulation, as described in more detail under the caption "Governmental Regulation—DEA Regulation" included elsewhere in this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY

Proprietary protection

        Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We have been building and continue to build our intellectual property portfolio relating to our ADHD drug candidates, our generic Tussionex and our technology platform. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also intend to rely on trade secrets, know-how, continuing technological innovation, and potential in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Patent rights

        Our intellectual property portfolio consists of 10 patents and 10 patent applications in the United States, and 6 patents and 2 patent applications in foreign countries and regions. Our intellectual property strategy emphasizes specific drug products, product groups, and technology platforms. Our patents and patent applications covering specific drug products include claims to the drug products and to methods of using those products. Our patents and patent applications covering technology platforms include claims to methods of making products as well as claims to the products made by those methods.

        Our XR-ODT product Adzenys XR-ODT patent portfolio includes three granted U.S. patents and five pending U.S. non-provisional applications. The issued patents contain pharmaceutical composition-of-matter claims covering controlled-release direct compression ODT with drug-resin particles. The composition-of-matter patents are scheduled to expire in 2026 and 2032. In addition, we have received a Notice of Allowance for one U.S. non-provisional application, which also contains claims directed to, among other things, compositions of matter for Adzenys XR-ODT, which if such claims are ultimately issued, would expire in 2032.

        Our XR-ODT product candidate Cotempla XR-ODT patent portfolio includes three granted U.S. patents, including pharmaceutical composition-of-matter claims covering controlled-release direct compression ODT with drug-resin particles and, among other things, composition of matter for Cotempla XR-ODT. These patents are scheduled to expire in 2026 and 2032, respectively. This portfolio also includes four other pending U.S. non-provisional applications.

        Our XR liquid suspension product candidate NT-0201 patent portfolio contains five granted U.S. patents and six other pending U.S. non-provisional applications. These patents contain claims directed to, among other things, compositions of matter, as well as methods of preparing liquid controlled-release formulations and for predicting bioequivalence for liquid suspension. The longest-term composition-of-matter patent is scheduled to expire in 2032, and the method patents are scheduled to expire in 2029 and 2031, respectively.

        Our generic Tussionex is covered by four of our granted U.S. patents which include claims directed to, among other things, a composition-of-matter, as well as methods-of-making, and for predicting bioequivalence for liquid suspension. Our generic Tussionex is also covered by two other pending non-provisional applications. The composition-of-matter patent is scheduled to expire in 2031. We expect protection under granted patents and/or patents granted on pending applications to extend until 2031.

        Upon receiving FDA approval for any of these products, we intend to list both applicable platform patents and relevant specific drug patents in the Orange Book. We own all of the above patents and pending applications.

        Adzenys XR-ODT and Cotempla XR-ODT are not currently protected by patents outside of the United States and our generic Tussionex and NT-0201 are currently protected by method patents only in the United States, Australia, Canada, China, Mexico and South Africa. As such, competitors may be free to sell products that incorporate the same or similar technologies that are used in our products in countries in which the relevant product does not have patent protection.

        Patent life determination depends on the date of filing of the application and other factors as promulgated under the patent laws. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country.

Trade secret and other protection

        In addition to patented intellectual property, we also rely on trade secrets and proprietary know-how to protect our technology and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. The agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual's relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

Other intellectual property rights

        We seek trademark protection in the United States when appropriate. We have filed for trademark protection for the Neos Therapeutics mark, which we use with our pharmaceutical research and development as well as products, as well as trade names that could be used with our potential products. We currently have registered trademarks for Neos Therapeutics in the United States as well as for our DTRS technology.

        From time to time, we may find it necessary or prudent to obtain licenses from third party intellectual property holders.

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, our research and development expenses were $11.9 million, $10.6 million and $10.0 million, respectively.

COMPETITION

        Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, generic drug companies, drug delivery companies and academic and research institutions. We believe the key competitive factors that will affect the development and commercial success of our product candidates include ease of administration and convenience of dosing, therapeutic efficacy, safety and tolerability profiles and cost. Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Consequently, our competitors may develop modified-release products for the treatment of ADHD or for other indications we may pursue in the future, and such competitors' products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

        Adzenys XR-ODT and our two branded product candidates also face competition from commercially available generic and branded medications currently produced by companies that are promoting products in the ADHD market, including Shire (Vyvanse, Adderall XR, Intuniv), Janssen (Concerta), Eli Lilly (Strattera), Pfizer (Quillivant XR and QuilliChew ER), Concordia (Kapvay), Noven (Daytrana), Novartis (Focalin XR and Ritalin LA), Tris Pharmaceuticals (Dyanavel XR), Rhodes Pharmaceuticals (Aptensio XR) and related generics. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Shire, Noven, Alcobra, Highland Therapeutics, Sunovion and Neurovance. Tris Pharmaceuticals is also working in this space to reformulate existing methylphenidate and amphetamine medications.

        The FDA recently issued revised guidance for bioequivalence testing of extended-release methylphenidate, which makes it more difficult to seek approval on the basis of bioequivalence for new generic products. We believe this will result in limited competition for the generic Concerta market and a new branded, extended-release methylphenidate drug with 12-hour duration of effect, such as Cotempla XR-ODT, if approved, would benefit from the lack of competition. In light of these developments, we believe that along with Concerta and Aptensio XR, Cotempla XR-ODT is positioned to be one of only three branded solid oral dosage formulations of extended-release methylphenidate with 12-hour coverage, and its ODT formulation would offer a unique and patient- and caregiver-friendly dosage form. While two additional generic manufacturers launched generic versions of Concerta, Mallinckrodt in 2011 and KUDCO in 2013, both have lost their AB-rating, are now BX-rated, and may no longer be substituted for Concerta. This results in a market with a higher barrier to entry.

GOVERNMENT REGULATION

        Government authorities in the United States at the federal, state and local levels and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and ultimately approved by the applicable regulatory authority.

U.S. drug development

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approval and maintaining subsequent compliance with applicable federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during product development, the approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution injunctions, fines, consent decrees, refusals of government contracts, restitution, disgorgement or civil and criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. For a description of a consent decree our predecessor corporation entered into with the FDA and to which we remain subject, see "Our manufacturing capabilities—Overview" and "Risk factors—Risks related to commercialization." If we fail to manufacture Adzenys XR-ODT, or if approved, Cotempla XR-ODT or NT-0201 in sufficient quantities and at acceptable quality and pricing levels, or fail to obtain adequate DEA quotas for controlled substances, or to fully comply with cGMP regulations, we may face delays in the commercialization of this product candidate or be unable to meet market demand, and may be unable to generate potential revenues.

        Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. We intend to submit our NDAs under the 505(b)(2) regulatory approval pathway. Development and approval of drugs generally involves the following:

  •
  Submission to the FDA of an IND, which must become effective before clinical trials involving humans may begin;

  •
  Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before a trial may be initiated at that site;

  •
  Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations and other good clinical practices, or GCPs;

  •
  Submission of an NDA to the FDA;

  •
  The FDA's decision within 60 days of its receipt of an NDA to accept it for filing and review;

  •
  Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with cGMPs and assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity;

  •
  Possible FDA audit of the clinical trial sites that generated the data in support of the NDA; and

  •
  FDA review and approval of the NDA.

        The nonclinical testing, clinical trials and review process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. The data required to support an NDA are generated in two distinct developmental stages: nonclinical and clinical. The nonclinical development stage generally involves synthesizing the active component, developing the formulation and control procedures and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which may support subsequent clinical testing in humans. In the case of documentation to support a 505(b)(2) NDA, this nonclinical data may be referenced in literature or the FDA's previous findings of safety and efficacy for a listed drug. The sponsor must submit the results of the nonclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans, and must become effective before clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

        The clinical stage of development involves the administration of the product candidate to healthy volunteers and patients under the supervision of qualified investigators, generally physicians not employed by or under the sponsor's control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent IRB for each institution where the trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each subject or his or her legal representative and must monitor the clinical trial until completed.

Clinical trials

        Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

  •
  Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacology, side effect tolerability and safety of the drug.

  •
  Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamics information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

  •
  Phase 3 clinical trials generally involve large numbers of patients at multiple sites and are designed to provide the data necessary to demonstrate the product candidate's safety and effectiveness for its intended use, establish its overall benefit/risk relationship, and provide an adequate basis for approval.

        By following the 505(b)(2) regulatory approval pathway, the applicant may reduce some of the burdens of developing a full clinical program by relying on investigations not conducted by the applicant and for which the applicant has not obtained a right of reference, such as prior investigations involving the listed drug. In such cases, some clinical trials may not be required or may be otherwise limited.

        Post-approval trials, sometimes referred to as Phase 4, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

        Before approval, progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important rate increase of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the trial is not being conducted in accordance with the IRB's requirements or the use of the drug raises any safety concerns. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

        There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of all trial-related information, and it is possible that data and other information from trials involving drugs that never garner approval could require disclosure in the future.

        Concurrent with clinical trials, companies usually develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing it in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate, and, among other things, a drug manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA review process

        The results of nonclinical studies and clinical trials, together with other detailed information, including extensive information on manufacturing and drug composition and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product's identity, strength, quality and purity. FDA approval of an NDA must be obtained before a drug may be legally marketed in the United States.

        Under the PDUFA as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA's fee schedule, effective through September 30, 2016, the user fee for an application requiring clinical data, such as an NDA, is $2,374,200. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. NDAs for which clinical data are not required to demonstrate safety and effectiveness are reduced to half of the amount of the prescribed user fee, or $1,187,100 for 2016. PDUFA also imposes an annual product fee for human drugs ($114,450 per product) and an annual establishment fee ($585,200 per establishment) on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

        The FDA reviews submitted NDAs before it accepts them for filing, and may request additional information rather than accepting the applications. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the filing date for an NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

        Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product to specifications. The FDA may also audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation regarding whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers them carefully when making decisions. NDAs submitted under Section 505(b)(2) are typically not referred to an Advisory Panel for consideration unless new safety information is revealed in the review cycle. The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

        After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA, and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial, and other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than the sponsor interprets the same data.

        There is no assurance that the FDA will approve a product candidate for marketing, and the sponsor may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling, or it may condition approval on changes to the proposed labeling. The FDA also may condition approval on the development of adequate controls and specifications for manufacturing and a commitment to conduct post-marketing testing and surveillance to monitor the potential effects of approved products. For example, the FDA may require Phase 4 trials designed to further assess a drug's safety and efficacy.

        The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

Section 505(b)(2) regulatory approval pathway

        Section 505(b)(2) of the FDCA provides an alternate regulatory pathway for approval of a new drug by allowing the FDA to rely on data not developed by the applicant. Specifically, Section 505(b)(2) permits the submission of an NDA where one or more of the investigations relied upon by the applicant for approval was not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and/or the FDA's findings of safety and effectiveness for an approved drug already on the market. Approval or submission of a 505(b)(2) application, like those for abbreviated new drugs, or ANDAs, may be delayed because of patent and/or exclusivity rights that apply to the previously approved drug.

        A 505(b)(2) application may be submitted for a new chemical entity, or NCE, when some part of the data necessary for approval is derived from studies not conducted by or for the applicant and when the applicant has not obtained a right of reference. Such data are typically derived from published studies, rather than FDA's previous findings of safety and effectiveness of a previously approved drug. For changes to a previously approved drug however, an applicant may rely on the FDA's finding of safety and effectiveness of the approved drug, coupled with information needed to support the change from the approved drug, such as new studies conducted by the applicant or published data. When based on an approved drug, the 505(b)(2) drug may be approved for all of the indications permitted for the approved drug, as well as any other indication supported by additional data.

        Section 505(b)(2) applications also may be entitled to marketing exclusivity if supported by appropriate data and information. As discussed in more detail below, three-year new data exclusivity may be granted to the 505(b)(2) application if one or more clinical investigations conducted in support of the application, other than bioavailability/bioequivalence studies, were essential to the approval and conducted or sponsored by the applicant. Five years of marketing exclusivity may be granted if the application is for an NCE, and pediatric exclusivity is likewise available.

Orange Book listing and Paragraph IV certification

        For NDA submissions, including those under Section 505(b)(2), applicants are required to list with the FDA certain patents with claims that cover the applicant's product. Upon approval, each of the patents listed in the application is published in Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. Any applicant who subsequently files an ANDA or 505(b)(2) NDA that references a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a Paragraph IV certification.

        If an applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the holder of the NDA for the approved drug and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months from the date of the lawsuit, the applicant's successful defense of the suit, or expiration of the patent.

        Pursuant to our settlement agreement with Shire, we stipulated that Shire's two Orange Book-listed patents covering Adderall XR were valid, enforceable and infringed by our 505(b)(2) NDA covering Adzenys XR-ODT and Adzenys XR-ODT itself. The agreement with Shire applies solely with respect to Adzenys XR-ODT.

Pediatric information

        Under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation in which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers.

        The Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law on July 9, 2012, amended the FDCA to require that a sponsor who is planning to submit an NDA for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The initial PSP must include an outline of the pediatric trial(s) that the sponsor plans to conduct, including objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials. The FDA and the sponsor must reach an agreement on the PSP, but the sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials and other clinical development programs.

Post-marketing requirements

        Following approval, the company and the new product are subject to continuing regulation by the FDA, which include monitoring and recordkeeping activities, reporting of adverse experiences and complying with promotion and advertising requirements, which include prohibitions on the promotion of the drugs for unapproved, or "off-label" uses. Although physicians may prescribe legally available drugs for off-label treatments, manufacturers may not promote such non-FDA approved uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use on an on-going basis. Further, if there are any modifications to the drug, including changes to indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a supplemental NDA or new NDA, which may require the applicant to develop additional data or conduct additional nonclinical studies or clinical trials.

        The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. These regulations require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMPs. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic, unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including voluntary recalls and product seizures.

        Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrections to advertising or communications to doctors and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product's approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. New government requirements, including those resulting from new legislation, may be established, or the FDA's policies may change, which could delay or prevent regulatory approval of our products under development.

U.S. marketing exclusivity

        The FDCA provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, for a drug product that contains a previously approved NCE if new clinical investigations, other than bioavailability/bioequivalence studies, were essential to the application's approval (e.g., for new indications, dosages or strengths of an existing drug). This three-year exclusivity for new data covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication. Furthermore, this exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

        Pediatric exclusivity is another type of regulatory market exclusivity in the United States, which, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protections or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued "Written Request." The FDA issues a written request for pediatric clinical trials before approval of an NDA only where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may produce health benefits in that population.

DEA regulation

        Because our products and product candidates are subject to the Controlled Substances Act, or CSA, we must comply with various requirements set forth by that legislation, as amended, its implementing regulations and as enforced by the DEA. The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills for certain kinds of pharmaceutical products. A principal factor for determining the particular requirements of the CSA applicable to a product, if any, is its actual or potential abuse profile. A product may be listed as a Schedule I, II, III, IV or V controlled substance, with Schedule I presenting the highest perceived risk of abuse and Schedule V presenting the least. For example, Schedule I controlled substances have no currently accepted medical use in treatment in the United States and a lack of accepted safety for use under medical supervision. The active ingredients in our product, hydrocodone, and product candidates, amphetamine and methylphenidate, are Schedule II controlled substances and under various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills.

        Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized. Similarly, separate registrations are also required for separate facilities.

        The DEA typically inspects a facility to review its security measures prior to issuing a registration and on a periodic basis. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II controlled substances. Required security measures include background checks on employees and physical control of inventory through measures such as vaults and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports made to the DEA, for example distribution reports for Schedule I and II controlled substances. Reports must also be made for thefts or losses of any controlled substance, and to obtain authorization to destroy any controlled substance.

        In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because our products are, and our product candidates are expected to be, regulated as Schedule II controlled substances, they will be subject to the DEA's production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in total in the United States based on the DEA's estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount that the DEA allows to be produced in the United States each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. We must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II controlled substance for use in manufacturing of our product and product candidates. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.

        To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil or criminal enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate administrative proceedings to revoke those registrations. In some circumstances, violations could result in criminal proceedings.

        In addition to federal scheduling, some drugs may be subject to state-controlled substance regulation and thus more extensive requirements than those determined by the DEA and FDA.

Pharmaceutical coverage, pricing and reimbursement

        Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor by payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

        Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

        The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for brand-named prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies' share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

        As noted above, even if we are able to secure regulatory approval, sales of any of our products may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased, and we expect this sentiment will continue to increase the pressure on drug pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other healthcare laws and compliance requirements

        Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the U.S. Department of Justice, the DEA, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

        We also are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

  •
  The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order or recommendation thereof of any good, facility, service or item for which payment is available under a federal health care program;

  •
  The False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government or making or using, or causing to be made or used, a false record or statement material to a false or fraudulent claim;

  •
  The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program, obtaining money or property of the health care benefit program through false representations or knowingly and willingly falsifying, concealing or covering up a material fact, making false statements or using or making any false or fraudulent document in connection with the delivery of, or payment for, health care benefits or services;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

  •
  The provision under the ACA commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in applicable manufacturers and group purchasing organizations; and

  •
  State law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and False Claims Act, and state laws concerning security and privacy of health care information, which may differ in substance and application from state-to-state thereby complicating compliance efforts.

        The ACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. Section 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

        As noted above, the federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment from federal programs, including Medicare and Medicaid. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for such violations could include three times the actual damages sustained by the government, mandatory civil penalties between $5,500 and $11,000 for each separate false claim, exclusion from participation in federal healthcare programs, and the potential implication of various federal criminal statutes. Private individuals also have the ability to bring actions under the federal False Claims Act, or qui tam actions, and certain states have enacted laws based on the federal False Claims Act.

EMPLOYEES

        As of December 31, 2015, we employed 81 full-time employees.

CORPORATE INFORMATION

        Our predecessor company was incorporated in Texas on November 30, 1994 as PharmaFab, Inc. and subsequently changed its name to Neostx, Inc. On June 15, 2009, we completed a reorganization pursuant to which substantially all of the capital stock of Neostx, Inc. was acquired by a newly formed Delaware corporation, named Neos Therapeutics, Inc. The remaining capital stock of Neostx, Inc. was acquired by us on June 29, 2015, and Neostx, Inc. was merged with and into Neos Therapeutics, Inc. Our principal executive offices are located at 2940 N. Highway 360, Grand Prairie, Texas, 75050, and our telephone number is (972) 408-1300. We completed our initial public offering of common stock July 2015 and our common stock is listed on the NASDAQ Global Market under the symbol "NEOS."

Item 1A.    Risk factors

        We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K, before making a decision to invest in our common stock. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be harmed. In that event, the trading price of our common stock could decline, and you may lose part or all of your investment.

RISKS RELATED TO COMMERCIALIZATION

We are heavily dependent on the success of Adzenys XR-ODT and our product candidates, Cotempla XR-ODT and NT-0201. We have never generated any revenues from the sales of Adzenys XR-ODT or any of our product candidates, and we may never achieve or maintain profitability.

        Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR ODT and, if approved, our product candidates. We have only generated revenues from the sale of our generic Tussionex and contract manufacturing, which contract manufacturing operations were discontinued in 2013. We have not generated any revenues from product sales of Adzenys XR-ODT or our product candidates and have incurred significant operating losses.

        Our ability to generate product revenues is dependent on our ability to successfully commercialize Adzenys XR-ODT, our amphetamine extended-release orally disintegrating tablet, or XR-ODT, and, if approved, our product candidates, Cotempla XR-ODT, our methylphenidate XR-ODT, and NT-0201, our amphetamine XR liquid suspension, for the treatment of attention deficit hyperactivity disorder, or

ADHD, and any other product candidates that we may identify and pursue. Our ability to successfully commercialize Adzenys XR-ODT and our product candidates depends on, among other things, our ability to:

  •
  manufacture commercial quantities of Adzenys XR-ODT and, if approved, our product candidates at acceptable cost levels;

  •
  successfully establish sales and marketing capabilities to commercialize Adzenys XR-ODT and, if approved, our product candidates; and

  •
  obtain regulatory approvals for Cotempla XR-ODT and NT-0201.

        We anticipate incurring significant costs associated with commercialization of Adzenys XR-ODT and, if approved, our product candidates. It is possible that we will never have sufficient product sales revenues to achieve profitability.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

        We have recently started building an organization for the sale, marketing and distribution of Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201. As a result, we must finish building this organization, and/or enter into a marketing collaboration with a third party, in order to commercialize Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201. Although we intend to establish a focused, specialty sales and marketing organization of approximately 125 representatives to promote any of our approved products in the United States, we have only just started building such an organization and do not yet have any such capabilities. The establishment and development of our own sales force in the United States to market Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201 will be expensive and time consuming and could delay any product launch. We cannot be certain that we will be able to successfully develop this capacity, and even if we do, the cost of establishing and maintaining such an organization may exceed the benefit of doing so.

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

        We also intend to enter into strategic partnerships with third parties to commercialize Adzenys XR-ODT and our product candidates outside of the United States and intend to also enter into strategic partnerships with third parties for certain aspects of our commercialization efforts within the United States. We may have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Our business is subject to extensive regulatory requirements, and our approved product and any product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

        Even after a product is approved, we will remain subject to ongoing U.S. Food and Drug Administration, or FDA, and other regulatory requirements governing, among other things, the production, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. The holder of an approved new drug application, or NDA, is obligated to monitor and report adverse events, or AEs, and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. In addition, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product's approval may contain requirements for potentially costly post-approval trials and surveillance to monitor the safety and efficacy of the product or the imposition of a Risk Evaluation and Mitigation Strategy, or REMS, program.

        Prescription drug advertising, marketing and promotion are subject to federal, state and foreign regulations, which include requirements for direct-to-consumer advertising, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. In the United States, prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure they are marketed only for their approved indications and in accordance with the provisions of the approved label. Any promotion for uses or in patient populations not described in the approved labeling, known as "off-label" promotion, is impermissible and could subject us to enforcement actions and significant penalties for off-label marketing.

        In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMPs. These cGMP regulations cover all aspects of manufacturing relating to our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and NT-0201. As such, we are subject to continual review and periodic inspections to assess compliance with cGMP and must continue to expend time, money and resources in all areas of regulatory compliance, including manufacturing, production and quality control. As a result of the Consent Decree entered into by our predecessor, which is discussed below, we were required to have a cGMP expert conduct an annual audit and submit those audit reports and our responses to the FDA for a period of five years. Although for our most recent and last annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA's Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA.

        Moreover, the facilities used by us to manufacture Cotempla XR-ODT and NT-0201 will be subject to pre-approval inspections after we submit our NDAs to the FDA. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. If we cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, we will not be able to secure and/or maintain regulatory approval for our product candidates. If the FDA finds deficiencies at our manufacturing facility and does not approve our NDA for any of our product candidates or if it withdraws any such approval in the future, our ability to develop or market any of our product candidates will be impacted.

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

        In addition, the FDA's regulations or policies may change and new or additional statutes or government regulations in the United States and other jurisdictions may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our products and/or product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

The commercial success of Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, depends upon attaining market acceptance by physicians, patients, third-party payors and the medical community.

        To date, we have expended significant time, resources, and effort on the development of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, and a substantial majority of our resources are now focused on preparing for the commercial launch in the United States of Adzenys XR-ODT in the second quarter of 2016, and, if approved, Cotempla XR-ODT by the third quarter of 2017, and NT-0201 in the fourth quarter of 2017. Accordingly, our ability to generate significant product revenue will depend almost entirely on our ability to successfully commercialize Adzenys XR-ODT and to obtain final marketing approval for and successfully commercialize Cotempla XR-ODT and NT-0201. We may not sell Cotempla XR-ODT or NT-0201 in the United States until the FDA grants final marketing approval and, therefore, our planned commercial launch of Cotempla XR-ODT and NT-0201 in the United States could experience unanticipated delays or problems and may be prohibited altogether.

        Our ability to successfully commercialize Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201 will depend on, among other things, our ability to:

  •
  establish relationships with third-party suppliers for the active pharmaceutical ingredient, or API, in Adzenys XR-ODT, Cotempla XR-ODT and NT-0201;

  •
  manufacture and produce, through a validated process, sufficiently large quantities and inventory of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201 to permit successful commercialization;

  •
  build and maintain a wide variety of internal sales, distribution and marketing capabilities sufficient to build commercial sales of our products;

  •
  establish collaborations with third parties for the commercialization of our products in countries outside the United States, and such collaborators' ability to obtain regulatory and reimbursement approvals in such countries;

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

        There are no guarantees that we will be successful in completing these tasks. Successful commercialization will also depend on whether we can adequately protect against and effectively respond to any claims by holders of patents and other intellectual property rights that our products infringe their rights, whether any unanticipated adverse effects or unfavorable publicity develops in respect of our products, as well as the emergence of new or existing products as competition, which may be proven to be more clinically effective and cost-effective. If we are unable to successfully complete these tasks, we may not be able to commercialize Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201 in a timely manner, or at all, in which case we may be unable to generate sufficient revenues to sustain and grow our business.

        In addition, we have begun, and will need to continue, investing substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel in anticipation of the planned commercial launch of Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201. We have committed and will continue to commit these additional resources prior to obtaining final approval of any of Cotempla XR-ODT or NT-0201 from the FDA. If we are unable to successfully obtain final FDA approval of any of our product candidates or complete these activities, or experience unanticipated delays or problems, our costs could substantially increase and our business, financial condition and results of operations will be adversely affected. In addition, we have certain revenue expectations with respect to the sale of Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201. If we cannot successfully commercialize and achieve those revenue expectations with respect to Adzenys

XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, our anticipated revenues and liquidity will be materially adversely impacted.

        Moreover, even if we are able to timely launch Adzenys XR-ODT and, if approved, Cotempla XR-ODT or NT-0201, their continued commercial success may be largely dependent on the capability of third-party collaborators. Such third-party collaborators may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. In addition, if any of our manufacturing or collaboration partners fail to effectively perform under our arrangements for any reason, we may not be able to find a suitable replacement partner on a timely basis or on acceptable terms.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

        The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Shire under the brand name Adderall XR, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, and by Novartis under the brand names Focalin XR and Ritalin LA. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Shire, Noven, Alcobra, Highland Therapeutics, Sunovian and Neurovance. Pfizer, in collaboration with Tris Pharmaceuticals, or Tris, is working in this space to reformulate existing methylphenidate medications and recently received approval for a methylphenidate-based XR chewable. Tris is also working with amphetamine medications and recently received approval for an amphetamine based XR-liquid suspension for the treatment of ADHD. Rhodes Pharmaceuticals recently received approval for Aptensio XR, a methylphenidate capsule for the treatment of ADHD.

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

        We believe that our ability to successfully compete will depend on, among other things:

  •
  the ability to commercialize and market any of our products and product candidates that receive regulatory approval;

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

  •
  acceptance of any of our products and product candidates that receive regulatory approval by physicians and other healthcare providers;

  •
  the time it takes for our product candidates to complete clinical development and receive marketing approval;

  •
  the ability to maintain a good relationship with regulatory authorities;

  •
  whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare; and

  •
  the ability to protect intellectual property rights related to our product and product candidates.

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

If we are unable to differentiate our product or product candidates from branded drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve generic products that compete with any of our product or product candidates, our ability to successfully commercialize such product or product candidates would be adversely affected.

        We expect to compete against branded drugs and to compete with their generic counterparts that will be sold for a lower price. Although we believe that our product and product candidates will be clinically differentiated from branded drugs and their generic counterparts, if any, it is possible that such differentiation will not impact our market position. If we are unable to achieve significant differentiation for our product and product candidates against other drugs, the opportunity for our product and, if approved, product candidates to achieve premium pricing and be commercialized successfully would be adversely affected.

        After an NDA, including a 505(b)(2) application, is approved, the covered product becomes a "listed drug" that, in turn, can be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. The FDCA, implementing regulations and other applicable laws provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as the listed drugs, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices.

        Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product, such as Adzenys XR-ODT, or Cotempla XR-ODT and NT-0201, if approved, can be lost to the generic version. Accordingly, competition from generic equivalents to our product candidates would materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our product candidates.

The design, development, manufacture, supply and distribution of our products and product candidates are highly regulated processes and technically complex.

        We are subject to extensive regulation in connection with the preparation and manufacture of our products, product candidates and potential product candidates for clinical trials and commercial sale. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products and product candidates that may not be detectable in final product testing. The development, manufacture, supply, and distribution of our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, as well as any of our future potential product candidates, are highly regulated processes and technically complex. We, along with our third-party suppliers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201 is a regulated drug product and subject to DEA regulation, we will need to secure state licenses from each state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

        We must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to applicable parts of the FDA's Good Laboratory Practices, or GLP, and cGMP requirements enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure to comply with cGMP requirements or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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

We rely on limited sources of supply for Adzenys XR-ODT, Cotempla XR-ODT, NT-0201 and our generic Tussionex, and any disruption in the chain of supply may impact production and sales of Adzenys XR-ODT, Cotempla XR-ODT, NT-0201 and our generic Tussionex, and cause delays in developing and commercializing our product candidates and currently manufactured and commercialized products.

        Our approved NDA for Adzenys XR-ODT, and the NDAs we plan to resubmit for Cotempla XR-ODT and submit for NT-0201, include our proposed manufacturing process for each product candidate. Any change to our manufacturing process, facilities or suppliers could require that we supplement our approved NDA and amend any pending NDA. Also, because of our proprietary processes for manufacturing our product candidates, we cannot immediately transfer manufacturing activities for Adzenys XR-ODT, Cotempla XR-ODT, NT-0201 or our generic Tussionex to an alternate supplier, and a change of facilities would be a time-consuming and costly endeavor. This would also require us to supplement or amend our NDA filings to include the change of manufacturing site. Any changes to our manufacturing process would involve substantial cost and could result in a delay in our desired clinical and commercial timelines. We are also reliant on a limited number of suppliers for resin, drug compounds, coating and other component substances of our final product candidates and products. If any of these single-source suppliers were to breach or terminate its supply agreement, if any, with us or otherwise not supply us, we would need to identify an alternative source for the supply of component substances for our product candidates and products. Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or product could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our approved product or product candidates or a decrease in sales of our generic Tussionex, which could harm our financial position and commercial potential for our product candidates and products. Any alternative vendor would also need to be qualified through an NDA supplement which could result in further delay, including delays related to additional clinical trials. The FDA, U.S. Drug Enforcement Administration, or DEA, or other regulatory agencies outside of the United States may also require additional studies if we enter into agreements with new suppliers for the manufacture of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201 and our generic Tussionex that differ from the suppliers used for clinical development of such product candidates.

        These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products and product candidates, cause us to incur higher costs and prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of components and APIs on a timely basis and at commercially reasonable prices, including if our suppliers did not receive adequate DEA quotas for the supply of certain scheduled components, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, commercialization of Adzenys XR-ODT, our generic Tussionex and, if approved, our branded product candidates and clinical trials of future potential product candidates, may be delayed or we could lose potential revenue and our business, financial condition, results of operation and reputation could be adversely affected.

If we fail to produce our products or product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face penalties from wholesalers and contracted retailers of our products and delays in the development and commercialization of our product candidates.

        We currently depend on third-party suppliers for the supply of the APIs for our products and product candidates, including drug substance for nonclinical research, clinical trials and commercialization. For Adzenys XR-ODT, Cotempla XR-ODT, NT-0201 and our generic Tussionex, we currently rely on single suppliers for raw materials including APIs, which we use to manufacture, produce and package final dosage forms. In particular, we have an exclusive supply agreement with Coating Place, Inc., or CPI, pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We are subject to penalties from wholesalers and contracted retailers if we do not deliver our generic Tussionex in quantities that meet their demand, and in the future we may enter into agreements with similar penalties for Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201. Any such delays could trigger these penalty provisions, which would have a negative impact on our business.

        The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Pharmaceutical companies often encounter difficulties in manufacturing, particularly in scaling up production of their products. These problems include manufacturing difficulties relating to production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. If we are unable to demonstrate stability in accordance with commercial requirements, or if our raw material manufacturers were to encounter difficulties or otherwise fail to comply with their obligations to us, our ability to obtain FDA approval and market our products and product candidates would be jeopardized. In addition, any delay or interruption in the supply of clinical trial supplies could delay or prohibit the completion of our bioequivalence and/or clinical trials, increase the costs associated with conducting our bioequivalence and/or clinical trials and, depending upon the period of delay, require us to commence new trials at significant additional expense or to terminate a trial.

        Manufacturers of pharmaceutical products need to comply with cGMP requirements enforced by the FDA through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such products or product candidate or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical developments, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our product candidates. The

FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection.

If we fail to manufacture Adzenys XR-ODT, or if approved, Cotempla XR-ODT or NT-0201 in sufficient quantities and at acceptable quality and pricing levels, or fail to obtain adequate DEA quotas for controlled substances, or to fully comply with cGMP regulations, we may face delays in the commercialization of this product or our product candidates or be unable to meet market demand, and may be unable to generate potential revenues.

        The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. In order to meet anticipated demand for Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, we have installed specialized processing equipment in our Grand Prairie, Texas facilities, which we believe will produce sufficient quantities of Adzenys XR-ODT and if approved, Cotempla XR-ODT and NT-0201, for commercialization. We purchase raw materials and components from various suppliers in order to manufacture Adzenys XR-ODT, Cotempla XR-ODT and NT-0201. If we are unable to source the required raw materials from our suppliers, or if we do not obtain DEA quotas or receive inadequate DEA quotas, we may experience delays in manufacturing Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, and may not be able to meet our customers' demands for Adzenys XR-ODT, Cotempla XR-ODT and NT-0201.

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

        Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, who was, at the time, PharmaFab's president, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation, or DESI, drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab's place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship our generic Tussionex and drug products for our clinical trials. Although we have concluded the annual audit program prescribed by the Consent Decree entered into by our predecessor, our facilities may be inspected by the FDA at any time as a result of the Consent Decree. Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA's Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree. Although we may apply for relief from the Consent Decree in the future, there is no guarantee that such relief will be granted or that we will be in compliance with the requirements of the Consent Decree.

        If we are unable to produce the required commercial quantities of Adzenys XR-ODT or, if approved, Cotempla XR-ODT or NT-0201 to meet market demand for Adzenys XR-ODT, Cotempla XR-ODT and NT-0201 on a timely basis or at all, or if we fail to comply with applicable laws for the manufacturing of Adzenys XR-ODT or, if approved, Cotempla XR-ODT or NT-0201, we will suffer damage to our reputation and commercial prospects and we will be unable to generate potential revenues.

If we are unable to support demand for Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201 and any future product candidates, including ensuring that we have adequate capacity to meet increased demand, or we are unable to successfully manage the evolution of our drug delivery technology platform, our business could suffer.

        As our volume grows, we will need to continue to increase our workflow capacity for customer service, improve our billing and general process, expand our internal quality assurance program and extend our platform to support product production at a larger scale within expected turnaround times. We may need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201. Portions of our process are not automated and will require additional personnel to scale. We may also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our facilities to accommodate such required expansion.

        As additional products, such as Adzenys XR-ODT, and, if approved, Cotempla XR-ODT and NT-0201, are commercialized, we will need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.

If our sole facility becomes damaged or inoperable or we are required to vacate our facility, our ability to manufacture Adzenys XR-ODT, our generic Tussionex and, if approved, our product candidates for commercialization, or future potential product candidates for clinical development, may be jeopardized. Our inability to continue manufacturing adequate supplies of Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, could adversely affect our ability to generate revenues.

        All of our manufacturing capabilities are housed in our sole facility located in Grand Prairie, Texas. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, tornado, power loss, communications failure or terrorism, any of which may render it difficult or impossible for us to operate our drug delivery technology platform and manufacture our product candidates or products for some period of time. The inability to manufacture our products and product candidates if our facility or our equipment is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to manufacture our products and product candidates could become damaged and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility or repair or replace our equipment or license or transfer our proprietary technology to a third-party, particularly in light of the requirements for a DEA-registered manufacturing and storage facility like ours. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA, DEA and/or equivalent foreign regulatory authority approval, and would be very time consuming. Even in the unlikely event we are able to find a third party with such qualifications to enable us to manufacture our products or product candidates, we may be unable to negotiate commercially reasonable terms.

        We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all. An inability to continue manufacturing adequate supplies of Adzenys XR-ODT, Cotempla XR-ODT, NT-0201 or our generic Tussionex at our Grand Prairie, Texas facilities could result in a disruption in the supply of Adzenys XR-ODT, and, if approved, Cotempla XR-ODT, and NT-0201, or our generic Tussionex, to physicians and pharmacies, which would adversely affect our ability to generate revenues.

If other patient-friendly forms of extended-release amphetamine or methylphenidate products are approved and successfully commercialized, especially if approved before we can successfully commercialize Adzenys XR-ODT, or, if approved, Cotempla XR-ODT or NT-0201, our business would be materially harmed.

        Other third parties may seek approval to manufacture and market their own versions of extended-release amphetamine or methylphenidate in patient-friendly dosage forms for the treatment of ADHD in the United States. If any of these parties obtain FDA approval of such a competitive product before we do, they may be entitled to three years of marketing exclusivity. Such exclusivity would, for example, delay the commercialization of Adzenys XR-ODT and, as a result, we may never achieve significant market share for this product. Consequently, revenues from product sales of these products would be similarly delayed and our business, including our development programs, and growth prospects would suffer. Even if any of our product candidates are approved before a competitor, we may not be entitled to any marketing exclusivity and, other than under circumstances in which third parties may infringe or are infringing our patents, we may not be able to prevent the submission or approval of another full NDA for any competitor's product candidate.

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

  •
  Pharmaceutical companies are required to offer discounts on branded drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the "Donut Hole."

  •
  Pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company's market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. The aggregated industry-wide fee is expected to total $28.0 billion through 2019. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

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

        In addition, in September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted giving the FDA enhanced post-marketing authority including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information and compliance with REMS approved by the FDA. The FDA's exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to ensure compliance with post-approval regulatory requirements and potential restrictions on the sale and/or distribution of approved products.

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

        Although we maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

        In addition, the market for Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, will depend significantly on access to third-party payors' drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

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

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which imposes certain obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

  •
  The Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children's Health Insurance Program to report annually to Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

RISKS RELATED TO THE CLINICAL DEVELOPMENT, REGULATORY REVIEW AND APPROVAL OF OUR PRODUCT CANDIDATES

We are heavily dependent on the success of Adzenys XR-ODT and our product candidates, Cotempla XR-ODT and NT-0201. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

        Our business and future success are substantially dependent on our ability to successfully commercialize Adzenys XR-ODT, and our ability to timely obtain regulatory approval for and commercialize our product candidates, Cotempla XR-ODT and NT-0201, for the treatment of ADHD, and any other product candidates that we may identify and pursue. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. Satisfaction of regulatory requirements can be protracted, is dependent upon the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources. For example, on November 10, 2015, we announced that we received a Complete Response Letter from the FDA for our NDA for Cotempla XR-ODT. We will need to satisfactorily address the deficiencies the FDA identified or may identify in the future in order to obtain the FDA's approval of our NDA. We cannot predict whether we will obtain regulatory approval to commercialize our product candidates, and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. Any delay or setback in the regulatory approval or commercialization of any of these product candidates could adversely affect our business.

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

        The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

  •
  could determine that we cannot rely on the 505(b)(2) regulatory approval pathway for Cotempla XR-ODT, NT-0201 or any other product candidate that we may identify and develop;

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

  •
  may determine that we inappropriately relied on a certain listed drug or drugs for our 505(b)(2) NDA or that approval of our applications for Cotempla XR-ODT, NT-0201 or any other product candidate is blocked by patent or non-patent exclusivity of the listed drug or drugs;

  •
  may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the supply of the API used in our product candidates;

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

        On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. If we are unable to satisfactorily address the agency's concerns, the FDA could deny approval of our NDA for Cotempla XR-ODT.

        Notwithstanding the approval of many products by the FDA pursuant to 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA's interpretation of 505(b)(2). If the FDA changes its interpretation of 505(b)(2), or if the FDA's interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any 505(b)(2) application that we submit. Any failure to obtain regulatory approval of our product candidates would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

The FDA may determine that our NDA for NT-0201 for the treatment of attention deficit hyperactivity disorder is not sufficiently complete to permit a substantive review.

        We intend to submit to the FDA an NDA for NT-0201, which will be indicated for the treatment of ADHD, in the fourth quarter of 2016. Within 60 days of the agency's receipt of an NDA, the FDA will make a threshold determination of whether the NDA is sufficiently complete to permit a substantive review. This 60-day review is referred to as the filing review. If the NDA is sufficiently complete, the FDA will file the NDA. If the agency refuses to file the NDA, it will notify us and state the reason(s) for the refusal. The FDA may refuse to file an NDA for various reasons, including, but not limited to, if:

  •
  the NDA is incomplete because it does not on its face contain the information required under the Federal Food, Drug, and Cosmetic Act, or FDCA, or the FDA's regulations;

  •
  the NDA does not contain a statement that each nonclinical laboratory study was conducted in compliance with the GLP, requirements, or for each study not so conducted, a brief statement of the reason for the noncompliance;

  •
  the NDA does not contain a statement that each clinical trial was conducted in compliance with the FDA's institutional review board, or IRB, regulations or was not subject to those regulations, and the agency's informed consent regulations or a brief statement of the reason for noncompliance; and

  •
  the drug is a duplicate of a listed drug approved before receipt of the NDA and is eligible for approval under an ANDA, for generic drugs.

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

  •
  uses an unapproved drug as a reference product for a bioequivalence study; and

  •
  fails to provide a patent certification or statement as required by the FDA's regulations where the 505(b)(2) NDA relies on one or more listed drugs.

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

        We intend to seek FDA approval through the 505(b)(2) regulatory approval pathway for each of our product candidates described in this Annual Report on Form 10-K. The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, added 505(b)(2) to the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from trials that were not conducted by or for the applicant and for which the applicant does not have a right of reference.

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

        Our product candidates will be submitted to the FDA for approval under 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. An NDA under 505(b)(2) would enable us to reference published literature and/or the FDA's previous findings of safety and effectiveness for the previously approved drug.

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

        Under the Hatch-Waxman Act, the holder of patents that the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent owner's receipt of notice triggers a one-time, automatic, 30-month stay of the FDA's ability to approve the 505(b)(2) NDA, unless patent litigation is resolved in favor of the Paragraph IV filer or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all.

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

Our approved product and product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance, or result in significant negative consequences following marketing approval, if any.

        As with many pharmaceutical products, treatment with our product or product candidates may produce undesirable side effects or adverse reactions or events. Although our product and product candidates contain active ingredients that have already been approved, meaning that the side effects arising from the use of the active ingredient or class of drug in our product candidates is generally known, our product or product candidates still may cause undesirable side effects. These could be attributed to the active ingredient or class of drug or to our unique formulation of such product or product candidates, or other potentially harmful characteristics. Such characteristics could cause us, IRBs, clinical trial sites, the FDA or other regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label, if the product candidate is approved, or the delay, denial or withdrawal of regulatory approval, which may harm our business, financial condition and prospects significantly.

        Further, if any of our products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

  •
  regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution;

  •
  the FDA may require implementation of a REMS;

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

        In addition, future acquisitions may entail numerous operational and financial risks, including:

  •
  exposure to unknown liabilities;

  •
  disruption of our business and diversion of our management's time and attention to develop acquired products or technologies;

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

        Positive results in nonclinical studies and clinical trials of any of our product candidates may not be predictive of similar results in future clinical trials. Also, interim results during a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from any completed nonclinical studies and clinical trials for any of our product candidates may not be predictive of the results we may obtain in later stage trials. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products. For example, On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. Results from our previous clinical trials may not be predictive of similar results in a bridging study.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL POSITION

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

        Our company has limited operating history commercializing branded products. To date, we have focused primarily on developing our product Adzenys XR-ODT and our product candidates, Cotempla XR-ODT and NT-0201. Adzenys XR-ODT requires substantial additional resources before we implement commercialization strategies and begin generating revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, or any revenue from sales of Cotempla XR-ODT, NT-0201 or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $30.8 million, $20.8 million and $19.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $116.8 million. We have devoted most of our financial resources to manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and build a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

        Developing future potential product candidates, conducting clinical trials, establishing raw material supplier relationships and manufacturing and marketing drugs are expensive and uncertain processes. Although we believe our cash, cash equivalents and marketable securities and anticipated future product revenues, will be sufficient to allow us to fund the commercialization of Adzenys XR-ODT, we may need to obtain additional capital through equity offerings, debt financing, payments under new or existing licensing and research and development collaboration agreements, or any combination thereof, in order to become cash flow positive and to develop and commercialize additional product candidates. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition.

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

        The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

  •
  the costs of establishing sales, marketing, distribution and commercial manufacturing capabilities for Adzenys XR-ODT and, if approved, Cotempla XR-ODT, NT-0201 and any other potential product candidates;

  •
  our ability to successfully launch Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, and to continue to increase the level of sales in the marketplace;

  •
  the timing of any regulatory approvals of Cotempla XR-ODT and NT-0201;

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

        Since our inception, we have had significant operating losses. As of December 31, 2015, we had an accumulated deficit of $116.8 million. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our secured credit facility or promissory note. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

  •
  the level of market acceptance for any approved product candidates and underlying demand for that product, seasonality in the use of that product by end-users and wholesalers' buying patterns;

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

        Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our initial public offering, or IPO, our most recent private placement and other transactions that have occurred over the past three years, we may have triggered an "ownership change" limitation. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

        We are highly dependent on the principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are "at will" employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical trials or to receive regulatory approval for our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

        Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Our independent registered public accounting firm considered our internal controls over financial reporting as of December 31, 2014 for purposes of expressing an opinion on our financial statements but not for purposes of expressing an opinion on the effectiveness of our internal controls, and two significant deficiencies in internal controls were identified in connection with the preparation of our financial statements. The first significant deficiency was due to inadequate design and implementation of general controls surrounding our information technology, or IT, and the second significant deficiency was due to inadequate maintenance and administration of our stock option program. We are taking steps to remedy both significant deficiencies, including with respect to the IT deficiency, engaging an independent third party to perform an assessment of internal controls over our IT systems that support financial reporting processes in our efforts to prepare for compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and to identify opportunities for improving our IT general controls environment. With respect to the stock option program deficiencies, we have implemented new approval and documentation procedures and controls governing all such grants. In addition, we have implemented a new third party software solution for managing and accounting for stock-based compensation. We are in the very early stages of the costly and challenging process of compiling our system of internal controls over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may discover additional deficiencies in our internal controls over financial reporting, including those identified through testing conducted by us in connection with Section 404 of the Sarbanes-Oxley Act or subsequent testing by our independent registered public accounting firm. Such deficiencies may be deemed to be significant deficiencies or material weaknesses and may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We may rely on third parties to perform many essential services for any products that we commercialize, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize Adzenys XR-ODT and, if approved, Cotempla XR-ODT or NT-0201 will be significantly impacted and we may be subject to regulatory sanctions.

        We may retain third-party service providers to perform a variety of functions related to the sale and distribution of Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management and cash collection. We would substantially rely on these third-party providers to perform services for us. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand may be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient or if they fail to comply with various requirements, we could be subject to regulatory sanctions.

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

        The pharmaceutical industry is rife with patent litigation between patent holders and producers of follow-on drug products. The possibility of blocking FDA approval of a competitor's product for up to 30 months provides added incentive to litigate over Orange Book patents, but suits involving non-Orange Book patents are also common in the ADHD space. There have been multiple patent litigations involving nearly all of the medications for treatment of ADHD. This trend may continue and, as a result, we may become party to legal matters and claims arising in the ordinary course of business.

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

        There is a substantial amount of litigation involving patent and other intellectual property rights in the pharmaceutical industry generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

  •
  infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management's attention from our core business;

  •
  third parties bringing claims against us may have more resources than us to litigate claims against us;

  •
  substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party's rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner's attorneys' fees;

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

        Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our products and product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA's Orange Book with respect to our NDA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner once our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our NDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our NDA will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit. By way of example, when we initially submitted our Adzenys XR-ODT NDA in December 2012 and in response to our Paragraph IV certification, Shire LLC, or Shire, initiated a lawsuit against us claiming patent infringement against certain of Shire's patents. We settled with Shire in July 2014. As part of our settlement, among other things, we stipulated that the commercial manufacture, use, selling, offering for sale or importing of Adzenys XR-ODT would infringe on certain Shire patents and that such patent claims are valid and enforceable with respect to our Adzenys XR-ODT NDA, but that such stipulations do not preclude us from filing new regulatory applications containing a Paragraph IV certification citing such patents. We also entered into a non-exclusive license agreement with Shire for certain of Shire's patents with respect to our Adzenys XR-ODT NDA. Under the terms of the license agreement, upon obtaining FDA approval of our Adzenys XR-ODT NDA, we are required to pay a lump-sum, non-refundable license fee no later than thirty days after receiving such approval and a single-digit royalty on net sales of Adzenys XR-ODT during the life of Shire's patents.

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

        Some of our employees were previously employed at other companies, including actual or potential competitors. We may also engage advisors and consultants who are concurrently employed at other organizations or who perform services for other entities. Although we try to ensure that our employees, advisors and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, advisors, or consultants have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such party's former employer or in violation of an agreement with or legal obligation in favor of another party. Litigation may be necessary to defend against these claims.

        In addition, while we generally require our employees, consultants, advisors and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Similarly, we may be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person's obligations to a third party, such as an employer or former employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us. Litigation may be necessary to defend against these claims.

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

        The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our IPO in July 2015 at a price of $15.00 per share, our stock price has ranged from $7.57 to $28.99, through March 17, 2016. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

  •
  any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA's review of that NDA;

  •
  failure to successfully execute our commercialization strategy with respect to Adzenys XR-ODT and, if approved, Cotempla XR-ODT or NT-0201, or any other approved potential product candidate in the future;

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

  •
  unanticipated serious safety concerns related to the use of our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT, NT-0201 or any future potential product candidates;

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

        As of December 31, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates, including shares purchased in the IPO by members of that group and their affiliated entities, beneficially own approximately 60% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

        Sales of a substantial number of shares of our common stock by our existing stockholders in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. Approximately 10,471,356 of our shares became eligible for sale upon expiration of the lock-up period on January 18, 2016, although a portion of such shares held by our affiliates will be subject to volume limitations and other conditions pursuant to Rule 144 of the Securities Act. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period also became eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

        As a public company, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas such as "say on pay"

and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2020, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

        Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company," which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

        Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

  •
  authorizing the issuance of "blank check" preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

        Our amended and restated certificate of incorporation, as currently in effect, provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our corporate headquarters are located in Grand Prairie, Texas, where we lease approximately 97,282 square feet of office, laboratory and manufacturing space. Our lease expires on December 31, 2024, with an option to extend. We believe our current office, laboratory and manufacturing space is sufficient to meet our needs until the expiration of the lease. In addition, we executed a 60-month lease for 6,078 square feet of office space in Blue Bell, Pennsylvania for our commercial operations which is planned to commence on May 1, 2016 and which has an option to extend for 60 months. We may seek to negotiate new leases or evaluate additional or alternate space to accommodate operations relating to commercialization. We believe that appropriate alternative space is readily available on commercially reasonable terms.

ITEM 3.    Legal Proceedings

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

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for our Common Stock

        Our common stock has been listed on the NASDAQ Global Market under the symbol "NEOS" since July 23, 2015. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $15.00 per share on July 22, 2015. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	High	Low
Third Quarter (from July 23, 2015 to September 30, 2015)	$28.99	$16.12
Fourth Quarter (from October 1, 2015 to December 31, 2015)	$21.70	$11.53

        On December 31, 2015, the last trading day of 2015, the last reported sale price of our common stock on the NASDAQ Global Market was $14.32 per share. As of March 15, 2016, there were 16,035,048 shares of common stock outstanding, held by approximately 90 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

        We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors. Our ability to pay dividends on our common stock is limited by restrictions under the terms of our credit facility with Hercules Technology III, L.P. In addition, any future indebtedness that we may incur could preclude us from paying dividends. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

        Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K.

Performance Graph

        The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock to two indices; the NASDAQ Composite Index and the NASDAQ Biotechnology Index since July 23, 2015, which is the date our common stock first began trading on the NASDAQ Global Market. The graph assumes an initial investment of $100 at the initial public offering price to the public for Neos stock of $15 on July 23, 2015 or at June 30, 2015 if invested in the indices, and all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock. Stockholder return over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN*
Among Neos Therapeutics, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology
Index

*
$100 invested on 7/22/15 in stock or 6/30/15 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities

        Since January 1, 2015, we have issued the following securities that were not registered under the Securities Act:

(a)   Sales of Capital Stock

  (1)
  During the period January 1, 2015 through July 29, 2015 when Neos filed a Form S-8 Registration Statement, options to purchase an aggregate of 36,093 shares of common stock reserved under our Neos Therapeutics, Inc. 2009 Equity Plan were exercised, having exercise prices ranging from $0.32 to $2.55 per share for an aggregate exercise price of $0.1 million.

  (2)
  Between January 1, 2015 and February 23, 2015, we issued and sold to investors an aggregate of 2,624,936 shares of Series C redeemable convertible preferred stock, or Series C preferred stock, for aggregate consideration of $13.1 million, pursuant to subscription agreements entered into with investors. In connection with the sale of our Series C preferred stock, we issued 1,197,218,warrants to Purchase Series C preferred stock at an exercise price of $5.00 per share.

  (3)
  On June 29, 2015, we issued 17 shares of our common stock to one investor as consideration for that investor's shares in Neostx, Inc., a former subsidiary, as part of a merger of Neostx, Inc. with and into us.

  (4)
  Between June 30, 2015 and July 7, 2015 we issued a total of 600,000 shares of our Series C preferred stock to two investors upon the exercise of warrants held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $3.0 million.

  (5)
  Between January 1, 2015 and December 31, 2015, we issued a total of 286,968 shares of our common stock to several investors upon the exercise of warrants to purchase shares of our common stock, originally issued in connection with our Series B-1 redeemable convertible preferred stock held by those investors, at an exercise price of $0.0024 per share.

  (6)
  On July 28, 2015, we issued 78,926 shares of our common stock to several investors upon the net exercise of warrants held by those investors at an exercise price of $12.00 per share, for an aggregate exercise price of $2.8 million.

        None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes that each transaction was exempt from the registration requirements of the Securities Act in reliance on the following exemptions:

  •
  with respect to the transactions described in paragraph (1), Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant's board of directors; and

  •
  with respect to the transactions described in paragraphs (2), (3), (4), (5) and (6), Section 4(a)(2) of the Securities Act, or Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. Each recipient of the securities in these transactions represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient received adequate information about us or had adequate access, through his or her relationship with the registrant, to information about us.

Use of Proceeds from Initial Public Offering of Common Stock

        On July 13, 2015, we commenced our initial public offering ("IPO") pursuant to a registration statement on Form S-1 (File No. 333-205106) that was declared effective by the SEC on July 22, 2015. On July 28, 2015, we closed our IPO whereby we sold 5,520,000 shares of common stock, at a public offering price of $15.00 per share for an aggregate offering price of $82.8 million, which includes 720,000 shares of common stock resulting from the underwriters' exercise of their over-allotment option at the IPO price on July 23, 2015. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $75.0 million. The managing underwriters of the IPO were UBS Securities, LLC, BMO Capital Markets Corp., RBC Capital Markets, LLC and JMP Securities, LLC. No offering expenses were paid or are payable directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

        The net proceeds from the offering have been invested in highly-liquid money market funds. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 24, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

ITEM 6.    Selected Consolidated Financial Data

        The following selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. You should read this data together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Total Revenue	$3,792	$758	$1,044
Cost of Goods Sold	5,547	3,354	2,534
Research and Development	11,887	10,601	9,974
Selling and Marketing Expenses	5,462	212	153
General and Administrative Expenses	7,474	5,063	5,471
Interest and Other Expense (Income)	4,203	2,377	1,512

Net Loss from Continuing Operations	$(30,781)	$(20,849)	$(18,600)
Loss from Discontinued Operations	—	—	(437)
Net Loss	$(30,781)	$(20,849)	$(19,037)

Preferred Stock Accretion to Redemption Value	(1,169)	(1,118)	(1,227)
Preferred Stock Dividends	(1,221)	(2,185)	(2,185)

Net Loss Attributable to Common Stock	$(33,171)	$(24,152)	$(22,449)

Net Loss per Share—Basic and Diluted(1)	$(4.38)	$(27.56)	$(28.45)

Shares Used to Compute Net Loss per Share—Basic and Diluted(1)	7,581,881	876,318	788,964

(1)
See Note 4 to the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-k for an explanation of the calculations of our basic and diluted net loss per common share.

Consolidated Balance Sheet Data:

	December 31,
	2015	2014
	(in thousands)
Cash and Cash Equivalents	$90,763	$13,343
Short-Term Investments	—	3,000
Working Capital	82,306	13,380
Total Assets	122,510	45,230
Long Term Debt, net of Current Portion	26,271	23,121
Warrant Liability(1)	—	1,789
Redeemable Convertible Preferred Stock(2)	—	90,149
Stockholders' Equity (Deficit)	78,374	(78,782)

(1)
Upon closing the IPO, the warrants issued in conjunction with the Series C preferred stock financing were exchanged in a cashless exercise for 947,185 shares of Series C preferred stock which converted into 78,926 shares of the Company's common stock. The remaining Series C warrants issued with the senior debt to purchase 170,000 pre-split shares of Series C preferred stock, or the Hercules Warrants, were converted into warrants to purchase 70,833 shares of the Company's common stock and the warrant liability was reclassified to Additional Paid in Capital within Stockholders' Equity (Deficit).

(2)
On the closing of the IPO, all outstanding shares of redeemable preferred stock converted into 9,217,983 shares of common stock and all remaining outstanding Series C warrants issued in conjunction with purchases of Series C preferred stock were net exercised at the IPO price for

  78,926 shares of common stock. Upon the closing of the Company's IPO, all of the shares of the Company's redeemable convertible preferred stock were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those shares of redeemable convertible preferred stock were cancelled, including the right to receive undeclared accumulated dividends.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with the "Item 6. Selected Consolidated Financial Data" and the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Item 1A. Risk Factors" or in other parts of this Annual Report on Form 10-K.

OVERVIEW

        We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT and our two product candidates for the treatment of attention deficit hyperactivity disorder, or ADHD. Our product and product candidates are extended-release, or XR, medications in patient-friendly, orally disintegrating tablets, or ODT, or liquid suspension dosage forms. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration, or FDA, for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016. We believe Adzenys XR-ODT and, if approved, Cotempla XR-ODT, will be the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market. Cotempla XR-ODT is the provisionally accepted trade name of our methylphenidate XR-ODT. On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our New Drug Application, or NDA, for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. We expect to resubmit an NDA for Cotempla XR-ODT in the fourth quarter of 2016, following the completion of the bioequivalence bridging study. In addition, we plan to submit an NDA for NT-0201, our amphetamine XR liquid suspension, in the fourth quarter of 2016.

        We plan to focus on commercialization in the United States using our own commercial infrastructure. We intend to manufacture our ADHD products in our current Good Manufacturing Practice, or cGMP, and U.S. Drug Enforcement Administration, or DEA-registered manufacturing facilities, thereby obtaining our products at cost without manufacturer's margins and better controlling supply quality and timing. We currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold.

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

        We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $30.8 million for the year ended December 31, 2015, respectively. As of December 31, 2015, we had an accumulated deficit of approximately $116.8 million. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

  •
  seek regulatory approval for our product candidates;

  •
  build commercial infrastructure to support sales and marketing for Adzenys XR-ODT and our product candidates;

  •
  continue research and development activities for new product candidates;

  •
  manufacture supplies for our preclinical studies and clinical trials; and

  •
  operate as a public company.

        On July 28, 2015, we closed our initial public offering, or IPO, whereby we sold 5,520,000 shares of common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of our common stock resulting from the underwriters' exercise of their over-allotment option at the IPO price on July 23, 2015. The net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $75.0 million. The securities described above were offered by us pursuant to a registration statement on Form S-1 declared effective by the SEC on July 22, 2015.

        We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all, or that we will be able to successfully commercialize our product candidates. In addition, we may not be profitable even if we succeed in commercializing Adzenys XR-ODT and any of our product candidates.

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

        In the future, we will seek to generate revenue from product sales of Adzenys XR-ODT and our two late-stage branded product candidates. We do not expect to generate any significant revenue unless or until we commercialize our product candidates. If we fail to effectively launch our marketing plans for Adzenys XR-ODT or to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our inability to generate future revenue from product sales may adversely affect our results of operations and financial position.

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

        Direct development expenses associated with our research and development activities are allocated to our product candidates. Indirect costs related to our research and development activities that are not allocated to a product candidate are included in "Other Research and Development Activities" in the table below.

        The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

	December 31,
	2015	2014	2013
	(in thousands)
NT-0102 Cotempla XR-ODT	$3,232	$1,641	$2,089
NT-0201 Amphetamine Liquid	237	822	625
NT-0202 Adzenys XR- ODT	330	762	829
Other Research and Development Activities(1)	8,088	7,376	6,431

	$11,887	$10,601	$9,974

(1)
Includes unallocated product development cost, salaries and wages, occupancy and depreciation and amortization.

        We expect that our research and development expenses will fluctuate over time as we engage in additional post-marketing studies of Adzenys XR-ODT, seek regulatory approval of our two ADHD product candidates and explore new product candidates, but will decrease as a percentage of revenue if we generate revenue from Adzenys XR-ODT and if any of our product candidates are approved. We expect to fund our research and development expenses from our current cash and cash equivalents and revenues, if any, from Adzenys XR-OT and our product candidates.

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

        On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. We expect to resubmit an NDA for Cotempla XR-ODT and submit an NDA for NT-0201, our amphetamine XR liquid suspension, in the fourth quarter of 2016. Any further actions required by the FDA may result in further research and development expenses. For additional information regarding the FDA review process, including the Prescription Drug User Fee Act, see "Government Regulation—NDA and FDA review process."

Selling and marketing

        Selling and marketing expenses consist primarily of salaries and related costs for personnel, pre-commercialization activities for Adzenys XR-ODT and our product candidates and trade sales of our generic Tussionex. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care sales planning and market data and analysis.

        We expect that our selling and marketing expenses will increase with the potential commercialization of Adzenys XR-ODT and our product candidates particularly as we move to a business model in which we commercialize our own products in the United States.

General and administrative

        General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, for our employees in executive, finance and human resources functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses or cost of goods sold, and professional fees for business development, accounting, tax and legal services.

        We anticipate that our general and administrative expenses will increase due to increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs, as well as accounting and compliance costs to support the anticipated commercialization of Adzenys XR-ODT.

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

Other income (expense), net

        Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. These sale-leaseback financings occurred in five separate transactions, each with a 42-month lease term. The gains on the transactions are being recognized on a straight-line basis over the respective 42-month lease term (see Note 8 to the notes to our audited financial statements included elsewhere in this Annual Report on form 10-K). Other income and expense also includes changes resulting from the remeasurement of the fair values of our warrant liabilities through the effective date of the IPO, July 22, 2015 and our earnout liability.

RESULTS OF OPERATIONS

Year ended December 31, 2015 compared to the year ended December 31, 2014

Revenues

        The following table summarizes our revenues for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
Product	$3,792	$316	$3,476	1,100%
Manufacturing	—	113	(113)	(100)%
Profit Sharing	—	169	(169)	(100)%
Development	—	160	(160)	(100)%

	$3,792	$758	$3,034	400.3%

        Total revenues were $3.8 million for the year ended December 31, 2015, an increase of $3.0 million or 400.3%, from the $0.8 million for the year ended December 31, 2014. All $3.8 million of product revenue in the year ended December 31, 2015 was generated from net sales of our generic Tussionex for which we acquired all commercialization and profit rights in August 2014. This was partially offset by decreases in development, profit sharing and manufacturing revenue. The manufacturing and profit sharing revenues decreased by $0.3 million due to the termination of our development and manufacturing agreement in August 2014. In addition, the $0.2 million decrease in development revenues for the year ended December 31, 2015 was due to reduced development work related to our generic Tussionex. The $0.3 million of product revenue for the year ended December 31, 2014 included reserves we established for the estimated returns of our generic Tussionex outstanding at the wholesalers as of the October 6, 2014 effective date of the August 26, 2014 DEA reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance. This ruling had the effect of requiring unsold product to either be relabeled or returned.

Cost of goods sold

        The following table summarizes our cost of goods sold for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
Cost of Goods Sold	$5,547	$3,354	$2,193	65.4%

        The total cost of goods sold was $5.5 million for the year ended December 31, 2015, an increase of $2.2 million or 65.4%, from the $3.3 million for the year ended December 31, 2014. This increase was primarily due to $1.0 million increase in raw material costs due to the increased sales of Tussionex, $0.7 million of amortization of the intangibles resulting from the acquisition of the rights to commercialize and derive future profits from Tussionex ANDA and a $0.5 million increase in other cost of goods sold, principally due to personnel for lab testing of products, distribution costs and freight incurred for the shipment of our generic Tussionex and audits of suppliers in 2015.

Research and development expenses

        The following table summarizes our research and development expenses for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
Research & Development Expenses	$11,887	$10,601	$1,286	12.1%

        Research and development expenses were $11.9 million for the year ended December 31, 2015, an increase of $1.3 million, or 12.1%, from the $10.6 million for the year ended December 31, 2014. This increase was primarily due to a $2.3 million FDA filing fee for the NDA for Cotempla XR-ODT submitted in January 2015, a $0.6 million increase in research and development materials, equipment, outside lab testing and other costs, a $0.5 million increase in medical affairs spending related to our ADHD product candidates, a $0.3 million increase due to salaries and benefits for additional research and development personnel and a $0.2 million amortization of the 2015 annual FDA facility fee for our generic Tussionex. These increases were offset by a $2.0 million decrease in clinical expense, primarily as a result of the completion of our classroom study of Cotempla XR-ODT and the completion of clinical trials for Adzenys XR-ODT and NT-0201 in 2014 and a $0.6 million decrease in consulting firm services related to the preparation of our prior NDA submissions.

Selling and marketing expenses

        The following table summarizes our selling and marketing expenses for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
Sales and Marketing	$5,462	$212	$5,250	2,476.4%

        Selling and marketing expenses were $5.5 million for the year ended December 31, 2015, an increase of $5.3 million or 2,476.0%, from the $0.2 million for the year ended December 31, 2014. Selling and marketing professional services increased by $3.8 million due to the pre-commercialization advertising agency and sales organization management costs, market research, managed care research, public relations, sales force planning, recruiting fees and corporate communications expenses incurred in 2015 for Adzenys XR-ODT and Cotempla XR-ODT. Salary and compensation expense increased $1.3 million due to the addition of personnel as part of pre-commercialization efforts for our product candidates and trade sales support for our generic Tussionex. In addition, selling and marketing travel expenses increased $0.2 million related to these pre-commercialization activities.

General and administrative expenses

        The following table summarizes our general and administrative expenses for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
General and Administrative	$7,474	$5,063	$2,411	47.6%

        General and administrative expenses were $7.5 million for the year ended December 31, 2015, an increase of $2.4 million or 47.6%, from the $5.1 million for the year ended December 31, 2014. Salary and compensation expense increased $1.4 million in the year ended December 31, 2015 primarily due a $1.0 million increase in compensation related to share-based payments and a $0.4 million increase in 2015 due to the restructuring of the executive team and the addition of contract labor during 2015 and 2014 to bring on additional industry experience in support of our IPO. In addition, general and administrative expenses increased by $0.3 million for directors and officers insurance policy premium for the period following the IPO effective date and $0.2 million for board of directors fees and expenses. Also, Professional Fees included the following offsetting variances: an increase of $1.1 million related to services provided by consultants primarily for audit, tax, business development, financial reporting, computer services, recruiting, compensation review, financial analysis and government pricing, offset by a $0.6 million decrease in legal fees resulting from the termination and settlement of litigation related to the Paragraph IV certification of Adzenys XR-ODT in July 2014.

Interest expense

        The following table summarizes interest expense for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
Interest Expense	$(3,721)	$(2,954)	$(767)	26.0%

        The total interest expense was $3.7 million for the year ended December 31, 2015, an increase of $0.7 million or 26.0% from the $3.0 million for the year ended December 31, 2014. The interest on senior debt increased by $0.9 million due to the increased senior debt balance in 2015. This increase was offset by a $0.2 million reduction in capital lease interest due the reduced capital lease balances resulting from ongoing lease payments.

Other income (expense), net

        The following table summarizes our other income (expense) for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
Other Income, net	$(482)	$577	$(1,059)	(183.5)%

        Other expense was $0.5 million for the year ended December 31, 2015, a decrease of $1.1 million or 183.7%, from the $0.6 million of other income for the year ended December 31, 2014. This change was due to the $1.7 million year-to-date effect of the remeasurements of the fair value of the warrant liabilities due to the increased weighting assigned to the IPO scenario in the PWERM valuation model which was partially offset by a $0.6 million decrease in the fair value of the earnout liability, which resulted primarily from new information regarding the projected impact of the DEA's reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance and a review of the projected launch dates of Adzenys XR-ODT and our two ADHD product candidates

Year ended December 31, 2014 compared to the year ended December 31, 2013

Revenues

        The following table summarizes our revenues for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(in thousands)
Product	$316	$—	$316	N/A
Manufacturing	113	137	(24)	(17.5)%
Profit Sharing	169	226	(57)	(25.2)%
Development	160	681	(521)	(76.5)%

	$758	$1,044	$(286)	(27.4)%

        Total revenues were $0.8 million for the year ended December 31, 2014, a decrease of $0.3 million or 27.4%, from the year ended December 31, 2013. The $0.5 million or 76.5% decrease in development revenues for the year ended December 31, 2014 was primarily due to reduced development work related to our generic Tussionex as we completed various stability programs and shifted our efforts toward launching commercialization in September 2013. In addition, the manufacturing and profit sharing revenues combined decrease of $0.1 million or 22.3% was primarily due to the termination of our three-way profit split development and manufacturing agreement in August 2014. These decreases were partially offset by $0.3 million of product revenue due to net sales of our generic Tussionex after our acquisition of all commercialization and profit rights to our generic Tussionex in August 2014.

Cost of goods sold

        The following table summarizes our cost of goods sold for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(in thousands)
Cost of Goods Sold	$3,354	$2,534	$820	32.4%

        The total cost of goods sold was $3.4 million for the year ended December 31, 2014, an increase of $0.8 million or 32.4% from the year ended December 31, 2013. This increase was primarily due to a $0.8 million increase in production cost of our generic Tussionex as a result of increased sales and indirect costs associated with scaling up of commercial manufacturing. In addition, the increase was due to manufacturing overhead expenses which were not capitalizable into inventory and were recognized as period expenses.

Research and development expenses

        The following table summarizes our research and development expenses for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(in thousands)
Research & Development Expenses	$10,601	$9,974	$627	6.3%

        Research and development expenses were $10.6 million for the year ended December 31, 2014, an increase of $0.6 million or 6.3% from the year ended December 31, 2013. This increase was primarily due to a $0.5 million increase in third party costs related to the preparation of our NDA submissions and a $0.5 million increase in depreciation and amortization costs primarily due to additional depreciation on new equipment and increased amortization of equipment financed under sale-leaseback agreements. These decreases were partially offset by a net $0.3 million decrease in clinical expense, primarily as a result of the completion of our classroom study of Cotempla XR-ODT, and a $0.1 million decrease in salary expense.

Selling, general and administrative expenses

        The following table summarizes our SG&A expenses for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(in thousands)
Sales and Marketing	$212	$153	$59	38.6%
General and Administrative	5,063	5,471	(408)	(7.5)%

Total Selling, General and Administrative Expenses	$5,275	$5,624	$(349)	(6.2)%

        The total SG&A expenses were $5.3 million for the year ended December 31, 2014, a decrease of $0.3 million or 6.2% from the year ended December 31, 2013. Salary and compensation expense increased $0.4 million in the year ended December 31, 2014 due to incentive compensation related to achievement of certain performance milestones. In addition, salary and compensation increased $0.5 million due to a restructuring of the executive team to bring on additional industry experience. In the year ended December 31, 2014, we also incurred an additional $0.1 million in marketing and professional consultants expenses related to the commercialization of our generic Tussionex. These increased costs were offset by a $1.0 million decrease in legal and professional services, due to the termination and settlement of litigation related to the Paragraph IV certification of Adzenys XR-ODT in July 2014, and a $0.3 million decrease related to a market research study for our product candidates conducted in the year ended December 31, 2013.

Interest expense

        The following table summarizes interest expense for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(in thousands)
Interest Expense	$(2,954)	$(2,115)	$839	39.7%

        The total interest expense was $3.0 million for the year ended December 31, 2014, an increase of $0.8 million or 39.7% from the year ended December 31, 2013. This increase was primarily due to a $0.4 million increase due to amortization of costs and fees resulting from the repayment of $10.0 million of senior debt in March 2014, a $0.1 million increase driven by interest associated with an increase in debt principal, a $0.1 million increase related to the additional closing cost and exit fee amortization resulting from the September 2014 debt modification and a $0.2 million increase related to incremental equipment note interest associated with capital leases entered into during the years ended December 31, 2014 and 2013.

Other income (expense), net

        The following table summarizes our other income (expense) for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(in thousands)
Other Income, net	$577	$603	$(26)	(4.3)%

        Other income was $0.6 million for the year ended December 31, 2014, was essentially unchanged from the year ended December 31, 2013. Additional amortization of the deferred gain recognized on the sales-leaseback arrangement, was offset by the remeasurement of the fair value of the possible earnout related to our purchase of the commercialization and profit rights to our generic Tussionex.

Loss from discontinued operations

        In March 2013, we discontinued the contract manufacturing of nutraceuticals in order to concentrate on the manufacture of our proprietary extended-release pharmaceutical products. In accordance with Topic ASC, 360-10, the results of operations for the contract manufacturing of nutraceuticals has been excluded from continuing operations and reported as discontinued operations for the year ended December 31, 2013. The components of discontinued operations which relate to contract manufacturing of nutraceuticals are as follows:

2013
(in thousands)
Revenue	$943
Direct costs	836
Impairment of intangible assets	544

Net loss from discontinued operations	$(437)

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        Since our reorganization in 2009 until our IPO, we have financed our operations primarily through private placements of common stock and redeemable convertible preferred stock and bank and other lender financing. On July 28, 2015, we closed our IPO whereby we sold 5,520,000 shares of our common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of our common stock resulting from the underwriters' exercise of their over-allotment option at the IPO price. We received aggregate net proceeds of $75.0 million from the offering, after deducting underwriting discounts and commissions of $5.8 million and offering expenses of approximately $2.0 million.

        As of December 31, 2015, we had $90.8 million in cash and cash equivalents. Between December 2014 and February 2015, we issued and sold 4,124,871 shares of Series C redeemable convertible preferred stock, or Series C preferred stock, for net proceeds of $20.6 million, of which $7.5 million is reflected in the December 31, 2014 cash balance and $13.1 million was received after December 31, 2014. Between June 30 and July 27, 2015, we issued 1,000,000 shares of our Series C redeemable convertible preferred stock to several investors upon the exercise of Series C warrants held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5.0 million. On March 13, 2015, we received an advance of $5.0 million under our senior debt facility as a result of achievement of a certain regulatory milestone. In addition, on June 10, 2015, we drew down the final $5 million tranche under our senior debt facility prior to meeting the milestones associated with that tranche. We had agreed to prepay the $5.0 million Tranche 4 principal balance together with all accrued and unpaid interest applicable to Tranche 4 on July 31, 2015 if we had not met certain regulatory or financing milestones, or the Tranche 4 Milestones, on or before July 31, 2015. We did meet the Tranche 4 Milestones stated in the LSA prior to July 31, 2015; therefore, we did not prepay the $5.0 million Tranche 4 principal balance on July 31, 2015. We believe that the $75.0 million net proceeds from our recently completed IPO and our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months.

        Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents are invested primarily in money market funds which are currently providing only a minimal return.

Cash flows

        The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended December 31,			Year Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2015	2014		2014	2013
	(in thousands)
Net Cash (used in) provided by:
Net Cash (used in) operating activities	$(25,867)	$(17,390)	$(8,478)	$(17,390)	$(14,955)	$(2,435)
Net Cash (used in) provided by investing activities	1,977	(2,125)	$4,102	(2,125)	(9,517)	$7,392
Net Cash provided by financing activities	101,310	20,911	$80,400	20,911	13,133	$7,778

Net increase (decrease) in cash and cash equivalents	$77,420	$1,396	$76,024	$1,396	$(11,339)	$12,735

Cash used in operating activities

        Net cash used in operating activities during these periods primarily reflected our net losses and changes in working capital, partially offset by non-cash charges including depreciation expense, amortization of intangible assets net of amortized gain on sale of equipment, changes in fair value of warrant and earnout liabilities and stock-based compensation expense.

        Net cash used in operating activities was $25.9 million and $17.4 million for the years ended December 31, 2015 and 2014, respectively. The $8.5 million increase in net cash used from operating activities was primarily due to the $9.9 million increase in our net losses, as discussed above, and a $1.3 million increase in the usage of cash from working capital changes, partially offset by a $2.7 million increase in noncash items. The increase in usage of cash from working capital changes resulted primarily from a $4.0 million increase in cash usage for accounts receivable associated with increased sales of our generic Tussionex and a $0.6 million increase in cash usage for other assets due to the timing of customer and vendor payments, partially offset by a net $2.2 million increase in accounts payable and accrued expenses due to the timing of vendor invoicing and payments and a $1.1 million decrease in cash used for inventories due to the initial inventory buildup in 2014 after the Tussionex ANDA acquisition. The decrease in noncash items was principally due to the changes in the fair value of the warrant and earnout liabilities in 2015, an increase in share-based compensation expense and an increase in the amortization of costs to acquire all of the rights to commercialize and derive future profits from Tussionex ANDA in August 2014.

        Net cash used in operating activities was $17.4 million and $15.0 million for the years ended December 31, 2014 and 2013, respectively. The $2.4 million increase in net cash used from operating activities was primarily due to the $1.8 million increase in our net losses, as discussed above, a $0.3 million decrease in noncash items principally due to the write off of assets related to our discontinued operations in 2013 and a $0.3 million increase in the usage of cash from working capital changes.

Cash used in investing activities

        Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

        Net cash provided by investing activities was $2.0 million for the year ended December 31, 2015 as compared to net cash used in investing activities of $2.1 million for the year ended December 31, 2014, which resulted from the net sale of $3.0 million and $4.5 million, respectively, of short term investments, offset by a $0.7 million increase in 2015 capital expenditures, primarily in association with the expansion of our controlled substances vault and a $6.3 million cash outflow in 2014 for the acquisition all of the rights to commercialize and derive future profits from Tussionex ANDA in August 2014.

        Net cash used in investing activities was $2.1 million and $9.5 million for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, we used $6.3 million in cash to acquire commercialization and profit rights to our generic Tussionex.

Cash provided by financing activities

        Net cash provided by financing activities of $101.3 million in the year ended December 31, 2015 primarily resulted from net cash proceeds of $77.0 million from our IPO reduced by $2.0 million of cash public offering costs; $13.0 million, net of issuance costs, received from the sale of 2,624,936 shares of our Series C preferred stock and the issuance of Series C warrants for 1,197,218 shares of Series C preferred stock; proceeds of $10.0 million from additional drawdowns under our notes to our senior lender; $5.0 million from the exercise of 1,000,000 of Series C warrants and $0.1 million from the exercise of stock options, partially offset by $1.6 million of principal payments under the sales leasebacks and $0.2 million of payments made to purchase treasury stock.

        Net cash provided by financing activities of $20.9 million in the year ended December 31, 2014 was related to proceeds of $17.4 million, net of issuance costs, received from the sale of 3,486,521 shares of our Series C preferred stock; proceeds of $15.0 million from the issuance of notes to our new lender, partially offset by full repayment of the $10.0 million in principal under the previous term loan and $0.6 million of deferred financing costs; and $0.8 million from the sale leaseback of equipment, partially offset by principal payments under the sales leasebacks.

        Net cash provided by financing activities of $13.1 million in the year ended December 31, 2013 was primarily related to proceeds of $8.5 million, net of issuance costs, from the sale and full funding of 1,739,448 shares of our Series C preferred stock and $5.5 million from the sale leaseback of equipment.

Credit facilities

        In March 2014, we entered into a loan and security agreement, or LSA, with Hercules Technology Growth Capital, Inc. which was subsequently amended in August 2014, September 2014, December 2014 and June 2015. As amended, the LSA provides a total commitment of $25.0 million, available in four draws. Borrowings under the LSA are collateralized by substantially all of our assets, except our intellectual property and assets under capital lease. The first draw of $10.0 million, or Tranche 1, was issued during March 2014 and was used in its entirety to repay outstanding principal under a previous credit facility. The second draw of $5.0 million, or Tranche 2, was issued in September 2014. The third draw, or Tranche 3, in the amount of $5.0 million was issued in March 2015. In June 2015, we further amended the LSA and the fourth draw of $5.0 million, or Tranche 4, was issued prior to achieving the Tranche 4 milestones, which we committed to repay if we did not meet the Tranche 4 milestones by July 31, 2015. We met the Tranche 4 Milestones stated in the LSA prior to July 31, 2015; therefore we did not prepay the $5.0 million Tranche 4 principal balance on July 31, 2015.

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

        The LSA, as amended, also contains certain financial and nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness, repurchase or redeem stock or other equity interest other than pursuant to employee stock repurchase plans or other similar agreements, make investments and engage in transactions with affiliates. Upon an event of default, the lender may declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2015, we were in compliance with the covenants under our LSA, as amended.

        In December 2011, we issued to Essex Capital Corporation, or Essex, a subordinated note, or Note, in the aggregate principal amount of $5.8 million. Interest accrues and adds to the principal balance until such time as we achieve positive EBITDA for three consecutive months. In June 2012, we amended and restated the Note, resulting in an extension of the maturity date from June 2014 to March 2017 and the conversion of $1.0 million of outstanding principal amount into 200,000 shares of our Series B redeemable convertible preferred stock. The conversion was executed in December 2012 and the Note was amended to reflect the new aggregate principal amount of $5.3 million. In December 2013, the Note was amended and restated to reflect the addition of accrued interest due at maturity with a new aggregate principal amount of $5.9 million. In July 2014, the interest rate on the Note was reduced to 6% for the period from July 2014 through June 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment which we made to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party. This agreement resolved certain issues and disputes whereby Essex paid $256,000 to the third party, we paid Essex $128,000 and Essex agreed to reduce the interest rate on the Note from 10% to 6% for the July 2014 through June 2015. The third party released both Essex and us from any and all claims. As of December 31, 2015, the aggregate principal amount of the Note was $5.9 million and $1,059,000 in interest had been accrued through December 31, 2015.

        During the years ended December 31, 2014 and 2013, we entered into five 42-month agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $795,000 and $5.5 million, respectively, and a bargain purchase option at the end of the respective lease, all of which are classified as capital leases. The approximate imputed interest rate on these leases is 14.5%. See "Contractual commitments and obligations" below for future payments under these leases.

Capital resources and funding requirements

        We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all, or that we will be able to successfully commercialize Adzenys XR-ODT or our product candidates. In addition, we may not be profitable even if we succeed in commercializing Adzenys XR-ODT or any of our product candidates. We expect to continue to incur operating losses in the future over the next several years as we seek regulatory approval for our product candidates and build commercial infrastructure to support sales and marketing of Adzenys XR-ODT or our product candidates. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

  •
  the costs and timing involved in obtaining regulatory approvals for our product candidates;

  •
  the timing and number of product candidates for which we obtain regulatory approval;

  •
  the costs of developing our anticipated sales, marketing and distribution capabilities;

  •
  the market acceptance of our products and product candidates, if approved, and related success in commercializing and generating sales from our products and product candidates, if approved by the regulatory authorities;

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

        We may not generate a sufficient amount of product revenues from sales of Adzenys XR-ODT to finance our cash requirements. Until we obtain regulatory approval to market our product candidates, if ever, we cannot generate revenues from sales of those products. Even if we are able to sell our products, including Adzenys XR-ODT, we may not generate a sufficient amount of product revenues to finance our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and equity financings and/or entrance into product and technology collaboration agreements or licenses and asset sales. There can be no assurance that additional capital will be available when needed on acceptable terms, or at all. The issuance of equity securities may result in dilution to stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to those of our common stock and the terms of the debt securities could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to scale back our commercial operations or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

        Our management's discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities at the date of the financial statements, as well as reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

        While our significant accounting policies are described in more detail in Note 3 to the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

        Revenue is generated from product sales, recorded on a net sales basis in consideration of product returns, Medicaid rebates, wholesaler chargebacks, and historically, manufacturing, profit sharing and development revenue from a development and manufacturing agreement, each of which is described in more detail below. Product revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price to the buyer is fixed and determinable; and collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if the price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid for the product, or the buyer is obligated to pay for the product and the obligation is not contingent on resale of the product, the buyer's obligation to pay would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by us, we do not have significant obligations for future performance to directly bring about resale of the product by the buyer and the amount of future returns can be reasonably estimated.

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

Net product sales

        Net product sales for our generic Tussionex represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include wholesaler fees and estimated allowances for product returns, government rebates, chargebacks and prompt-payment discounts to be incurred on the selling price of the respective product sales. Wholesaler distribution fees are incurred on the management of these products by wholesalers and are recorded within net product sales based on definitive contractual agreements. We estimate gross to net sales adjustments for allowances for product returns, government rebates and chargebacks based upon analysis of third-party information, including information obtained from our third party logistics provider, or 3PL, with respect to its inventory levels and sell-through to the wholesalers' customers, data available from third parties regarding prescriptions written for our products, as well as actual experience as reported by our customers and former commercialization partners. For sales of our new product candidates where no history of product returns will exist at the time of sale to facilitate the estimation of product returns, we anticipate that we will initially recognize sales based on product sell-through to end customers using data available from third parties; therefore, some revenue may be deferred until sufficient product return history is generated. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Allowances and accruals are recorded in the same period that the related revenue is recognized.

        The following table presents our gross to net sales deductions for our generic Tussionex product since we acquired the rights to the Tussionex ANDA on August 28, 2014 and began to derive revenue directly from sales made by us:

	Chargebacks	Cash Discounts	Wholesaler Fees	Returns	Government Rebates	Total Gross to Net Sales Deductions
	(in thousands)
Balance at December 31, 2013	$—	$—	$—	$—	$—	$—
Provision, net	202	18	122	212	9	563
Payments / credits	(12)	(4)	(5)	—	—	(21)

Balance at December 31, 2014	190	14	117	212	9	542

Provision, net	5,359	194	914	242	103	6,812
Payments / credits	(4,609)	(109)	(670)	(25)	(2)	(5,415)

Balance at December 31, 2015	$940	$99	$361	$429	$110	$1,939

        Total items deducted from gross product sales were $6,812 and $563, or 64.2% and 54.1% as a percentage of gross product sales, for the years ended December 31, 2015 and 2014, respectively.

Product returns

        Our wholesalers' contractual return rights are limited to defective product, product that was shipped in error, product ordered by customer in error, product returned due to overstock, product returned due to dating or product returned due to recall or other changes in regulatory guidelines. The return policy for expired product allows the wholesaler to return such product starting 6 months prior to expiry date to 12 months post expiry date. Product returns of our generic Tussionex are estimated based upon data available from sales of our product by our previous commercialization partner and from actual experience as reported by retailers. Historical trend of returns will be continually monitored and may result in future adjustments to such estimates. On August 26, 2014, the DEA reclassified Tussionex from a Schedule III controlled substance to a Schedule II controlled substance, which had the effect of requiring unsold product at the wholesalers and our 3PL to either be relabeled or returned. This new ruling was effective October 6, 2014. As such, we established reserves for the estimated returns of such product outstanding at our wholesalers as of October 6, 2014. We had no inventory labeled as Schedule III at our 3PL as of the effective date.

Medicaid rebates

        Our generic Tussionex is, and we anticipate Adzenys XR-ODT will be, subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Estimated rebates payable under governmental programs, including Medicaid, are recorded as a reduction of revenue at the time revenues are recorded. For generic Tussionex sales, calculations related to these rebate accruals are estimated based on sales of our product by our previous commercialization partner. Historical trend of Medicaid rebates will be continually monitored and may result in future adjustments to such estimates.

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

Share-based compensation expense

        Share-based compensation awards, including grants of stock options to our employees and directors and restricted stock and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of our share-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the previous lack of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, prior to the IPO, we have historically utilized third party valuation analyses to determine the fair value. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

        We reported share-based compensation expense for stock options granted to employees in our consolidated statements of operations as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
General and Administrative
Options	$1,087	$120	$54
Restricted Stock	94	90	47

	$1,181	$210	$101

        We calculated the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. As a recently private company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for stock option awards was based on the historical volatility of a representative peer group of comparable companies' selected using publicly available industry and market capitalization data. The risk-free rate was based on the U.S. Treasury yield curve in effect commensurate with the expected life assumption. The average expected life of stock options was determined according to the "simplified method" as described in Staff Accounting Bulletin 110, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from five-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. We estimate the fair value of all stock option awards on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair value of our common stock at the time of each option grant primarily based upon valuations performed by a third party valuation firm. The weighted-average key assumptions used in determining the fair value of options granted during the periods indicated are as follows:

	Year Ended December 31,
	2015	2014	2013
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	60%	60%	60%
Weighted-average risk-free interest rate	1.60%	1.77%	1.23%
Expected life of option in years	5	5	5
Weighted-average option fair value at grant	$9.723	$2.884	$1.305

        For additional information regarding the assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2015, 2014 and 2013, please see Note 14 to the notes to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

  •
  important developments relating to the results of our one product and two product candidates; and

  •
  the likelihood of achieving a liquidity event for our outstanding shares of stock.

        The valuations we obtained were prepared in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid, which prescribes several valuation approaches for setting the value of an enterprise, such as the cost, market and income approaches, and various methodologies for allocating the value of an enterprise to its common stock. In accordance with the Practice Aid, we considered the various methods for allocating the enterprise value across our classes and series of capital stock to determine the fair value of our common stock at each valuation date. Prior to August 2014, we generally used the income approach, utilizing the discounted cash flow method to determine our value and allocating to classes of equity using an option pricing model. Since August 2014, we utilized the Probability-Weighted Expected Return Method, or PWERM, to determine the value attributable to common stock based on a private company scenario and an initial public offering scenario. The PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. For each scenario, we utilized the discounted cash flow method to determine our value, allocated to classes of equity using an option pricing model and applied the PWERM approach, weighted based on management's expectations, yielding an estimated marketable, minority fair value of our common stock. A discount for lack of marketability, or DLOM, based on an option based approach (put option) was then applied, yielding a fair value of our common stock on a non-marketable basis. The material assumptions involved to estimate the fair value of our common stock are the estimated timing of commercial launch dates for our product candidates, the probability weighting of the private company scenario and the initial public offering scenario, the timeline to liquidity under each scenario and the DLOM under each scenario.

        For options granted since the IPO, our board of directors determined the fair market value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

Intangible assets

        Intangible assets subject to amortization, which principally include our proprietary modified-release drug delivery technology and the costs to acquire the rights to Tussionex ANDA, are recorded at cost and are amortized over the estimated lives of the assets ranging from 10 to 20 years.

Warrant liability

        We account for our warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on our balance sheet at their fair value on the date of issuance and, prior to completion of our IPO, were revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net, in the statements of operations (see Note 12 and Note 13 to the notes to our financial statements included elsewhere in this Annual Report on Form 10-K). Our Series C warrants and Hercules Warrants were classified as liabilities, and we estimated the fair value of these liabilities using option pricing models and assumptions that were based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, contractual term, dividend yield, and risk-free interest rate (see Notes 5, 12 and 13 in the notes to our financial statements above). In connection with the completion of our IPO, all the outstanding Series C warrants and Hercules Warrants automatically converted into warrants to purchase shares of common stock. Upon closing the IPO, the Series C warrants were exchanged in a cashless exercise for 947,185 shares of Series C preferred stock which converted into 78,926 shares of our common stock. The Hercules Warrants to purchase 170,000 pre-split shares of Series C preferred stock were converted into warrants to purchase

70,833 shares of our common stock and the warrant liability was reclassified to Additional Paid in Capital within Stockholders' Equity (Deficit) because the converted warrants met the definition of an equity instrument under derivative accounting guidance.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

        The following tables reflect summaries of our estimates of future material contractual obligations as of December 31, 2015. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr	1 - 3 Yrs.	3 - 5 Yrs	Thereafter
	(In thousands)
Loan and Security Agreement	$29,574	$8,333	$21,241	$—	$—
Related Party Note Payable	8,134	—	8,134	—	—
Capital Leases for Equipment	2,597	2,124	473	—	—
Earnout Liability	214	—	—	—	214
Operating Lease for Facility	9,000	907	1,911	1,960	4,222
Pennsylvania Office Space Lease	752	96	296	308	52

	$50,271	$11,460	$32,055	$2,268	$4,488

        We have drawn down $25.0 million of the LSA, as amended, as of December 31, 2015. The payments above are inclusive of related interest amounts as of December 31, 2015.

        In addition to the commitments shown above, in response to a lawsuit brought against us by Shire LLC, or Shire, for infringement of certain of Shire's patents, we entered into a settlement agreement and an associated license agreement with Shire for a non-exclusive license to certain patents for certain activities with respect to our NDA No. 204326 for an extended-release orally disintegrating amphetamine Polistrex tablet related to Adzenys XR-ODT in July 2014. Under the terms of the license agreement, we are required to pay a lump sum, non-refundable license fee of an amount less than $1.0 million due no later than thirty days after we received regulatory approval by the FDA of our NDA. On January 27, 2016, we received approval from the FDA for Adzenys XR-ODT product and paid the lump sum, non-refundable license fee on February 26, 2016. We will also pay a single digit royalty on net sales of the subject product during the life of the patents. Due to the uncertainty of the amount of these royalties and when such payments will be made, they are not presented in the table above. The license fee will be capitalized and amortized over the life of the patents. The royalties will be recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (topic 360); Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides additional requirements to classify a disposal of a component of an entity or a group of components of an entity in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The guidance is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2014, with an option for early adoption. We adopted this guidance in the first quarter of 2015, and the adoption of this standard did not have a material impact on our financial statements.

        In May 2014, the FASB issued ASU, No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for us on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on its ongoing financial reporting.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect the adoption of this standard will have a material impact on our financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This ASU is for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We have performed the review required by this ASU and believe we presently have sufficient liquidity to continue to operate for the next 12 months.

        On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We elected to early adopt this standard which did not have a material impact on our financial position or results of operations.

        In July 2015, FASB issued ASU No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. We are evaluating this ASU and have not determined the effect of this standard on our ongoing financial reporting.

        In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

        From time to time, additional new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

ITEM 7A.    Qualitative and Quantitative Disclosures About Market Risk

Market risk

        We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of December 31, 2015, we had cash and cash equivalents of $90.8 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents portfolio, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Interest risk

        The interest rates on our notes payable are fixed. Therefore, we are not exposed to market risk from changes in interest rates as it relates to these interest-bearing obligations.

JOBS ACT

        In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted in the United States. Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

ITEM 8.    Financial Statements and Supplementary Data

        The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

  Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

  Inherent Limitations of Internal Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

  Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Except as set forth below, information required by this item will be included under the captions Elections of Directors, Information Regarding the Board of Directors and Corporate Governance, Executive Compensation and Other Information, and Section 16(a) Beneficial Ownership Reporting Compliance contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2015 (the "Proxy Statement") pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

        We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website, which is located at www.neostx.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website, or in a current report on Form 8-K as may be required by law or applicable NASDAQ rules.

ITEM 11.    Executive Compensation

        We maintain an employee compensation program and benefit plans in which our executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits to this report. The information required by this item will be included in our Proxy Statement under the caption Executive Compensation and Other and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Executive Compensation contained in our Proxy Statement and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Party Transactions, and Director Independence

        Information required by this item will be included under the captions Certain Relationships and Related Transactions and Information Regarding the Board of Directors contained in our Proxy Statement and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services

        Information required by this item will be included under the captions Selection of Independent Registered Public Accounting Firm contained in our Proxy Statement and is incorporated herein by reference.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:

(1)
Financial Statements.    The following financial statements of Neos Therapeutics, Inc., together with the report thereon of RSM US LLP, required to be filed pursuant to Part II, Item 8 of this Annual Report on Form 10-K, are included on pages F-2 through F-41, as follows:

  (2)
  Financial Statement Schedules.
  Schedule II—Valuation and Qualifying Accounts

  (3)
  The exhibits required by Items 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

Neos Therapeutics, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Neos Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of Neos Therapeutics, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule of Neos Therapeutics, Inc. and Subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neos Therapeutics, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ RSM US LLP

New York, New York
March 17, 2016

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$90,763	$13,343
Short term investments	—	3,000
Accounts receivable, net of allowances of $1,039 and $204, respectively	3,903	367
Inventories	2,520	2,031
Other current assets	1,058	264

Total current assets	98,244	19,005
Property and Equipment, net	5,124	5,831
Intangible Assets, net	16,672	18,167
Other Assets	2,470	2,227

Total assets	$122,510	$45,230

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,824	$1,257
Accrued expenses	3,141	2,715
Current portion of long-term debt	7,973	1,653

Total current liabilities	15,938	5,625

Long-Term Liabilities:
Long-term debt, net of current portion	26,271	23,121
Earnout liability	214	756
Deferred gain on leaseback	547	1,383
Deferred rent	1,166	1,189
Warrant liabilities	—	1,789

Total long-term liabilities	28,198	28,238

Redeemable Preferred Stock, $0.001 par value
Series A—no shares authorized, issued or outstanding at December 31, 2015; 1,170,000 authorized, issued and outstanding; liquidation preference of $5,850 at December 31, 2014	—	1,068
Series B—no shares authorized, issued or outstanding at December 31, 2015; 4,000,000 authorized; 3,113,099 issued and outstanding; liquidation preference of $15,565 at December 31, 2014	—	14,559
Series B-1—no shares authorized, issued or outstanding at December 31, 2015; 8,830,000 authorized; 5,461,802 issued and outstanding; liquidiation preference of $61,647 at December 31, 2014	—	32,391
Series C—no shares authorized, issued or outstanding at December 31, 2015; 13,500,000 authorized; 8,753,547 issued and outstanding; and liquidation preference of $43,768 at December 31, 2014	—	42,131

	—	90,149

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2015, no shares authorized, issued or outstanding at December 31, 2014	—	—
Common stock, $0.001 par value, 100,000,000 and 35,000,000, authorized at December 31, 2015 and December 31, 2014, respectively; 16,025,155 and 16,015,958 issued and outstanding, respectively, at December 31, 2015; 938,859 and 882,954 issued and outstanding at December 31, 2014, respectively	16	1
Treasury stock, at cost, 9,197 and 55,905 shares at December 31, 2015 and 2014, respectively	(171)	—
Additional paid-in capital	195,314	4,831
Accumulated deficit	(116,785)	(83,614)

Total stockholders' equity (deficit)	78,374	(78,782)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$122,510	$45,230

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2015	2014	2013
Revenues:
Product	$3,792	$316	$—
Manufacturing	—	113	137
Profit Sharing	—	169	226
Development	—	160	681

	3,792	758	1,044
Cost of Goods Sold	5,547	3,354	2,534

Gross loss	(1,755)	(2,596)	(1,490)
Research and Development	11,887	10,601	9,974
Selling and marketing expenses	5,462	212	153
General and administrative expenses	7,474	5,063	5,471

Loss from operations	(26,578)	(18,472)	(17,088)
Interest Expense	(3,721)	(2,954)	(2,115)
Other Income, net	831	826	603
Change in fair value of earnout and warrant liabilities	(1,313)	(249)	—

Net loss from continuing operations	(30,781)	(20,849)	(18,600)
Loss from discontinued operations, including $544 of impairment charges in 2013	—	—	(437)

Net loss	$(30,781)	$(20,849)	$(19,037)

Net loss from continuing operations	$(30,781)	$(20,849)	$(18,600)

Preferred Stock Accretion to Redemption Value	(1,169)	(1,118)	(1,227)
Preferred Stock Dividends	(1,221)	(2,185)	(2,185)

Net loss from continuing operations attributable to common stock	$(33,171)	$(24,152)	$(22,012)

Loss from discontinued operations, including $544 of impairment charges in 2013	—	—	(437)

Net loss	(30,781)	(20,849)	(19,037)
Preferred Stock Accretion to Redemption Value	(1,169)	(1,118)	(1,227)
Preferred Stock Dividends	(1,221)	(2,185)	(2,185)

Net loss attributable to common stock	$(33,171)	$(24,152)	$(22,449)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	7,581,881	876,318	788,964

Net loss per share of common stock, basic and diluted:
Net loss per share from continuing operations attributable to common stock	$(4.38)	$(27.56)	$(27.90)

Loss per share from discontinued operations	$—	$—	$(0.55)

Net loss per share attributable to common stock	$(4.38)	$(27.56)	$(28.45)

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Treasury Stock				Total Stockholders' Equity (Deficit)
							Additional Paid-in Capital	Accumulated Deficit
(In thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	—	$—	770,412	$1	—	$—	$4,514	$(37,012)	$(32,497)
Restricted stock grants	—	—	149,244	—	—	—	—	—	—
Proceeds from exercise of options and warrants	—	—	5,795	—	—	—	2	—	2
Share-based compensation expense	—	—	—	—	—	—	101	—	101
Series B Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(394)	(394)
Series B-1 Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(756)	(756)
Series B-1 accrued dividend	—	—	—	—	—	—	—	(2,185)	(2,185)
Series C Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(78)	(78)
Treasury shares purchased	—	—	—	—	(55,905)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(19,037)	(19,037)

Balance, December 31, 2013	—	$—	925,451	$1	(55,905)	$—	$4,617	$(59,462)	$(54,844)

Proceeds from exercise of options and warrants	—	—	13,408	—	—	—	4	—	4
Share-based compensation expense	—	—	—	—	—	—	210	—	210
Series B Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(352)	(352)
Series B-1 Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(679)	(679)
Series B-1 accrued dividend	—	—	—	—	—	—	—	(2,185)	(2,185)
Series C Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(87)	(87)
Net loss	—	—	—	—	—	—	—	(20,849)	(20,849)

Balance, December 31, 2014	—	$—	938,859	$1	(55,905)	$—	$4,831	$(83,614)	$(78,782)

Proceeds from exercise of options and warrants	—	—	325,292	—	—	—	75	—	75
Share-based compensation expense	—	—	—	—	—	—	1,181	—	1,181
Cancellation of treasury stock	—	—	(55,905)	—	55,905	—	—	—	—
Purchase of treasury stock	—	—	—	—	(9,197)	(171)	—	—	(171)
Series B Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(192)	(192)
Series B-1 Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(370)	(370)
Series B-1 accrued dividend	—	—	—	—	—	—	—	(1,221)	(1,221)
Series C Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(607)	(607)
Conversion of Redeemable Preferred Stock	—	—	9,217,983	9	—	—	110,767	—	110,776
Cashless exercise of Series C warrants issued with Series C financing	—	—	78,926	—	—	—	2,842	—	2,842
Reclassification of Series C warrants issued with senior debt	—	—	—	—	—	—	611	—	611
Net proceeds from issuance of common stock in IPO	—	—	5,520,000	6	—	—	75,007	—	75,013
Net loss	—	—	—	—	—	—	—	(30,781)	(30,781)

Balance, December 31, 2015	—	$—	16,025,155	$16	(9,197)	$(171)	$195,314	$(116,785)	$78,374

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net loss	$(30,781)	$(20,849)	$(19,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,724	1,645	1,330
Amortization of intangible assets	1,495	1,037	842
Changes in fair value of warrant and earnout liabilities	1,313	249	—
Amortization of patents	23	31	—
Amortization and write-off of senior debt fees	576	627	141
Gain on sale of equipment	(831)	(824)	(601)
Provision for bad debts	—	(264)	227
Loss on impairment of intangible assets	—	—	544
Share-based compensation expense	1,181	210	101
Interest accrued on note payable	548	511	592
Change in deferred rent	(23)	41	385
Changes in operating assets and liabilities:
Accounts receivable	(3,536)	417	971
Inventories	(489)	(1,612)	637
Other current assets	(794)	(167)	(97)
Other assets	(266)	(231)	(343)
Accounts payable	3,567	284	(349)
Accrued expenses	426	1,505	(298)

Net cash used in operating activities	(25,867)	(17,390)	(14,955)

Cash Flows From Investing Activities:
Net proceeds from sale of short-term investments	3,000	4,497	(7,498)
Capital expenditures	(1,023)	(339)	(2,019)
Intangible asset acquisition	—	(6,283)	—

Net cash provided by (used in) investing activities	1,977	(2,125)	(9,517)

Cash Flows From Financing Activities:
Proceeds from senior debt note	10,000	15,000	—
Proceeds from sale of equipment	—	795	5,500
Net proceeds from issuance of stock	18,122	17,350	8,523
Net proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	75,013	—	—
Payments made on borrowings	(1,654)	(11,671)	(890)
Payments made to purchase treasury stock	(171)	—	—
Deferred financing costs	—	(563)	—

Net cash provided by financing activities	101,310	20,911	13,133

Increase (decrease) in cash and cash equivalents	77,420	1,396	(11,339)
Cash and Cash Equivalents:
Beginning	13,343	11,947	23,286

Ending	$90,763	$13,343	$11,947

Noncash Investing and Financing Activities:
Earnout liability incurred in connection with intangible asset acquisition	$—	$589	$—

Issuance of stock warrants	$2,131	$1,707	$—

Exercise of Series C warrants for Series C Preferred Stock	$2,322	$—	$—

Cashless exercise of Series C warrants from Series C financing in IPO closing	$2,842	$—	$—

Conversion of Redeemable Preferred Stocks into Common Stock	$110,776	$—	$—

Reclassification of Series C warrants issued with senior debt upon IPO closing	$611	$—	$—

Preferred Stock Accretion	$1,169	$1,118	$1,227

Preferred Stock Dividend	$1,221	$2,185	$2,185

Supplemental Cash Flow Information:
Interest paid	$2,524	$1,793	$1,324

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of presentation

        The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, and with the rules and regulations of the Securities and Exchange Commission, or SEC.

Note 2. Organization and nature of operations

        Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the "Company") is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet and liquid suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including one approved product and two proprietary product candidates in late stage development for the treatment of attention deficit hyperactivity disorder ("ADHD"). Adzenys XR-ODT was approved by the US Food and Drug Administration, or FDA, on January 27, 2016. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) ("generic Tussionex") extended-release liquid suspension for the treatment of cough and upper respiratory symptoms of a cold. These products are developed and manufactured using the Company's proprietary and patented modified-release drug delivery technology. The Company's predecessor company was incorporated in Texas on November 30, 1994 as PharmaFab, Inc. and subsequently changed its name to Neostx, Inc. On June 15, 2009, the Company completed a reorganization pursuant to which substantially all of the capital stock of Neostx, Inc. was acquired by a newly formed Delaware corporation, named Neos Therapeutics, Inc. The remaining capital stock of Neostx, Inc. was acquired by the Company on June 29, 2015. Historically, the Company was primarily engaged in the development and contract manufacturing of unapproved or Drug Efficacy Study Indication ("DESI"), pharmaceuticals and, to a lesser extent, nutraceuticals for third parties. The unapproved or DESI pharmaceuticals contract business was discontinued in 2007 and the manufacturing of nutraceuticals for third parties was discontinued in March 2013.

        On August 28, 2014, the Company completed an acquisition of all of the rights to the Tussionex Abbreviated New Drug Application ("Tussionex ANDA"), which included the rights to produce, develop, market and sell, as well as all the profits from such selling activities, the Company's generic Tussionex, which the Company previously owned the rights to manufacture, but which was marketed and sold by the generic drug division of Cornerstone Biopharma, Inc. ("Cornerstone"). These rights were acquired from the collaboration of the Company, Cornerstone and Coating Place, Inc. ("CPI"), a supplier of the resins for the product (see Note 9). Prior to the acquisition, the Company, Cornerstone and CPI shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement with those companies.

        On July 28, 2015, the Company closed its initial public offering ("IPO") whereby the Company sold 5,520,000 shares of common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of common stock resulting from the underwriters' exercise of their over-allotment option at the IPO price on July 23, 2015. Proceeds from the Company's IPO, net of underwriting discounts and commissions and other offering costs, were $75.0 million.

        In connection with the IPO, the Company's Board of Directors approved a 1-for-2.4 reverse stock split of the Company's common stock which also resulted in a proportional adjustment to the conversion ratios of the preferred stock and the preferred stock warrants. All references to common

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Organization and nature of operations (Continued)

stock and per share amounts in these condensed financial statements and accompanying footnotes have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

        Between June 30, 2015 and July 27, 2015, the Company issued a total of 1,000,000 shares of its Series C redeemable convertible preferred stock ("Series C") to several existing investors upon the exercise of warrants to purchase Series C preferred stock ("Series C warrants") held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5.0 million. On the IPO closing date, all outstanding shares of redeemable preferred stock converted into 9,217,983 shares of common stock and all remaining outstanding Series C warrants issued in conjunction with purchases of Series C were net exercised at the IPO price for 78,926 shares of common stock. Upon the closing of the Company's IPO, all of the shares of the Company's redeemable convertible preferred stock ("Preferred Shares") were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those Preferred Shares were cancelled including the right to receive undeclared accumulated dividends. These transactions produced a significant increase in the number of shares outstanding which will impact the year-over-year comparability of the Company's loss per share calculations. Additionally, in connection with the closing of the IPO, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock to 100,000,000 and to authorize 5,000,000 shares of undesignated preferred stock.

Note 3. Summary of significant accounting policies

        Principles of consolidation:    At December 31, 2015, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. At December 31, 2014, Neos Therapeutics, Inc. owned, directly or indirectly, 100% of two of its subsidiaries and 99.9% of the third subsidiary, Neostx, Inc. ("NTX"). The remaining 0.1% ownership of NTX was held by a third party and all such remaining capital stock was acquired by the Company on June 29, 2015, and NTX was merged with and into the Company. The amounts attributable to the noncontrolling interest were not material to the consolidated financial statements. On September 16, 2015, the Company established two new wholly-owned subsidiaries, Neos Therapeutics Brands, LLC and Neos Therapeutics Commercial, LLC. All significant intercompany transactions have been eliminated.

        Cash equivalents:    The Company invests its available cash balances in bank deposits and money market funds. The Company considers highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company's primary objectives for investment of available cash are the preservation of capital and the maintenance of liquidity.

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

        Allowance for doubtful accounts:    The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management determines the adequacy of the allowance based on reviews of individual accounts, historical losses, existing

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Summary of significant accounting policies (Continued)

economic conditions and estimates based on management's judgments in specific matters. Accounts are written off as they are deemed uncollectible based on periodic review of the accounts. There is no allowance for doubtful accounts at December 31, 2015 or December 31, 2014, as management believes that all receivables are fully collectible.

        Fair value of financial instruments:    The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, accrued expenses, and debt, approximates fair value due to the short-term nature of the instruments and/or the current interest rates payable in relation to current market conditions. The fair value of the Company's warrants and earnout liabilities is disclosed in Note 5.

        Inventories:    Inventories, comprised of raw materials, labor, and manufacturing overhead, as well as finished goods inventory, are stated at the lower of cost (actual, which approximates first-in, first-out) or market, net of an allowance for obsolete inventory.

        Property and equipment:    Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or the estimated useful lives of the assets.

        Intangible assets:    Intangible assets subject to amortization, which principally include proprietary modified-release drug delivery technology and the costs to acquire the rights to Tussionex ANDA, are recorded at cost and amortized over the estimated lives of the assets ranging from 10 to 20 years.

        Impairment of long-lived assets:    Long-lived assets such as property and equipment and intangibles subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Such assets are also evaluated for impairment in light of the Company's continuing losses. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment charges were recorded for the years ended December 31, 2015 or December 31, 2014. Impairment charges of intangible assets related to the discontinued nutraceutical manufacturing operations of $544,000 were recognized in the year ended December 31, 2013.

        Patent costs:    The Company estimates that the patents it has filed have a future beneficial value. Therefore, costs associated with filing for its patents are capitalized. Once the patent is approved and commercial revenue realized, the costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, the costs will be expensed.

        Revenue recognition:    Revenue is generated from product sales, recorded on a net sales basis, and historically, manufacturing, development and profit sharing from a development and manufacturing agreement. Product revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Summary of significant accounting policies (Continued)

paid for the product, or the buyer is obligated to pay for the product and the obligation is not contingent on resale of the product, (3) the buyer's obligation to pay would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

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

        The Company's manufacturing, profit sharing and development revenue ended in 2014 as the Company has terminated the Company's development and manufacturing agreement. As a result of the Company's acquisition of the rights to commercialize and derive future profits from the Tussionex ANDA, the Company will utilize its manufacturing capability to derive revenue directly from sales made by the Company, rather than through the Company's commercial partner.

Net product sales

        Net product sales for the Company's generic Tussionex product represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include wholesaler fees and estimated allowances for product returns, government rebates, chargebacks and prompt-payment discounts to be incurred on the selling price of the respective product sales. Wholesale distribution fees are incurred on the management of these products by wholesalers and are recorded within net product sales based on definitive contractual agreements. The Company estimates gross to net sales adjustments for allowances for product returns, government rebates and chargebacks based upon analysis of third-party information, including information obtained from the Company's third party logistics provider, or 3PL, with respect to their inventory levels and sell-through to the wholesalers' customers, data available from third parties regarding prescriptions written for the Company's products, as well as actual experience as reported by the Company's customers and previous commercialization partners. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Allowances and accruals are recorded in the same period that the related revenue is recognized.

Product returns

        Wholesalers' contractual return rights are limited to defective product, product that was shipped in error, product ordered by customer in error, product returned due to overstock, product returned due to dating or product returned due to recall or other changes in regulatory guidelines. The return policy for expired product allows the wholesaler to return such product starting six months prior to expiry date to twelve months post expiry date. Generic Tussionex product returns are estimated based upon data available from sales of the Company's product by its previous commercialization partner and from actual experience as reported by retailers. Historical trend of returns will be continually monitored and may result in future adjustments to such estimates. On August 26, 2014, the U.S. Drug Enforcement

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Summary of significant accounting policies (Continued)

Agency reclassified the Company's generic Tussionex from a Schedule III controlled substance to a Schedule II controlled substance which had the effect of requiring unsold product at the wholesalers and the 3PL to either be relabeled or returned. This new ruling was effective October 6, 2014. As such, the Company established reserves for the estimated returns of such product outstanding at the wholesalers as of October 6, 2014. The Company had no inventory labeled as Schedule III at the 3PL as of the effective date.

Medicaid rebates

        The Company's products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Estimated rebates payable under governmental programs, including Medicaid, are recorded as a reduction of revenue at the time revenues are recorded. For generic Tussionex, calculations related to these rebate accruals are estimated based on sales of the Company's product by its previous commercialization partner. Historical trend of Medicaid rebates will be continually monitored and may result in future adjustments to such estimates.

Wholesaler Chargebacks

        The Company's products are subject to certain programs with wholesalers whereby pricing on products is discounted below wholesaler list price to participating entities. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to the Company. Chargebacks are accounted for by establishing an accrual in an amount equal to the Company's estimate of chargeback claims at the time of product sale based on information provided by the distributor. Due to estimates and assumptions inherent in determining the amount of chargebacks, the actual amount of claims for chargebacks may be different from estimates, which may result in adjustments to such reserves.

Manufacturing

        Manufacturing revenue is derived from product manufactured by the Company and sold by the Company's commercial partner under a development and manufacturing agreement. Manufacturing revenue is derived from a contractual supply price paid to the Company by the Company's commercial partners.

Profit sharing

        Profit sharing revenue is recorded as the product is sold by the Company's commercial partner. The profit share is the Company's share of the net profits after taking into account net revenue, which is gross product sales by the Company's commercial partner, net of discounts, returns and allowances incurred by the Company's commercial partner, less collaboration expenses.

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

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Summary of significant accounting policies (Continued)

arrangements for production and research and development are recorded as offsets to the costs incurred and not recognized as revenue.

        Distribution expenses:    Costs invoiced to the Company by its third party logistics firm are classified as cost of goods sold in the consolidated statements of operations.

        Shipping and handling costs:    Amounts billed to customers for shipping and handling fees for the delivery of goods are classified as cost of goods sold in the consolidated statements of operations.

        Research and development costs:    Research and development costs are charged to operations when incurred, include salaries and benefits, facilities costs, overhead costs, clinical trial costs, contract services, fees paid to regulatory authorities for review and approval of the Company's product candidates and other related costs, and are included in research and development in the consolidated statements of operations.

        Income taxes:    Income taxes are accounted for using the liability method, under which deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

        Management evaluates the Company's tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of December 31, 2015 and December 31, 2014, the Company had no uncertain tax positions that qualify for recognition in the consolidated financial statements. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.

        Warrants:    The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on the Company's balance sheet at their fair value on the date of issuance and prior to completion of the Company's IPO were revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense) in the statements of operations. The Company estimates the fair value of its derivative liabilities using third party valuation analysis that utilizes option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. Prior to the closing of the IPO, the Company's Series C warrants were determined to be derivative liabilities and they were revalued at each subsequent balance sheet date. Upon closing the IPO, the warrants issued in conjunction with the Series C financing were exchanged in a cashless exercise for 947,185 shares of Series C which converted into 78,926 shares of the Company's common stock. The remaining Series C warrants issued with the senior debt to purchase 170,000 pre-split shares of Series C ("Hercules Warrants") were converted into warrants to purchase 70,833 shares of the Company's common stock and the warrant liability was reclassified to Additional Paid in Capital within Stockholders' Equity (Deficit).

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Summary of significant accounting policies (Continued)

        Share-based compensation:    Share-based compensation awards, including grants of stock options to employees and directors and restricted stock and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of the Company's stock-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of and subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the previous lack of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, prior to the IPO, the Company utilized third party valuation analyses to determine the fair value. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

        Use of estimates:    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

        Concentration of credit risk:    Accounts receivable subjects the Company to concentrations of credit risk. Four customers accounted for all the revenue in the year ended December 31, 2015 and two customers accounted for substantially all revenue in each of the years ended December 31, 2014 and 2013. Accounts receivable at December 31, 2015 and 2014 were due from three customers and one customer, respectively.

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

        Liquidity:    During 2015, 2014 and 2013, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the launch of its approved product, Adzenys XR-ODT, or one or more of its ADHD product candidates. With the completion of the Company's IPO in July 2015, management believes the Company presently has sufficient liquidity to continue to operate for at least the next 12 months.

        Application of revised accounting standards:    In April 2012, the Jumpstart Our Business Startups Act (the "JOBS Act"), was enacted in the United States. Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has irrevocably elected not to avail itself of this extended transition period and, as a result, will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Summary of significant accounting policies (Continued)

        Recent accounting pronouncements:    In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update, ("ASU"), No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (topic 360); Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides additional requirements to classify a disposal of a component of an entity or a group of components of an entity in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. The Company adopted this guidance in the first quarter of 2015, and the adoption of this standard did not have a material impact on the Company's financial statements.

        In May 2014, the FASB issued ASU, No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect the adoption of this standard will have a material impact on the Company's financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This ASU is for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has performed the review required by this ASU and believes the Company presently has sufficient liquidity to continue to operate into the first quarter of 2016.

        On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company elected to early adopt this standard which did not have a material impact on the Company's financial position or results of operations.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Summary of significant accounting policies (Continued)

        In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

        In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

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

        Reclassifications:    Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

        Subsequent events:    The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Note 4. Net loss per share

        Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities, which include redeemable convertible preferred stock, warrants, and outstanding stock options under the stock option plan, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company's net loss position.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Net loss per share (Continued)

        The following potentially dilutive securities were excluded from consideration in the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	December 31,
	2015	2014	2013
Series A Redeemable Convertible Preferred Stock (as converted)	—	487,494	487,494
Series B Redeemable Convertible Preferred Stock (as converted)	—	1,297,100	1,297,100
Series B-1 Redeemable Convertible Preferred Stock (as converted)	—	2,275,733	2,275,733
Series C Redeemable Convertible Preferred Stock (as converted)	—	3,647,274	2,194,569
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	383,316	—
Common Stock Warrants	50,158	337,133	337,133
Stock options	1,352,283	511,775	326,062

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

        Financial assets recorded at fair value on the Company's consolidated balance sheets are categorized as follows:

Level 1:	Unadjusted quoted prices for identical assets in an active market.
Level 2:	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full-term of the asset. Level 2 inputs include the following:
	d	Quoted prices for similar assets in active markets.
	d	Quoted prices for identical or similar assets in nonactive markets.
	d	Inputs other than quoted market prices that are observable.
	d	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.
Level 3:
Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management's own assumptions about the assumptions a market participant would use in pricing the asset.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Fair value of financial instruments (Continued)

        The following table presents the hierarchy for the Company's financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$90,763	$—	$—	$90,763
Earnout liability	—	—	214	214

	$90,763	$—	$214	$90,977

	Fair Value as of December 31, 2014
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$13,343	$—	$—	$13,343
Short term investments	3,000	—	—	3,000
Earnout liability	—	—	756	756
Series C Redeemable Preferred Stock Warrants	—	—	1,789	1,789

	$16,343	$—	$2,545	$18,888

        The Company's Level 1 assets include bank deposits, U.S. Treasury bills and money market funds with quoted prices in active markets.

        Level 3 liabilities include the fair values of the earnout liability and the outstanding warrants to purchase Series C. There were no outstanding warrants to purchase preferred stock as of December 31, 2015.

        Various methodologies were utilized to value the Level 3 liabilities including Black-Scholes-Merton, Probability-Weighted Expected Return ("PWERM"), Option Pricing and Monte Carlo. The

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Fair value of financial instruments (Continued)

methodologies and significant inputs used in the determination of the fair value of the Hercules Warrants were as follows:

	Series C Warrants Issued With March 28, 2014 Senior Debt	Series C Warrants Issued With September 25, 2014 Senior Debt	Revalue Series C Warrants Issued with Senior Debt at December 31, 2014	Revalue Series C Warrants Issued with Senior Debt at July 22, 2015
	(Dollars in thousands, except $5 and $12 Exercise Prices)
Date of Valuation	3/28/2014	9/25/2014	12/31/2014	7/22/2015
Valuation Method	Black-Scholes-Merton	PWERM and Black-Scholes-Merton	PWERM and Option Pricing	Black-Scholes-Merton Option-Pricing
Dividend yield (per share)	0	0	0	0
Exercise price	$5	$5	$5	$12
Volatility (annual)	60%	60%	60%	60%
Risk-free rate (annual)	0.34%	2.03%	.25% - 2.47%	1.78%
Contractual term (years)	1.76	5.76	1 - 5	5
Number of warrants	60,000	110,000	170,000	70,833

Fair value of liability at valuation date	$124	$248	$454	$611

        As the Hercules Warrants converted into warrants for common stock effective on July 22, 2015 with the IPO, with a term of five years from the IPO date, it was determined that the Black-Scholes-Merton Option-Pricing model would provide a better indication of the fair value as it was designed to calculate the value of a put or call option over time.

        The methodologies and significant inputs used in the determination of the fair value of the Series C warrants issued with the Series C were as follows:

	Initial Valuation of December 31, 2014 Warrants Issued With Series C Redeemable Preferred Stock	Initial Valuation of January 2015 Warrants Issued With Series C Redeemable Preferred Stock	Initial Valuation of February 2015 Warrants Issued With Series C Redeemable Preferred Stock	Revalue All Warrants Issued With Series C Redeemable Preferred Stock at July 22, 2015
	(Dollars in thousands, except $5 and $12 Exercise Prices)
Date of Valuation	12/31/2014	1/31/2015	2/28/2015	7/22/2015
Valuation Method	PWERM and Option Pricing	PWERM and Option Pricing	PWERM and Option Pricing	Intrinsic Value
Dividend yield (per share)	0	0	0	0
Exercise price	$5	$5	$5	$12
Volatility (annual)	60%	60%	60%	—
Risk-free rate (annual)	.25% - 2.47%	.25% - 2.47%	.25% - 2.47%	—
Contractual term (years)	1 - 5	1 - 5	1 - 5	—
Number of warrants	749,967	590,906	606,312	1,347,185

Fair value of liability at valuation date	$1,335	$1,052	$1,079	$4,042

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Fair value of financial instruments (Continued)

        The methodologies and significant inputs used in the determination of the fair value of the earnout liability were as follows:

	Initial Valuation Earnout Liability	December 31, 2014 Earnout Liability	December 31, 2015 Earnout Liability
	(Dollars in thousands)
Date of Valuation	8/28/2014	12/31/2014	12/31/2015
Valuation Method	Monte Carlo	Monte Carlo	Monte Carlo
Volatility (annual)	50%	50%	50%
Risk-free rate (annual)	.03% - 3.56%	.15% - 3.21%	.56% - 3.31%
Time period from valuation until end of earnout	.1708 - 9.8417	.5 - 9.5	.5 - 9.5
Earnout Target 1	$13,700	$13,700	$13,700
Earnout Target 2	$18,200	$18,200	$18,200
Discount rate	8.03% - 10.51%	7.96% - 11.03%	8.11% - 10.86%

Fair value of liability at valuation date	$589	$756	$214

        Significant changes to these assumptions in the preceding valuation tables would result in increases/decreases to the fair value of the outstanding Series C warrants and the earnout liability.

        Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

	Earnout Liability	Series C Warrants Issued With Senior Debt	Series C Warrants Issued With Series C Redeemable Preferred Stock Financing
	(in thousands)
Balance at December 31, 2013	$—	$—	$—
Additions during the period	589	372	1,335
Changes in fair value	167	82	—

Balance at December 31, 2014	$756	$454	$1,335

Additions during the period	—	—	2,131
Changes in fair value	(542)	157	1,698
Warrants exercised	—	—	(2,322)
Cashless warrant exercise due to IPO	—	—	(2,842)
Conversion to common stock warrant	—	(611)	—

Balance at December 31, 2015	$214	$—	$—

        The reductions in fair value of the earnout liability shown above resulted from new information regarding the projected impact of the DEA's reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance and a review of the launch dates of the Company's approved product, Adzenys XR-ODT, and its two ADHD product candidates. The increases in the fair value of the Series C warrants were due to the increased weighting of the IPO scenario in the PWERM model.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Inventories

        Inventories at the indicated dates consist of the following:

	December 31,
	2015	2014
	(in thousands)
Raw materials	$1,211	$646
Work in progress	175	82
Finished goods	1,189	1,499

Inventory at cost	2,575	2,227
Inventory reserve	(55)	(196)

	$2,520	$2,031

Note 7. Property and equipment

        Property and equipment, net at the indicated dates consists of the following:

	December 31,
	2015	2014
	(in thousands)
Assets under capital lease	$6,241	$6,271
Leasehold improvements	3,497	3,388
Manufacturing, packaging and lab equipment	874	189
Office furniture and equipment	314	118
Assets under construction	244	215

	11,170	10,181
Accumulated depreciation and amortization (including $3,684 and $2,317 at December 31, 2015 and 2014, respectively, applicable to capital leases)	(6,046)	(4,350)

	$5,124	$5,831

        Depreciation and amortization expense related to property and equipment was $1,724,000, $1,645,000 and $1,330,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation and amortization expense is recorded in cost of goods sold, research and development, or general and administrative expenses in the accompanying consolidated statements of operations. As noted in Note 8, the Company sold and leased back a substantial portion of its operating assets in a series of capital lease transactions.

        Included in the total of assets under capital lease as of December 31, 2015 and December 31, 2014, are certain manufacturing, packaging and lab equipment that are temporarily idle as a result of the cessation of contract manufacturing. The cost of these assets was $1,699,000 and $1,728,000, and the accumulated depreciation of these assets was $1,396,000 and $925,000 at December 31, 2015 and December 31, 2014, respectively.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Sale-leaseback transaction

        In 2012, the Company negotiated financing arrangements with a related party which provided for the sale-leaseback of up to $6.5 million of the Company's property and equipment with a bargain purchase option at the end of the respective lease. The transactions are accounted for as capital leases under the provisions of Accounting Standards Codification ("ASC") Topic 840-40, Leases—Sale Leaseback Transactions. Accordingly, the leased assets are recorded in property and equipment and the capitalized lease obligations are included in long-term liabilities at the present value of the future lease payments in accordance with the terms of each lease (see Note 12 for further details). Lease payments are applied using the effective interest rate inherent in each lease. Depreciation of the property and equipment is included within depreciation and amortization in the consolidated statements of operations and consolidated statements of cash flows.

        The financing arrangements referred to in the preceding paragraph were executed in five separate tranches that occurred in February, July and November 2013, and March 2014. In the aggregate, the Company sold groups of assets for $795,000 and $5.5 million, which resulted in a net gains of approximately $116,000 and $2.7 million, in the years ended December 31, 2014 and December 31, 2013, respectively, and executed capital leases for these assets with repurchase options at the end of each respective lease term. Gains on the transactions are recognized on a straight-line basis over each respective 42-month lease term. For the years ended December 31, 2015, 2014 and 2013 approximately $831,000, $824,000 and $601,000, respectively, of the net gain was recognized in other income on the consolidated statements of operations

        A summary of the sale-leaseback transactions are as follows:

	Leases 1 & 2 February 2013	Lease 3 July 2013	Lease 4 November 2013	Lease 5 March 2014	Total
	(in thousands)
Capitalization of leased assets	$3,500	$1,000	$1,000	$—	$5,500
2013 Amortization	(875)	(65)	(18)	—	(958)

Carrying value at December 31, 2013	2,625	935	982	—	4,542
2014 Capitalization of leased assets				795	795
Assets retired in 2014	(24)	—	—	—	(24)
2014 Amortization	(988)	(143)	(143)	(85)	(1,359)

Carrying value at December 31, 2014	$1,613	$792	$839	$710	$3,954

Assets retired in 2015	(28)	—	(2)	—	(30)
2015 Amortization	(969)	(143)	(141)	(114)	(1,367)

Carrying value at December 31, 2015	$616	$649	$696	$596	$2,557

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Intangible assets

        Intangible assets, net at the indicated dates consist of the following:

	December 31,
	2015	2014
	(in thousands)
Proprietary modified-release drug delivery technology	$15,600	$15,600
Tussionex ANDA	4,829	4,829
CPI profit sharing	2,043	2,043
Other	284	284

	22,756	22,756
Accumulated amortization	(6,084)	(4,589)

	$16,672	$18,167

        As part of the June 15, 2009 reorganization of the Company as Neos Therapeutics, Inc., the Company performed a purchase price allocation analysis. The proprietary modified-release drug delivery technology was valued at $15.6 million based on projected cash flows expected to be generated from this technology. The $15.6 million is being amortized over 20 years. Amortization expense of $780,000 was recorded in each of the years ended December 31, 2015, 2014 and 2013.

        On August 28, 2014, the Company completed an acquisition of the rights to Tussionex ANDA from Cornerstone and CPI which was accounted for as an asset acquisition. Prior to the acquisition, the Company, Cornerstone and CPI shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement, and Cornerstone had commercialization rights to the product. The Company paid $4.2 million to Cornerstone to buy out their rights to commercialize and derive future profits from the product and entered into an agreement whereby Cornerstone transferred certain assets associated with the product to the Company. Legal fees of $90,000 associated with this buyout agreement have been capitalized as part of the purchase price. Additional estimated earnout costs due to Cornerstone of $589,000, recorded at fair value by the Company based upon a valuation provided by a third party valuation firm, were capitalized as part of the purchase price of this intangible asset. This earnout amount was revalued at December 31, 2014, resulting in a $167,000 increase in the estimated fair value of the earnout which is recorded in other income (expense), net in the Company's consolidated statements of operations. This earnout amount was revalued at December 31, 2015, resulting in a $542,000 decrease in the estimated fair value of the earnout which is recorded in other income (expense), net in the Company's consolidated statements of operations for the year ended December 31, 2015. This net decrease resulted primarily from new information regarding the projected impact of the DEA's reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance. In addition, the Company paid $2.0 million to CPI to buy out their rights to future profits from the collaboration and entered into an agreement whereby CPI will continue to supply a component of the product. Legal fees of $43,000 associated with this buyout agreement have been capitalized as part of the purchase price of this intangible asset. These two intangible assets have an expected life of ten years and are being amortized on a straight-line basis beginning September 2014. Total amortization expense related to these intangible assets was $687,000 and $229,000 for the years ended December 31, 2015 and December 31, 2014, respectively. As a result of the discontinuation of nutraceuticals operations in 2013, the Company determined that the customer relationships and trade name that were related to that activity were fully

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Intangible assets (Continued)

impaired and the remaining carrying value of $544,000 was charged to expense within discontinued operations during the year ended December 31, 2013 (see Note 18).

        Aggregate amortization of intangible assets for each of the next five years and thereafter is as follows:

Year ending December 31:	December 31, 2015
(in thousands)
2016	$1,496
2017	1,496
2018	1,496
2019	1,496
2020	1,496
Thereafter	9,192

$16,672

Note 10. Other assets

        Other assets at the indicated dates consist of the following:

	December 31,
	2015	2014
	(in thousands)
Patents	$2,273	$2,051
Deposits	197	176

	$2,470	$2,227

        Patents utilized in the manufacturing of the Company's generic Tussionex product which total $231,000 are being amortized over their expected useful life of 10 years. For the years ended December 31, 2015 and December 31, 2014, $23,000 and $31,000 of patent amortization expense was recorded, respectively.

Note 11. Income taxes

        The Company applies FASB ASC topic 740, "Income Taxes" or ASC 740 which addresses the determination of whether tax benefits claimed, or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, our Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income taxes (Continued)

        The Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2012 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years remain open back to 2004.

        Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities consist of the following at December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
	(in thousands)
Deferred Tax Assets:
Net operating losses	$37,809	$29,325
Accrued Expenses	317	392
Inventory	0	67
Share-based Compensation	388	76
R&D tax credit	1,660	2,029
Deferred lease liability	396	404
Property and equipment	581	518
Earnout Liability	73	200
Deferred Gain on Sale Leaseback	186	476
Litigation Costs	714	776
Allowances	623	181

Total deferred tax assets	42,747	34,444
Deferred Tax Liabilities:
Inventory Reserve	(19)	—
Capital lease liability	(603)	(560)
Intangible assets	(3,763)	(3,990)
State Deferreds	(31)	—

Total deferred tax liabilities	(4,416)	(4,550)
Valuation allowance	(38,331)	(29,894)

Net deferred tax asset (liability)	$—	$—

        At December 31, 2015, and 2014, the Company has federal net operating loss carry-forwards of $122,075,000 and $86,551,000 and research and development credits of $2,010,000 and $2,029,000, respectively, which begin to expire in 2024. The Company has state net operating loss carry-forwards of $278,000 and $0 for December 31, 2015 and December 31, 2014, respectively. Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has performed an analysis to determine the impact of any ownership change(s) under Section 382 of the Internal Revenue Code. The amount of federal net operating loss that will expire unused due to the Section 382 limitation is $6,089,000. The amount of federal research

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income taxes (Continued)

and development credit that will expire unused is $350,000. The deferred tax assets for both carryforwards have been adjusted downward accordingly.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has no accrued interest related to its uncertain tax positions as they all relate to timing differences that would adjust the Company's net operating loss carryforward and do not require recognition. As a result of these timing differences, at December 31, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits related to uncertain tax positions of $4,355,000 and $835,000, respectively. The Company has no other tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date. Changes in unrecognized benefits in any given year are recorded as a component of deferred tax expense. A tabular rollforward of the Company's gross unrecognized tax benefits is below:

	December 31,
	2015	2014
	(in thousands)
Beginning Balance	$835	$—
Increase/(Decrease) based on tax positions taken during a prior period	—	—
Increase/(Decrease) based on tax positions taken during the current period	3,520	835

Ending Balance	$4,355	$835

        The Company has recorded a valuation allowance of $38,331,000 at December 31, 2015 and $29,894,000 at December 31, 2014 to fully reserve its net deferred tax assets. The Company has assessed the likelihood that the deferred tax assets will be realized and determined that it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, the Company has placed a valuation allowance against the entire deferred tax asset. The change in the valuation allowance was an increase of $8,437,000 and $8,436,000 for the years ended December 31, 2015 and December 2014, respectively.

        A reconciliation of the Company's Federal statutory tax rate of 34% to the Company's effective income tax rate is as follows:

	December 31,
	2015	2014
U.S. Statutory Tax Rate	34%	34%
R&D Credit	0%	2%
Change in Valuation Allowance	(26)%	(41)%
Deferred Tax Adjustments	(7)%	0%
Provision to Return and Other Adjustments	(1)%	5%

Tax Expense/(Benefit)	0%	0%

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-term debt

        Long-term debt at the indicated dates consists of the following:

	December 31,
	2015	2014
	(in thousands)
Senior debt, net of discount of $1,167 and $1,743	$24,895	$14,320
10% subordinated note payable to a related party	6,994	6,446
Capital leases, maturing through August 2017	2,355	4,008

	34,244	24,774
Less current portion	(7,973)	(1,653)

Long-term debt	$26,271	$23,121

        Credit Agreement:    Previously, the Company had a credit agreement entered into on August 20, 2012 (the "Credit Agreement") with a financial institution. The Credit Agreement provided for a four-year $10.0 million term loan, with an annual interest rate of 9.5% payable monthly. In addition, a $250,000 fee payable at maturity was being amortized using the effective interest method. The proceeds from the initial $10.0 million draw on the LSA were used to repay the outstanding $10.0 million Credit Agreement balance and $697,000 of interest expense related to the Credit Agreement in March 2014. The early prepayment of the Credit Agreement resulted in a $445,000 loss (due to recording the $98,000 prepayment penalty and writing off the $154,000 unamortized exit fee and the $193,000 of unamortized loan cost) reflected in interest expense for the year ended December 31, 2014.

        Senior debt:    On March 28, 2014, the Company entered into a Loan and Security Agreement ("LSA") with Hercules Technology Growth Capital, Inc., or Hercules, for a total commitment of $20.0 million, available in two tranches of $10.0 million. The first draw ("Tranche 1") was available immediately and the second draw was available upon the Company meeting certain regulatory or financial milestones. The Company received the initial $10.0 million tranche on March 28, 2014. This loan had an annual interest rate of 9.0%. The LSA also contained an end of term charge of 4.25% of the amount drawn, or a maximum of $850,000 total, also payable at the earliest to occur of (1) maturity, (2) the date we prepay our outstanding Secured Obligations, as defined therein, or (3) the date the Secured Obligations become due and payable. In connection with the LSA, the Company issued a Hercules Warrant to purchase 60,000 shares of Series C at the then current price of $5.00 per share, and the LSA provided for a Hercules Warrant for 60,000 shares of Series C at a price per share of $5.00 to be issued upon the drawdown of the second tranche. The proceeds from the initial $10.0 million draw were used to repay the outstanding $10.0 million Credit Agreement balance and $697,000 of interest expense related to the Credit Agreement in March 2014. The early prepayment of the Credit Agreement resulted in a $445,000 loss (due to recording the $98,000 prepayment penalty and writing off the $154,000 unamortized exit fee and the $193,000 of unamortized loan cost) reflected in interest expense for the year ended December 31, 2014.

        On September 25, 2014, the Company entered into an amendment ("LSA Amendment") to the LSA which was accounted for as a loan modification. The terms governing the $10.0 million previously

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-term debt (Continued)

drawn down under the LSA were not changed as a result of the LSA Amendment. The LSA Amendment modified, added or replaced the following key terms of the LSA:

  •
  Increased the maximum term loan amount from $20.0 million to $25.0 million, and modified the drawdown conditions for the remaining $15.0 million such that it is available in three $5.0 million tranches: $5.0 million being immediately available (which was drawn down immediately as "Tranche 2"), and two additional tranches being available upon meeting certain regulatory or financial milestones;

  •
  Adjusted the interest rate on $10.0 million of the remaining $15.0 million availability from 9.0% to 10.5%; the final $5.0 million tranche retains the original 9.0% interest rate;

  •
  Extended the end of term charge to the additional $5.0 million of availability such that the total end of term charge was increased from $850,000 to $1,062,500, and modified the end of term charge so that the full amount based on total commitment is payable regardless of whether additional tranches are actually drawn; and

  •
  Changed the interest and principal amortization dates if certain conditions are met to January 1, 2016 or May 1, 2016 if additional specified conditions are met.

        In addition, on September 25, 2014, the Company issued a Hercules Warrant to purchase 110,000 shares of its Series C at an exercise price of $5.00 per share, and cancelled the remaining commitment to issue any further warrants due upon future draws.

        The proceeds from the loan agreement draw-downs with the related stock purchase warrants were allocated to the two elements based on the fair value of the warrants at time of issuance and the remainder of the proceeds was allocated to the debt instrument portion of the transaction, resulting in a debt discount. The portion of the proceeds so allocated to the warrants is accounted for as warrant liability and periodically adjusted to fair value through the statement of operations. The related debt discount and end of term charges are amortized to interest expense over the contractual term of the debt using the effective interest method. The fair value of the 60,000 March 28, 2014 Hercules Warrants issued as part of the initial draw-down described above was $124,000 and the residual proceeds of $9,876,000 were allocated to the $10.0 million interest bearing note. The fair value of the 110,000 September 25, 2014 Hercules Warrants issued as part of the second draw-down described above was $248,000 and the residual proceeds of $4,752,000 were allocated to the $5.0 million interest bearing note. These warrants, known as the "Hercules Warrants", were recorded as a liability with a related debt discount to be amortized as interest over the term of the LSA. The Hercules Warrants became warrants for the purchase of 70,833 shares of common stock at a price of $12.00 per share upon the closing of the Company's IPO and were therefore reclassified from warrant liability to Additional Paid in Capital within Stockholders' Equity (Deficit) at July 22, 2015.

        On March 13, 2015, the Company received an advance from the lender for a $5.0 million tranche ("Tranche 3") under the LSA Amendment as a result of achievement of a certain regulatory milestone. In addition, on June 10, 2015, the Company received an advance from the lender for the final $5.0 million tranche ("Tranche 4") under the LSA, as amended, prior to meeting the milestones associated with the final tranche. The Company met the Tranche 4 Milestones stated in the LSA prior to July 31, 2015.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-term debt (Continued)

        Pursuant to the LSA as amended, each draw or tranche is to be repaid in monthly installments, comprised of interest-only monthly payments until May 2016, when installments of interest and principal calculated over a thirty-month amortization period commence. A balloon payment of the entire principal balance outstanding on October 1, 2017 and all accrued but unpaid interest thereunder is due and payable on October 1, 2017. The interest rate is 9% per annum for Tranche 1 and Tranche 4 and 10.5% per annum for Tranche 2 and Tranche 3. An end of term charge of $1.1 million is payable at the earliest to occur of (1) October 1, 2017, (2) the date the Company prepays its outstanding Secured Obligations, as defined therein, or (3) the date the Secured Obligations become due and payable.

        The LSA, as amended, also contains certain financial and nonfinancial covenants, including limitations on the Company's ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness, repurchase or redeem stock or other equity interest other than pursuant to employee stock repurchase plans or other similar agreements, make investments and engage in transactions with affiliates. Upon an event of default, Hercules may declare the unpaid principal amount of all outstanding loans and interest accrued under the LSA, as amended to be immediately due and payable, and exercise its security interests and other rights under the Credit Agreement. As of December 31, 2015 and December 31, 2014, the Company was in compliance with the covenants under the LSA, as amended.

        End of term charge amortization totaled $311,000 and $128,000 for the years ended December 31, 2015 and 2014, respectively. Debt discount amortization to interest expense for the senior debt totaled $265,000 and $140,000 for the years ended December 31, 2015 and December 31, 2014, respectively. As of July 22, 2015, the fair values of the Hercules Warrants were remeasured and a 2015 cumulative change in fair value of approximately $157,000 was recorded in other income (expense), net in the Company's consolidated statements of operations for the year ended December 31, 2015.

        10% subordinated related party note:    The Company has an amended and restated subordinated note (the "Note") in the aggregate principal amount of $5.9 million that was issued by the Company to Essex Capital Corporation ("Essex"). Interest accrues and adds to the principal balance until such time as the Company achieves positive EBITDA for three consecutive months. On July 19, 2014, the interest rate on the Note was reduced to 6% for the period from July 19, 2014 through June 28, 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment made by the Company to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party (see Note 16). The Company recorded this amendment as a loan modification. At December 31, 2015 and December 31, 2014, the aggregate principal amount of the Note was $5.9 million, and $1,059,000 and $511,000 in interest had been accrued through the years ended December 31, 2015 and 2014, respectively.

        Capital lease obligations to related party:    As described in Notes 8 and 19, during the years ended December 31, 2014 and 2013, the Company entered into agreements with a related party for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $795,000 and $5.5 million, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.5% and interest expense on these leases was $467,000, $662,000 and $474,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-term debt (Continued)

        Future minimum capital lease payments are as follows:

Year ending:	December 31,
(in thousands)
2016	$2,124
2017	473

Total minimum lease payments	2,597
Less amount representing interest	242

Future minimum lease payments	$2,355

        Future principal payments of long-term debt, including capital leases, are as follows:

Year ending:	December 31, 2015
(in thousands)
2016	$7,973
2017	27,438

Future principal payments	$35,411

Less unamortized debt discount	(1,167)
Less current portion of long-term debt	(7,973)

Total long-term debt	$26,271

Note 13. Common stock and redeemable convertible preferred stock

        The following table summarizes the authorized, issued and outstanding shares of the Company by class of stock as of December 31, 2015 and 2014. All shares have a par value of $0.001:

	December 31, 2015		December 31, 2014
	Authorized Shares	Issued and Outstanding Shares	Authorized Shares	Issued and Outstanding Shares
Common Stock	100,000,000	16,025,155	35,000,000	938,859
Preferred Stock	5,000,000	—	—	—
Series A Preferred Stock	—	—	1,170,000	1,170,000
Series B Preferred Stock	—	—	4,000,000	3,113,099
Series B-1 Preferred Stock	—	—	8,830,000	5,461,802
Series C Preferred Stock	—	—	13,500,000	8,753,547

Total Shares Issued		16,025,155		19,437,307

Treasury Stock		(9,197)		(55,905)

Total Outstanding Shares		16,015,958		19,381,402

Total Authorized Shares	105,000,000		62,500,000

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Common stock and redeemable convertible preferred stock (Continued)

        Prior to the Company's IPO, the Company had classified its classes of redeemable convertible preferred stock as mezzanine equity based upon the terms and conditions which contain various redemption and conversion features.

        The Company evaluated its redeemable convertible preferred stock for potential embedded derivatives. In doing so, the Company first concluded that the nature of the host contract was more equity than debt like. The embedded conversion features were determined not to be derivatives as net settlement did not exist. Additionally, the conversion features are clearly and closely related to an equity host contract. Consideration was also given to whether a beneficial conversion feature should be recognized in additional paid in capital for the intrinsic value of the conversion feature at the issuance date. None was recognized given that the effective conversion price exceeded the value of the common stock on that date. The redemption feature was deemed not to be a derivative since settlement would be gross.

        In connection with the sale of shares of the Company's Series B-1 Redeemable Convertible Preferred Stock ("Series B-1"), the Series B-1 investors also received warrants to purchase 389,474 shares of common stock at an exercise price of $.0024 per share ("Series B-1 warrants"). In 2013, 520 shares of common stock were issued as a result of the exercise of certain of the Series B-1 warrants. There were no exercises of Series B-1 warrants in 2014. During the year ended December 31, 2015, the Company issued a total of 286,968 shares of its common stock upon the exercise of Series B-1 warrants held by several investors at an exercise price of $0.0024 per share. As of December 31, 2015, Series B-1 warrants to purchase 50,158 shares of common stock remained outstanding, and expire in 2016.

        In February and March 2014, the Company closed on additional Series C financings totaling 1,986,586 shares, raising $9.9 million. On December 31, 2014, the Company closed on an additional Series C financing which included the issuance of a warrant to purchase one additional share of Series C at a purchase price of $5.00 per share for every two purchased shares of Series C provided the investor purchased its pro-rata share of the Series C. In the event that the Company's Series C is converted into common stock or another class of the Company's stock (called "Conversion Stock") during the warrant exercise period, then the warrants will become exercisable for the Conversion Stock and the exercise price of those warrants shall be ratably adjusted. The December 2014 Series C financing resulted in the issuance of 1,499,935 shares and 749,967 warrants (see warrant liability section below) and raised $7.5 million. Between December 2014 and February 25, 2015, the Company closed on additional Series C financings totaling 4,124,871 shares and 1,947,185 warrants, raising a total of $20.6 million, of which 2,624,936 shares and 1,197,218 warrants were issued and $13.1 million was received after December 31, 2014. From June 30, 2015 through July 27, 2015, the Company issued a total of 1,000,000 shares of its Series C to several investors upon the exercise of warrants held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5 million.

Reverse Stock Split

        On July 10, 2015, the Company filed an amendment to its amended and restated certificate of incorporation, effecting a 1-for-2.4 reverse stock split of the Company's issued and outstanding shares of common stock as approved by the board of directors on July 9, 2015. All issued and outstanding common stock and per share amounts contained in the Company's financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Common stock and redeemable convertible preferred stock (Continued)

Authorized Shares

        In connection with the closing of the Company's IPO on July 28, 2015, the Company amended and restated its certificate of incorporation to authorize 5,000,000 shares of preferred stock, par value $0.001 per share, and 100,000,000 shares of common stock, par value $0.001 per share.

Public Offerings and Related Transactions

        On July 28, 2015, the Company closed its IPO whereby the Company sold 5,520,000 shares of common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of common stock resulting from the underwriters' exercise of their over-allotment option at the IPO price on July 23, 2015. Proceeds from the Company's IPO, net of underwriting discounts and commissions and other offering costs, were $75.0 million. Upon the closing of the Company's IPO, all of the Company's Preferred Shares converted into shares of the Company's Common Stock, all such Preferred Shares were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those Preferred Shares were cancelled including the right to receive undeclared accumulated dividends.

        Each of the following occurred in connection with the closing of the Company's IPO on July 28, 2015:

  •
  the conversion of all outstanding shares of convertible preferred stock into 9,217,983 shares of the Company's common stock;

  •
  the conversion of the Hercules Warrants to purchase 170,000 shares of Series C into warrants to purchase 70,833 shares of the Company's common stock and the resultant reclassification of the warrant liability to Additional Paid in Capital within Stockholders' Equity (Deficit); and

  •
  the net exercise of outstanding Series C warrants issued in conjunction with the Series C financing to purchase 947,185 shares of Series C for 78,926 shares of the Company's common stock.

        In accordance with the conversion provision of the Company's Third Amended and Restated Certificate of Incorporation, as amended, which was triggered upon the Company's IPO, all rights with respect to the Preferred Shares of the Company were terminated, including redemption rights. Prior to the closing of the Company's IPO, the rights and preferences of the preferred stock were as follows:

        Dividends:    Dividends could not be paid on the common stock unless equivalent or larger dividends had been paid to holders of the Series C, Series B-1, Series B and Series A Redeemable Convertible Preferred Stock ("Series A") on an as-if converted basis and other financial tests, as defined, had been met. From and after the date of the issuance of the Series B-1 until the retirement and cancellation of Series B-1 in conjunction with the Company's IPO, dividends at the rate per annum of 8% of the Series B-1 original issuance price of $5.00 were accrued on such shares of Series B-1. Dividends accrued from day to day, whether or not declared, and were cumulative. The accruing dividends were to be payable in additional shares of Series B-1, valued at the Series B-1 original issuance price, unless the board of directors of the Company elected to pay all or any portion of the accruing dividends in cash. In accordance with the conversion provision of the Company's Third Amended and Restated Certificate of Incorporation, as amended, which was triggered upon the Company's IPO, all rights with respect to the Preferred Shares of the Company were terminated,

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Common stock and redeemable convertible preferred stock (Continued)

including the right to receive undeclared dividends. The Series B-1 cumulative dividends were never declared by the Company's board of directors.

        Voting:    The holders of Series C, Series B-1, Series B and Series A were entitled to cast the number of votes equal to the number of whole shares of common stock into which such shares of preferred stock held by such holder were convertible.

        Liquidation:    In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series C then outstanding were entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment could be made to the holders of Series B-1, Series B, Series A or common stock, an amount per share equal to their original issuance price of $5.00 per share, plus any declared but unpaid dividends.

        The holders of Series B-1 and Series B then outstanding were then entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment could be made to the holders of Series A or common stock, an amount per share equal to their original issuance price of $5.00 per share, plus any declared but unpaid dividends, plus any accrued dividends for the Series B-1.

        In addition to the payments above, the holders of Series B-1 then outstanding were then entitled to be paid an additional amount out of the assets of the Company available for distribution to its stockholders, before any payment could be made to the holders of Series A or common stock, an amount per share equal to their original issuance price of $5.00 per share.

        The holders of Series A then outstanding were then entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment could be made to the holders of common stock, an amount per share equal to their original issuance price of $5.00 per share, plus any declared but unpaid dividends.

        If there were any residual amounts available to be paid out of the assets of the Company, such amounts were to be distributed ratably to the holders of Series B, Series B-1 and Series C shares and the holders of the common stock. Although holders of Series A received no ratable residual distribution, such holders could exercise their option and convert to common shares, thereby also receiving a ratable distribution of any such residual amounts available to be paid out.

        Redemption:    Prior to the retirement and cancellation of the Company's Preferred Shares as a result of the IPO, the holders of a majority of the outstanding shares of Series C, Series B-1 and Series B, voting together as a single class, could require the Company to redeem the Series C, Series B-1 and Series B at their original purchase price of $5.00 per share in three annual installments by giving a sixty-day notice at any time on or after March 31, 2017. On March 25, 2014, the Company amended the initial redemption date, extending it to November 1, 2017. On each redemption date, the Company was to redeem, on a pro rata basis in accordance with the number of shares of Series C, Series B-1 and Series B owned by each holder, that number of outstanding shares of Series C, Series B-1 and Series B. If the Company did not have sufficient funds legally available to redeem on any redemption date, the Company was to redeem a pro rata portion of each holder's Series C, Series B-1 and Series B out of funds legally available.

        The Series C, Series B-1 and Series B were to be redeemable on November 1, 2017, their carrying value was being accreted to the minimum redemption value of $5.00 per share or $43,768,000,

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Common stock and redeemable convertible preferred stock (Continued)

$27,309,000 and $15,565,000, respectively, over the period from issuance through November 1, 2017 using the effective interest method for issuances through December 31, 2014. Due to the additional issuances of Series C prior to the IPO, the Series C was accreted to the increased minimum redemption value of $5.00 per share, or $57,642,000, over the period from issuance through the IPO effective date using the effective interest method. The amount of accretion recorded in 2015, 2014 and 2013 for Series C amounted to $607,000, $87,000 and $78,000, respectively. The amount of accretion recorded in 2015, 2014 and 2013 for Series B-1 was $370,000, $679,000 and $756,000, respectively. The amount of accretion recorded in 2015, 2014 and 2013 for Series B amounted to $192,000, $352,000 and $394,000, respectively.

        In accordance with the conversion provision of the Company's Third Amended and Restated Certificate of Incorporation, as amended, which was triggered upon the Company's IPO, all rights with respect to the Preferred Shares of the Company were terminated, including redemption rights.

        Warrant liability:    In connection with the December 2014 $7.5 million additional Series C financing (see above) the Company issued warrants to purchase an aggregate 749,967 shares of the Series C. The proceeds from the December 2014 additional Series C financing with stock purchase warrants were allocated to the two elements based on the fair value of the Series C warrants at time of issuance. The remainder of the proceeds was allocated to the redeemable convertible preferred instrument portion of the transaction, resulting in a discount. The portion of the proceeds so allocated to the warrants is accounted for as a warrant liability and periodically adjusted to fair value through the statement of operations. The related preferred stock discount is amortized as preferred stock accretion to redemption value over the remaining term until the redemption date using the effective interest method. The fair value of the 749,967 Series C Warrants was $1,335,000, with the residual $6,108,000, net of legal fees of $57,000, allocated to the 1,499,935 shares of Series C as of Deceember 31, 2014.

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

        On the IPO effective date of July 22, 2015, the Series C warrant fair values were remeasured for a final time and an increase in fair value of approximately $1,698,000 has been recorded in other income (expense), net in the Company's consolidated statements of operations for year ended December 31, 2015. Upon the closing of the Company's IPO, all of the shares of the Company's redeemable convertible preferred stock ("Preferred Shares") were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those Preferred Shares were cancelled including the right to receive undeclared accumulated dividends. On the IPO closing date, all outstanding shares of redeemable preferred stock converted into 9,217,983 shares of common stock and all remaining outstanding Series C warrants issued in conjunction with purchases of Series C were net exercised at the IPO price for 78,926 shares of common stock.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock options, restricted stock and performance stock options

        In July 2015, the Company adopted the Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan ("2015 Plan") which became effective immediately prior to the closing of the IPO and initially had 767,330 shares of common stock reserved for issuance. On January 1, 2016 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2015 Plan shall be cumulatively increased by five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2015 Plan (the "Evergreen Provisions"). The 2015 Plan superseded the Neos Therapeutics, Inc. 2009 Equity Plan ("2009 Plan"), originally adopted in November 2009 and which had 1,375,037 shares for reserved and available for issuance. Effective upon closing of the IPO, the board of directors determined not to grant any further awards under the 2009 Plan. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. The 2015 Plan is administered by the Company's compensation committee. The Company's compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company's compensation committee may delegate authority to grant certain awards to the Company's chief executive officer. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised options under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

        The 2009 Plan allowed the Company to grant options to purchase shares of the Company's common stock. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vest over a three-year period based on achieving certain operational milestones. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2015, 1,389 shares related to forfeited 2009 Plan options and 9,197 shares of surrendered restricted stock were transferred into the shares available under the 2015 Plan. As of December 31, 2015, 166,040 shares of common stock remain available for grant under the 2015 Plan.

        The Company estimates the fair value of all stock option awards on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. Prior to the IPO, given the absence of an active market for the Company's common stock prior to its IPO, the Company's board of directors was required to estimate the fair value of its common stock at the time of each option grant primarily based upon valuations performed by a third party valuation firm.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock options, restricted stock and performance stock options (Continued)

        The weighted-average key assumptions used in determining the fair value of options granted during the periods indicated are as follows:

	Year Ended December 31,
	2015	2014	2013
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	60%	60%	60%
Weighted-average risk-free interest rate	1.60%	1.77%	1.23%
Expected life of option in years	5	5	5
Weighted-average option fair value at grant	$9.723	$2.884	$1.305

        Total compensation cost that has been charged to general and administrative expense related to stock options was $1,087,000, $120,000 and $52,000 for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there was $7.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock options compensation which is expected to be recognized over 3.1 years. For the year ended December 31, 2015, the Company issued 38,307 shares of the Company's common stock upon the exercise of outstanding stock options and received proceeds of $74,000 and realized no tax benefit from the exercised stock options. For the year ended December 31, 2014, the Company issued 13,408 shares of the Company's common stock upon the exercise of outstanding stock options and received proceeds of $4,000 and realized no tax benefit from the exercised of stock options

        A summary of outstanding and exercisable options as of December 31, 2015 and 2014, and changes during the periods then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2013	175,866	$0.844
Granted	187,267	2.550
Exercised	(5,275)	0.305
Expired, forfeited or cancelled	(31,796)	1.208

Outstanding at December 31, 2013	326,062	$1.797	$363

Exercisable at December 31, 2013	109,906	$1.000	$210

Granted	237,486	5.684
Exercised	(13,408)	0.324
Expired, forfeited or cancelled	(38,365)	1.206

Outstanding at December 31, 2014	511,775	$3.684	$2,883

Exercisable at December 31, 2014	150,109	$1.467	$1,179

Granted	883,537	18.789
Exercised	(38,307)	1.928
Expired, forfeited or cancelled	(4,722)	2.547

Outstanding at December 31, 2015	1,352,283	$13.607	$964

Exercisable at December 31, 2015	229,000	$3.385	$2,504

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock options, restricted stock and performance stock options (Continued)

        The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2015 was 8.9 and 7.3 years, respectively. The option exercise price for all options granted in the year ended December 31, 2015 ranged from $9.32 to $25.50 per share.

        Restricted stock:    Under the 2009 Plan, the Company grants restricted stock awards to members of its management and selected members of the board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months.

        For the year ended December 31, 2013, the Company issued 149,244 shares of restricted stock at a grant date fair value of $2.55 per share. Of these shares, 7,195 vested immediately and the remaining 142,049 of these shares vest over 48 months in four equal tranches on the anniversary of the issue date. The Company did not issue any shares of restricted stock for the years ended December 31, 2015 or December 31, 2014. During the years ended December 31, 2015, 2014 and 2013, $94,000, $90,000 and $47,000, respectively, of restricted stock compensation cost has been charged to general and administrative expenses. At December 31, 2015, there was $162,000 of unrecognized compensation cost related to restricted stock which will be recognized over 1.8 years. In 2014, the Company settled certain vested restricted stock awards which were settled having a value of $266,000 in cash, and the Company realized a tax benefit of $90,000. On October 16, 2015, the Company settled certain vested restricted stock awards which were settled having a value of $658,000 in cash, and the company realized a tax benefit of $224,000. On October 16, 2015, 9,197 shares of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock. The fair value of such shares was determined to be $18.54 per share, the closing price of the Company's stock on such date. The Company had 71,025 and 106,537shares of unvested restricted stock with a weighted average fair value of $2.55 as of December 31, 2015 and 2014, respectively.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock options, restricted stock and performance stock options (Continued)

        A summary of the status of the Company's nonvested restricted stock as of December 31, 2015 and December 31, 2014, and changes during the periods ended December 31, 2015 and December 31, 2014, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2013	70,342	$0.510
Granted	149,244	2.550
Vested	(21,633)	1.499
Forfeited	(55,904)	0.390

Nonvested at January 1, 2014	142,049	$2.550
Granted	—	—
Vested	(35,512)	2.550
Forfeited	—	—

Nonvested at December 31, 2014	106,537	$2.550

Granted	—	—
Vested	(35,512)	2.550
Forfeited	—	—

Nonvested at December 30, 2015	71,025	$2.550

Note 15. Treasury stock

        The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. In 2013, the Company repurchased 55,905 shares of common stock at the original purchase price of $0.002. On February 19, 2015, the Company's board of directors approved the cancellation of the Company's 55,905 shares of treasury stock which had been repurchased at the original purchase price of $0.002 in 2013. On October 16, 2015, 9,197 shares of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company.

Note 16. Commitments and contingencies

        Defined contribution plans:    The Company has a 401(k) investment plan covering substantially all employees. Employees are allowed to contribute annually up to 50% of their compensation, to a maximum of $17,500. Employees who have attained age 50 before the end of the plan year are eligible to make catch up contributions of up to $5,500. Through December 31, 2014, the Company was required to make a matching contribution to the 401(k) plan of 50%, to a limit of 6%, of the participant's annual compensation, which was paid in the first quarter of 2015.

        Effective January 1, 2015, the Company amended its qualified 401(k) savings plan to provide a Company matching contribution on the first 3% of an employee's salary and to match 1/2% of the next 2% of an employee's salary, for a total possible match of 4%, subject to statutory limitations as prescribed by law.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Commitments and contingencies (Continued)

        For the years ended December 31, 2015, 2014 and 2013, the Company recorded $186,000, $82,000 and $91,000, respectively, of expense for 401(k) contributions.

        Operating leases:    The Company leases its Grand Prairie office space and manufacturing facility under an operating lease which expires in 2024. In addition, the Company executed in December 2015, a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations which is planned to commence on May 1, 2016. Total future minimum lease payments under these operating leases with noncancelable terms are as follows:

Year ending December 31,	(in thousands)
2016	1,003
2017	1,102
2018	1,105
2019	1,107
2020	1,161
Thereafter	4,274

Future minimum lease payments	$9,752

        The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1,166,000 and $1,189,000 at December 31, 2015 and December 31, 2014, respectively. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company's share of these operating expenses for the Grand Prairie facility was $237,000, $251,000 and $208,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Rent expense for these leases, excluding the share of operating expenses, was $884,000, $896,000 and $879,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company did not have a share of operating expenses for the Pennsylvania lease in 2015.

        Cash incentive bonus plan:    In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan ("Bonus Plan"). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company's compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $552,000 of compensation expense for the year ended December 31, 2015 under the Bonus Plan.

Note 17. License agreements

        On July 23, 2014, the Company entered into a Settlement Agreement and an associated License Agreement with Shire LLC for a non-exclusive license to certain patents for certain activities with respect to the Company's new drug application No. 204326 for an extended-release orally disintegrating amphetamine polistirex tablet ("Neos NDA"). Under the terms of the agreement, the Company is required to pay a lump sum, non-refundable license fee of an amount less than $1.0 million no later than 30 days after receiving regulatory approval by the FDA of the Neos NDA (see Note 21 for subsequent payment). The Company will also pay a single digit royalty on net sales of the subject product during the life of the patents. The license fee will be capitalized and amortized over the life of

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. License agreements (Continued)

the patents. The royalties will be recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

Note 18. Discontinued operations

        In March 2013, the Company discontinued the manufacturing of nutraceuticals for third parties in order to concentrate on the manufacture of extended-release pharmaceutical products. In accordance with Topic ASC, 360-10, the results of operations for the contract manufacturing of nutraceuticals has been excluded from continuing operations and reported as discontinued operations for the prior period. The components of discontinued operations which relate to contract manufacturing of nutraceuticals are as follows:

2013
(in thousands)
Revenue	$943
Direct costs	836
Impairment of intangible assets	544

Net loss from discontinued operations	$(437)

Note 19. Related party transactions

        At December 31, 2015 and December 31, 2014, the Company was obligated under a $5,935,000 long-term subordinated note ("Note") that was issued by the Company to Essex. See Note 12 for further details. On July 21, 2014, the Company, Essex and a third party entered into a Settlement Agreement and Release of Claims Agreement resolving certain issues and disputes whereby Essex paid $256,000 to the third party, the Company paid Essex $128,000 and Essex agreed to reduce the interest rate on the Note from 10% to 6% for the July 19, 2014 through July 31, 2015 period. The third party released both Essex and the Company from any and all claims.

        As described in Note 12, in 2012, the Company negotiated financing arrangements with a related party that provided for the sale-leaseback of up to $6.5 million of the Company's property and equipment. In 2013, the Company executed four transactions totaling $5.5 million and in March 2014, the Company completed the final tranche of the sale-leaseback arrangement, raising an additional $795,000.

        During 2014 and 2013 the Company contracted for approximately $112,000 and $499,000, respectively, in consulting and testing services with a company affiliated with the Company's Chairman of the board of directors. As the Company's Chairman is no longer affiliated with this consulting and testing services company, there are no such related party transactions in 2015. The cost of the acquired services was negotiated at arm's length and priced at commercially available rates

Note 20. Selected Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of results to be expected in future periods. Selected quarterly

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Selected Quarterly Financial Data (Unaudited) (Continued)

financial data for years ended December 31, 2015 and 2014, are as follows (in thousands, except share and per share amounts):

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net Sales	$292	$55	$(25)	$436
Gross loss	(513)	(583)	(807)	(693)
Net Loss	$(5,165)	$(5,588)	$(5,239)	$(4,857)

Preferred Stock Accretion to Redemption Value	(317)	(265)	(268)	(268)
Preferred Stock Dividends	(539)	(544)	(551)	(551)

Net loss attributable to common stock	$(6,021)	$(6,397)	$(6,058)	$(5,676)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted(2)	871,282	873,060	878,929	881,309

Net loss per share of common stock, basic and diluted(1):	$(6.91)	$(7.33)	$(6.89)	$(6.44)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net Sales	$428	$1,484	$221	$1,659
Gross loss	(667)	(175)	(858)	(55)
Net Loss	$(6,556)	$(5,753)	$(9,368)	$(9,104)

Preferred Stock Accretion to Redemption Value	(484)	(586)	(99)	—
Preferred Stock Dividends	(539)	(544)	(138)	—

Net loss attributable to common stock	$(7,579)	$(6,883)	$(9,605)	$(9,104)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted(2)(3)	885,237	887,397	12,403,182	15,933,315

Net loss per share of common stock, basic and diluted(1):	$(8.56)	$(7.76)	$(0.77)	$(0.57)

(1)
Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share may not necessarily equal the total for the year.

(2)
In connection with the IPO, the Company's Board of Directors approved a 1-for-2.4 reverse stock split of the Company's common stock which also resulted in a proportional adjustment to the conversion ratios of the preferred stock and the preferred stock warrants. All references to common stock and per share amounts in these condensed financial statements and accompanying footnotes have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Selected Quarterly Financial Data (Unaudited) (Continued)

(3)
Between June 30, 2015 and July 27, 2015, the Company issued a total of 1,000,000 shares of its Series C redeemable convertible preferred stock to several existing investors upon the exercise of warrants to purchase Series C preferred stock held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5.0 million. On the IPO closing date, all outstanding shares of redeemable preferred stock converted into 9,217,983 shares of common stock and all remaining outstanding Series C warrants issued in conjunction with purchases of Series C preferred stock were net exercised at the IPO price for 78,926 shares of common stock. Upon the closing of the Company's IPO, all of the shares of the Company's redeemable convertible preferred stock were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those Preferred Shares were cancelled including the right to receive undeclared accumulated dividends. On July 28, 2015, the Company closed its initial public offering whereby the Company sold 5,520,000 shares of common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of common stock resulting from the underwriters' exercise of their over-allotment option at the IPO price on July 23, 2015. These transactions produced a significant increase in the number of shares outstanding which will impact the year-over-year comparability of the Company's loss per share calculations.

Note 21. Subsequent events

        Events occurring after December 31, 2015 and through the date on which these consolidated financial statements were issued were evaluated for any subsequent events requiring recognition or disclosure and have been incorporated into these consolidated financial statements.

        Between January 1 and March 17, 2016, the Company issued 19,090 shares of its common stock to several investors upon the exercise of Series B-1 warrants held by those investors at an exercise price of $0.0024 per share (see Note 13).

        On January 1, 2016, in accordance with the Evergreen Provisions of the 2015 Plan, the Company added 800,797 shares to the option pool, increasing the total number of shares reserved and available for issuance under the 2015 Plan to 966,837 shares.

        On January 27, 2016, the Company received approval from the FDA for its Adzenys XR-ODT product and paid the lump sum, non-refundable license fee of an amount less than $1.0 million on February 26, 2016 (see Note 17).

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Grand Prairie, State of Texas, on the 18th day of March 2016.

NEOS THERAPEUTICS, INC.
By:	/s/ VIPIN GARG
Vipin Garg
Chief Executive Officer

Power of Attorney

        We, the undersigned directors and officers of Neos Therapeutics, Inc. (the "Company"), hereby severally constitute and appoint Vipin Garg and Richard Eisenstadt, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIPIN GARG Vipin Garg	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2016
/s/ RICHARD EISENSTADT Richard Eisenstadt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2016
/s/ ALAN HELLER Alan Heller	Director	March 18, 2016
/s/ GREG ROBITAILLE Greg Robitaille	Director	March 18, 2016
/s/ BETH HECHT Beth Hecht	Director	March 18, 2016
/s/ BRYANT FONG Bryant Fong	Director	March 18, 2016

Signature	Title	Date

/s/ JOHN SCHMID John Schmid	Director	March 18, 2016
/s/ PAUL EDICK Paul Edick	Director	March 18, 2016

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance at beginning of period	Additons charged to costs and expenses	Other additions	Deductions	Balance at end of period
For the year ended December 31, 2015
Allowance for chargebacks	(1)	$190	$5,359	$—	$(4,609)	$940
Allowance for cash discounts	(1)	14	194	—	(109)	99
Reserve for wholesaler fees	(2)	117	914	—	(670)	361
Reserve for returns	(2)	212	242	—	(25)	429
Government rebates	(2)	9	103	—	(2)	110
For the year ended December 31, 2014
Allowance for chargebacks	(1)	—	202	—	(12)	190
Allowance for cash discounts	(1)	—	18	—	(4)	14
Reserve for wholesaler fees	(2)	—	122	—	(5)	117
Reserve for returns	(2)	—	212	—	—	212
Government rebates	(2)	—	9	—	—	9

(1)
Shown as a reduction of accounts receivable and gross sales.

(2)
Shown as accrued expenses and a reduction of gross sales.

Exhibit index

Exhibit index

Exhibit number		Description of exhibit
3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

3.2		Amended and Restated Bylaws of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

4.1		Form of common stock certificate (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

4.2		Form of warrant to purchase common stock (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.1		Amended and Restated Investors' Rights Agreement, dated as of June 9, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.2	*	Amendment and Waiver, dated as of February 5, 2016, amending the Amended and Restated Investors' Rights Agreement of the Registrant.

10.3	+	Neos Therapeutics, Inc. 2009 Equity Plan (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.4	+	Form of option agreements under 2009 Equity Plan (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.5	+	Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan and forms of option agreements thereunder (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.6	+	Senior Cash Incentive Bonus Plan (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on November 13, 2015, incorporated herein by reference).

10.7	+	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.8		Third Amended and Restated Subordinated Promissory Note, dated as of December 31, 2013, issued to Essex Capital Corporation, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

Exhibit number		Description of exhibit
10.9	†	Loan and Security Agreement, by and between the Registrant, Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., in its capacity as administrative agent for itself and Hercules Technology III, L.P. dated as of March 28, 2014, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.10	†	Settlement Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.11	†	License Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.12		Commercial Lease Agreement, by and between Riverside Business Green, L.P., and Neos Therapeutics, LP, dated as of June 29, 1999, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.13	†	Supply Agreement, by and between the Registrant and Coating Place, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 26, 2015, incorporated herein by reference).

10.14	†	Asset Purchase Agreement, by and between the Registrant and Cornerstone BioPharma, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.15	+	Amended and Restated Employment Agreement, by and between the Registrant and Vipin Garg, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.16	+	Amended and Restated Employment Agreement, by and between the Registrant and Richard Eisenstadt, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.17	+	Amended and Restated Employment Agreement, by and between the Registrant and Thomas McDonnell, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

21.1		Subsidiaries of the Registrant (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

23.1	*	Consent of RSM US LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit number		Description of exhibit

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Link Document.

*
Filed herewith.

†
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.

+
Indicates a management contract or compensatory plan.