Form 10-Q
period 2016-03-31
Neos Therapeutics, Inc.
filed 2016-05-16
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 13, 2016: 16,045,891 shares.

NEOS THERAPEUTICS, INC.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

Furthermore, this Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.

PART I—FINANCIAL INFORMATION

ITEM 1.                CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents	$42,392	$90,763
Short-term investments	33,730	—
Accounts receivable, net of allowances of $1,382 and $1,039, respectively	6,669	3,903
Inventories	2,501	2,520
Deferred contract sales organization fees	4,772	—
Other current assets	3,070	1,058

Total current assets	93,134	98,244

Property and equipment, net	5,403	5,124
Intangible assets, net	16,772	16,672
Other assets	2,545	2,470

Total assets	$117,854	$122,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,469	$4,824
Contract sales organization payable	5,874	—
Accrued expenses	6,205	3,141
Current portion of long-term debt	2,336	7,973

Total current liabilities	17,884	15,938

Long-Term Liabilities:
Long-term debt, net of current portion	31,786	26,271
Earnout liability	210	214
Deferred gain on leaseback	339	547
Deferred rent	1,192	1,166

Total long-term liabilities	33,527	28,198

Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 100,000,000 authorized at March 31, 2016 and December 31, 2015; 16,047,578 and 16,038,381 issued and outstanding at March 31, 2016, respectively; 16,025,155 and 16,015,958 issued and outstanding at December 31, 2015, respectively	16	16
Treasury stock, at cost, 9,197 shares at March 31, 2016 and December 31, 2015	(171)	(171)
Additional paid-in capital	195,938	195,314
Accumulated deficit	(129,399)	(116,785)
Accumulated other comprehensive income	59	—

Total stockholders’ equity	66,443	78,374

Total liabilities and stockholders’ equity	$117,854	$122,510

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Net product sales	$2,583	$428

Cost of goods sold	2,272	1,095
Gross profit (loss)	311	(667)

Research and development	2,341	4,320
Selling and marketing expenses	6,284	326
General and administrative expenses	3,550	1,337

Loss from operations	(11,864)	(6,650)

Interest expense, net	(961)	(757)
Other income, net	207	207
Change in fair value of earnout and warrant liabilities	4	644

Net loss	(12,614)	(6,556)
Preferred stock accretion to redemption value	—	(484)
Preferred stock dividends	—	(539)
Net loss attributable to common stock	$(12,614)	$(7,579)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	16,025,318	885,237

Net loss per share of common stock, basic and diluted	$(0.79)	$(8.56)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Net loss	$(12,614)	$(6,556)
Other comprehensive income:
Net unrealized gain on short-term investments	59	—

Total other comprehensive income :	$59	$—

Comprehensive loss	$(12,555)	$(6,556)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three months Ended March 31, 2016

(In thousands, except shares)

(unaudited)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2015	—	$—	16,025,155	$16	(9,197)	$(171)	$195,314	$(116,785)	$—	$78,374

Proceeds from exercise of options and warrants	—	—	22,423	—	—	—	1	—	—	1
Share-based compensation expense	—	—	—	—	—	—	623	—	—	623
Net unrealized gain on investments	—	—	—	—	—	—	—	—	59	59
Net loss	—	—	—	—	—	—	—	(12,614)	—	(12,614)

Balance, March 31, 2016	—	$—	16,047,578	$16	(9,197)	$(171)	$195,938	$(129,399)	$59	$66,443

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(12,614)	$(6,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	439	415
Amortization of intangible assets	400	374
Changes in fair value of warrant and earnout liabilities	(4)	(644)
Amortization of patents	10	6
Amortization of senior debt fees	154	138
Gain on sale of equipment	(208)	(208)
Share-based compensation expense	623	97
Interest accrued on note payable	176	98
Change in deferred rent	26	(8)
Net unrealized gain on short-term investment	59	—
Changes in operating assets and liabilities:
Accounts receivable	(2,766)	36
Inventories	19	80
Other current assets	(2,012)	7
Other assets	(85)	(265)
Accounts payable	(1,355)	(688)
Contract sales organization payable	1,102	—
Accrued expenses	3,064	(496)

Net cash used in operating activities	(12,972)	(7,614)

Cash Flows From Investing Activities:
Net change in short-term investments	(33,730)	3,000
Capital expenditures	(718)	(220)
Intangible asset license	(500)	—

Net cash (used in) provided by investing activities	(34,948)	2,780

Cash Flows From Financing Activities:
Proceeds from senior debt note	—	5,000
Net proceeds from issuance of stock	1	13,051
Payments made on borrowings	(452)	(391)

Net cash (used in) provided by financing activities	(451)	17,660

(Decrease) increase in cash and cash equivalents	(48,371)	12,826

Cash and Cash Equivalents:
Beginning	90,763	13,343

Ending	$42,392	$26,169

Supplemental Disclosure of Noncash Transactions:
Issuance of stock warrants	$—	$2,131
Preferred stock accretion	$—	$485
Preferred stock dividend	$—	$539
Deferred contract sales organization fees	$4,772	$—
Supplemental Cash Flow Information:
Interest paid	$687	$498

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included.  Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2015 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K and filed with the SEC on March 18, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

Note 2. Organization and nature of operations

Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the “Company”), is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet and liquid suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including one approved product and two proprietary product candidates in late stage development for the treatment of attention deficit hyperactivity disorder (“ADHD”). Adzenys XR-ODT was approved by the US Food and Drug Administration, or FDA, on January 27, 2016. The Company is currently producing inventory to support the commercial launch of Adzenys XR-ODT announced May 16, 2016. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”) extended-release liquid suspension for the treatment of cough and upper respiratory symptoms of a cold. These products are developed and manufactured using the Company’s proprietary and patented modified-release drug delivery technology. The Company’s predecessor company was incorporated in Texas on November 30, 1994 as PharmaFab, Inc. and subsequently changed its name to Neostx, Inc. On June 15, 2009, the Company completed a reorganization pursuant to which substantially all of the capital stock of Neostx, Inc. was acquired by a newly formed Delaware corporation, named Neos Therapeutics, Inc. The remaining capital stock of Neostx, Inc. was acquired by the Company on June 29, 2015. Historically, the Company was primarily engaged in the development and contract manufacturing of unapproved or Drug Efficacy Study Indication (“DESI”), pharmaceuticals and, to a lesser extent, nutraceuticals for third parties. The unapproved or DESI pharmaceuticals contract business was discontinued in 2007 and the manufacturing of nutraceuticals for third parties was discontinued in March 2013.

On August 28, 2014, the Company completed an acquisition of all of the rights to the Tussionex Abbreviated New Drug Application (“Tussionex ANDA”), which included the rights to produce, develop, market and sell, as well as all the profits from such selling activities, the Company’s generic Tussionex, which the Company previously owned the rights to manufacture, but which was marketed and sold by the generic drug division of Cornerstone Biopharma, Inc. (“Cornerstone”). These rights were acquired from the collaboration of the Company, Cornerstone and Coating Place, Inc. (“CPI”), a supplier of the resins for the product (see Note 9). Prior to the acquisition, the Company, Cornerstone and CPI shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement with those companies.

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

Between June 30, 2015 and July 27, 2015, the Company issued a total of 1,000,000 shares of its Series C redeemable convertible preferred stock (“Series C preferred stock”) to several existing investors upon the exercise of warrants to purchase Series C preferred stock (“Series C warrants”) held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5.0 million. Following the 1-for-2.4 reverse stock split of the Company’s common stock effected on July 10, 2015 each share of Series C preferred stock converted into 0.41667 shares of common stock resulting in the conversion of all outstanding shares of redeemable preferred stock into 9,217,983 shares of common stock on the IPO closing date. All remaining outstanding Series C warrants issued in conjunction with purchases of Series C preferred stock were net exercised at the IPO price for 78,926 shares of common stock on the IPO closing date. Upon the closing of the Company’s IPO, all of the shares of the Company’s redeemable convertible preferred stock (“Preferred Shares”) were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those Preferred Shares were cancelled including the right to receive undeclared accumulated dividends. These transactions produced a significant increase in the number of shares outstanding which will impact the year-over-year comparability of the Company’s loss per share calculations. Additionally, in connection with the closing of the IPO, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock to 100,000,000 and to authorize 5,000,000 shares of undesignated preferred stock.

Note 3. Summary of significant accounting policies

Principles of consolidation:  At March 31, 2016, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries.  At December 31, 2014, Neos Therapeutics, Inc. owned, directly or indirectly, 100% of two of its subsidiaries and 99.9% of the third subsidiary, Neostx, Inc. (“NTX”).  The remaining 0.1% ownership of NTX was held by a third party and all such remaining capital stock was acquired by the Company on June 29, 2015, and NTX was merged with and into the Company.  The amounts attributable to the noncontrolling interest were not material to the consolidated financial statements. On September 16, 2015, the Company established two new wholly-owned subsidiaries, Neos Therapeutics Brands, LLC and Neos Therapeutics Commercial, LLC. All significant intercompany transactions have been eliminated.

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

Short-term investments:  Short-term investments consist of debt securities that have original maturities greater than three months but less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date, if any, as non-current assets.

Fair value of financial instruments:  The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and debt, approximates fair value due to the short-term nature of the instruments and/or the current interest rates payable in relation to current market conditions. The fair value of the Company’s short-term investments and its earnout and warrant liabilities are disclosed in Note 5.

Inventories:  Inventories, comprised of raw materials, labor, and manufacturing overhead, as well as finished goods inventory, are stated at the lower of cost (actual, which approximates first-in, first-out) or market, net of an allowance for obsolete inventory. Increases in the reserve are recorded as charges to cost of goods sold. As the Company does not have a history of experience of obtaining approval for and launching its drug products, the Company treats any pre-launch inventory that is manufactured for clinical trials or other purposes as research and development expense until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable. Therefore, all manufacturing costs for the production of Adzenys XR-ODT incurred after the January 27, 2016 FDA approval date are being capitalized into inventory.

Deferred contract sales organization fees: The Company records fees billed in accordance with its commercial sales organization contract for services not yet performed as deferred contract sales organization fees. Such fees are recorded as selling and marketing expenses when the services are provided.

Intangible assets:  Intangible assets subject to amortization, which principally include proprietary modified-release drug delivery technology and the costs to acquire the rights to Tussionex ANDA, are recorded at cost and amortized over the estimated lives of the assets, which primarily range from 10 to 20 years.

Contract sales organization payable: The Company records amounts billed in accordance with its commercial sales organization contract, but unpaid as of the balance sheet date, as a contract sales organization payable in current liabilities.

Revenue recognition:  Revenue is generated from product sales, recorded on a net sales basis. Product revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid for the product, or the buyer is obligated to pay for the product and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to pay would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company sells its generic Tussionex to a limited number of pharmaceutical wholesalers. Pharmaceutical wholesalers buy drug products directly from manufacturers. Title to the product passes upon delivery to the wholesalers, when the risks and rewards of ownership are assumed by the wholesaler (freight on board destination). These wholesalers then resell the product to retail customers such as food, drug and mass merchandisers.

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

Research and development costs:  Research and development costs are charged to operations when incurred and include salaries and benefits, facilities costs, overhead costs, raw materials, laboratory and clinical supplies, clinical trial costs, contract services, fees paid to regulatory authorities for review and approval of the Company’s product candidates and other related costs.

Income taxes:  Income taxes are accounted for using the liability method, under which deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination.  As of March 31, 2016 and December 31, 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.  At March 31, 2016 and December 31, 2015, based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

At December 31, 2015, the Company had a federal net operating loss carry-forward of $122,075,000 and research and development credits of $2,010,000, which begin to expire in 2024. The Company analyzed the impact of any ownership change(s) under Section 382 of the Internal Revenue Code and determined that the amount of federal net operating loss that will expire unused due to the Section 382 limitation is $6,089,000. The amount of federal research and development credit that will expire unused is $350,000. The deferred tax assets for both carryforwards have been adjusted downward accordingly.

Warrants:  The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense) in the statements of operations. The Company estimates the fair value of its derivative liabilities using third party valuation analysis that utilizes option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. Prior to the closing of the IPO, the Company’s Series C warrants were determined to be derivative liabilities and they were revalued at each subsequent balance sheet date. Upon closing the IPO, the warrants issued in conjunction with the Series C preferred stock financing were exchanged in a cashless exercise for 947,185 shares of Series C preferred stock which converted into 78,926 shares of the Company’s common stock.  The remaining Series C warrants issued with the senior debt to purchase 170,000 pre-split shares of Series C preferred stock (“Hercules Warrants”) were converted into warrants with a term of five years to purchase 70,833 shares of the Company’s common stock and the warrant liability was reclassified to Additional Paid in Capital within Stockholders’ Equity.

Share-based compensation:  Share-based compensation awards, including grants of employee stock options and restricted stock and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of the Company’s stock-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the previous lack of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, the Company has, prior to the IPO, historically utilized third party valuation analyses to determine the fair value. After the closing of our IPO, the Company’s board of directors has determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

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

Liquidity:  During 2015 and the three months ended March 31, 2016, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the launch of Adzenys XR-ODT or, if approved, one or more of its ADHD product candidates. Management believes the Company presently has sufficient liquidity to continue to operate for at least the next 12 months.

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

Recent accounting pronouncements: In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting (Topic 718). For public companies, areas of accounting for share-based payment that this ASU was designed to simplify include: the income tax consequences, the accounting policy for forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In July 2015, the FASB issued ASU No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has performed the review required by this ASU and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU

2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Also, in March 2016 the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers — Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the implementation guidance on principal versus agent considerations. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Also, in April 2016 the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers — Identifying Performance Obligations and Licensing to assist preparers with identifying performance obligations and implementing licensing guidance under the new revenue standard. The amendments in ASU 2016-08 and 2016-10 have the same effective date and transition requirements as ASU 2014-09. The Company is evaluating the effect that ASU 2014-09, ASU 2016-08 and ASU 2016-10 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing financial reporting.

From time to time, additional new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective either are not applicable or will not have a material impact on its financial position or results of operations upon adoption.

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

The following potentially dilutive securities outstanding as of March 31, 2016 and 2015 were excluded from consideration in the computation of diluted net loss per share of common stock for the three months ended March 31, 2016 and 2015, respectively, because including them would have been anti-dilutive:

	March 31,
	2016	2015
	(unaudited)
Series A Redeemable Convertible Preferred Stock (as converted)	—	487,494
Series B Redeemable Convertible Preferred Stock (as converted)	—	1,297,100
Series B-1 Redeemable Convertible Preferred Stock (as converted)	—	2,275,733
Series C Redeemable Convertible Preferred Stock (as converted)	—	4,740,992
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	882,150
Common Stock Warrants	31,068	337,133
Stock options	1,375,418	627,745

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(unaudited)
	(in thousands)

Cash and cash equivalents	$42,392	$—	$—	$42,392
Short term investments	33,730	—	—	33,730
Earnout liability	—	—	210	210
	$76,122	$—	$210	$76,332

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$90,763	$—	$—	$90,763
Earnout liability	—	—	214	214
	$90,763	$—	$214	$90,977

The Company’s Level 1 assets include cash and cash equivalents and short term investments. Cash and cash equivalents include bank deposits, certificates of deposit, money market funds and corporate debt securities with a maturity of 90 days or less whose values are considered to approximate fair value due to the short-term nature of the instruments and/or the current interest rates payable in relation to current market conditions. Short term investments are classified as available-for-sale securities and have a maturity greater than 90 days, but less than 1 year, with quoted prices in active markets. The Company’s cash and cash equivalents approximated fair market value at December 31, 2015. The Company’s cash and cash equivalents and short term investments had quoted prices in active markets at March 31, 2016 as shown below:

	March 31, 2016
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(unaudited)
	(in thousands)

Bank deposits and money market funds	$17,399	$—	$17,399

Financial and corporate debt securities	58,664	59	58,723

	$76,063	$59	$76,122

Level 3 liabilities included the fair value of the earnout liability at March 31, 2016 and December 31, 2015.

The methodologies and significant inputs used in the determination of the fair value of the earnout liability were as follows:

	March 31, 2016	December 31, 2015
	Earnout Liability	Earnout Liability
	(unaudited)
	(Dollars in thousands)

Date of Valuation	3/31/2016	12/31/2015
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	50%	50%
Risk-free rate (annual)	.14% - 3.00%	.56% - 3.31%
Time period from valuation until end of earnout	.375 - 9.25	.5 - 9.5
Earnout Target 1	$13,700	$13,700
Earnout Target 2	$18,200	$18,200
Discount rate	8.18% - 11.04%	8.11% - 10.86%
Fair value of liability at valuation date	$210	$214

Significant changes to these assumptions would result in increases/decreases to the fair value of the earnout liability for the periods presented.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Earnout
Liability
(in thousands)
Balance at December 31, 2015	$214

Change in fair value (unaudited)	(4)

Balance at March 31, 2016 (unaudited)	$210

Note 6. Inventories

Inventories at the indicated dates consist of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Raw materials	$1,209	$1,211
Work in progress	485	175
Finished goods	836	1,189

Inventory at cost	2,530	2,575
Inventory reserve	(29)	(55)

	$2,501	$2,520

Note 7. Sale-leaseback transaction

In the aggregate, the Company sold groups of assets for $5.5 million and $795,000 in five separate tranches that occurred in February, July and November 2013, and March 2014, which resulted in a net gains of approximately $2.7 million and $116,000, in the years ended December 31, 2013 and 2014, respectively, and executed capital leases for these assets with repurchase options at the end of each respective lease term. Gains on the transactions are recognized on a straight-line basis over each respective 42-month lease term. For each of the three months ended March 31, 2016 and 2015, approximately $208,000 of the net gain was recognized in other income on the consolidated statements of operations.

Note 8. Intangible assets, net

Intangible assets, net at the indicated dates consist of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)
	(in thousands)

Proprietary modified-release drug delivery technology	$15,600	$15,600
Tussionex ANDA	4,829	4,829
CPI profit sharing	2,043	2,043
Other	784	284

	23,256	22,756
Accumulated amortization	(6,484)	(6,084)

	$16,772	$16,672

The $15.6 million of proprietary modified-release drug delivery technology is being amortized over 20 years. Amortization expense of $195,000 was recorded for both the three months ended March 31, 2016 and 2015.

Prior to the August 28, 2014 acquisition of the rights to Tussionex ANDA from Cornerstone and CPI, the Company, Cornerstone and CPI shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement, and Cornerstone had commercialization rights to the product. The Company paid $4.2 million to Cornerstone and $90,000 of legal fees to buy out its rights to commercialize and derive future profits from the product and entered into an asset acquisition agreement whereby Cornerstone transferred certain assets associated with the product to the Company. In addition, the Company paid $2.0 million to CPI and $43,000 of legal fees to buy out its rights to future profits from the collaboration and entered into an agreement whereby CPI will continue to supply a component of the product.  Additional estimated earnout costs due to Cornerstone of $589,000, recorded at fair value by the Company based upon a valuation provided by a third party valuation firm, were capitalized as part of the purchase price of this intangible asset. This earnout amount was revalued at March 31, 2016, resulting in a $4,000 decrease in the estimated fair value of the earnout which is recorded in other income (expense), net in the Company’s consolidated statement of operations for the three months ended March 31, 2016. This earnout amount was revalued at March 31, 2015, resulting in a $442,000 decrease in the estimated fair value of the earnout which is recorded in other income (expense), net in the Company’s consolidated statement of operations for the three months ended March 31, 2015. This net decrease resulted primarily from new information regarding the projected impact of the DEA’s reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance. These two intangible assets have an expected life of ten years and are being amortized on a straight-line basis beginning September 2014. Total amortization expense related to these intangible assets was $172,000 for each of the three months ended March 31, 2016 and 2015.

Note 9. Other assets

Other assets at the indicated dates consist of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)
	(in thousands)

Patents	$2,329	$2,273
Deposits	216	197

	$2,545	$2,470

Patents utilized in the manufacturing of the Company’s generic Tussionex product which total $231,000 are being amortized over their expected useful life of 10 years. Patents utilized in the manufacturing of Adzenys XR-ODT which total $459,000 are being amortized over their expected useful life of approximately 16 years, beginning with the PDUFA approval of Adzenys XR-ODT on January 27, 2016. For the three months ended March 31, 2016 and 2015, $10,000 and $6,000, respectively, of patent amortization expense was recorded.

Note 10. Long-term debt

Long-term debt at the indicated dates consists of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)
	(in thousands)

Senior debt, net of discount of $1,014 and $1,167	$25,049	$24,895
10% subordinated note payable to a related party	7,170	6,994
Capital leases, maturing through August 2017	1,903	2,355

	34,122	34,244
Less current portion	(2,336)	(7,973)

Long-term debt	$31,786	$26,271

On May 11, 2016, the Company entered into a $60 million senior secured credit facility with entities affiliated with Deerfield Private Design Fund III, L.P. (“Deerfield”) as lenders.  Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017.  Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year (see Note 17). As a result, except for a $0.7 million payment made May 2, 2016, the senior debt and the related party subordinated note payable were classified as long-term debt at March 31, 2016.

Senior debt:  In March 2014, the Company entered into a Loan and Security Agreement (“LSA”) with Hercules Technology III, L.P.,  (“Hercules”), which was subsequently amended in August 2014, September 2014, December 2014 and June 2015. As amended, the LSA provides a total commitment of $25.0 million, available in four draws. Borrowings under the LSA are collateralized by substantially all of the Company’s assets, except the Company’s intellectual property and assets under capital lease. The first draw of $10.0 million, (“Tranche 1”), was issued during March 2014 and was used in its entirety to repay outstanding principal under a previous credit facility. The second draw of $5.0 million, (“Tranche 2”), was issued during September 2014.  The third draw (“Tranche 3”) in the amount of $5.0 million was issued in March 2015.  In June 2015, the fourth and final draw of $5.0 million, (“Tranche 4”), was issued prior to meeting the Tranche 4 milestones.  The Company met the Tranche 4 Milestones stated in the LSA prior to July 31, 2015.

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

The LSA, as amended, also contains certain financial and nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness, repurchase or redeem stock or other equity interest other than pursuant to employee stock repurchase plans or other similar agreements, make investments and engage in transactions with affiliates. Upon an event of default, the lender may declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise its security interests and other rights. As of March 31, 2016 and December 31, 2015, the Company was in compliance with the covenants under the LSA, as amended.

In connection with the LSA, the Company issued the Hercules Warrants which consisted of 60,000 Series C warrants in March 2014 and 110,000 Series C warrants in September 2014 at the then current price of $5.00 per share. The Hercules Warrants became warrants with a term of five years for the purchase of 70,833 shares of common stock at a price of $12.00 per share upon the closing of the Company’s IPO and were therefore reclassified from warrant liability to Additional Paid in Capital within Stockholders’ Equity.

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

End of term charge amortization totaled $83,000 and $75,000 for the three months ended March 31, 2016 and 2015, respectively.  Debt discount amortization to interest expense for the senior debt totaled $71,000 and $64,000 for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2015, the fair values of the Hercules Warrants were remeasured and the change in fair value of approximately $32,000 for the three months ended March 31, 2015 was recorded in other income (expense), net in the Company’s consolidated statements of operations.

10% subordinated related party note:  The Company has an amended and restated subordinated note (the “Note”) in the aggregate principal amount of $5.9 million that was issued by the Company to Essex Capital Corporation (“Essex”) which matures in March 2017.  Interest accrues and adds to the principal balance until such time as the Company achieves positive EBITDA for three consecutive months.  On July 19, 2014, the interest rate on the Note was reduced to 6% for the period from July 19, 2014 through June 28, 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment made by the Company to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party (see Note 16). The Company recorded this amendment as a loan modification.  At each of March 31, 2016 and December 31, 2015, the aggregate principal amount of the Note was $5.9 million, and $1,235,000 and $1,059,000 in interest had been accrued as of March 31, 2016 and December 31, 2015, respectively.

Capital lease obligations to related party:  As described in Notes 7 and 16, during the years ended December 31, 2013 and 2014, the Company entered into agreements with a related party for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $5.5 million and $795,000, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.5% and interest expense on these leases was $78,000 and $138,000 for the three months ended March 31, 2016 and 2015, respectively.

Future principal payments of long-term debt including capital leases, as adjusted to reflect the payments that will be due under the new debt agreement with Deerfield mentioned above, are as follows:

March 31,
Period ending:	2016
(unaudited)
(in thousands)

2016	$2,336
2017	308
2019	15,000
2020	15,000
2021	2,492

Future principal payments	$35,136

Less unamortized debt discount	(1,014)
Less current portion of long-term debt	(2,336)

Total long-term debt	$31,786

Note 11. Common stock and redeemable convertible preferred stock

The following table summarizes the authorized, issued and outstanding shares of the Company by class of stock as of March 31, 2016 and December 31, 2015. All shares have a par value of $0.001 per share:

	March 31, 2016		December 31, 2015
		Issued and		Issued and
	Authorized	Outstanding	Authorized	Outstanding
	Shares	Shares	Shares	Shares
	(unaudited)

Common Stock	100,000,000	16,047,578	100,000,000	16,025,155
Preferred Stock	5,000,000	—	5,000,000	—
Total Shares Issued		16,047,578		16,025,155

Treasury Stock		(9,197)		(9,197)
Total Outstanding Shares		16,038,381		16,015,958
Total Authorized Shares	105,000,000		105,000,000

Reverse Stock Split

On July 10, 2015, the Company filed an amendment to its amended and restated certificate of incorporation, effecting a 1-for-2.4 reverse stock split of the Company’s issued and outstanding shares of common stock as approved by the Company’s board of directors on July 9, 2015.  All issued and outstanding common stock and per share amounts contained in the Company’s financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

Public Offerings and Related Transactions

On July 28, 2015, the Company closed its IPO whereby the Company sold 5,520,000 shares of common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of common stock resulting from the underwriters’ exercise of their over-allotment option at the IPO price on July 23, 2015.  Proceeds from the Company’s IPO, net of underwriting discounts and commissions and other offering costs, were $75.0 million. Upon the closing of the Company’s IPO, all of the Company’s Preferred Shares converted into shares of the Company’s Common Stock, all such Preferred Shares were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those Preferred Shares were cancelled including the right to receive undeclared accumulated dividends. Each of the following occurred in connection with the closing of the Company’s IPO on July 28, 2015:

•                     Following the 1-for-2.4 reverse stock split of the Company’s common stock effected on July 10, 2015 each share of Series C preferred stock converted into 0.41667 shares of common stock resulting in the conversion of all outstanding shares of convertible preferred stock into 9,217,983 shares of the Company’s common stock;

•                     the conversion of the Hercules Warrants to purchase 170,000 shares of Series C preferred stock into warrants to purchase 70,833 shares of the Company’s common stock and the resultant reclassification of the warrant liability to Additional Paid in Capital within Stockholders’ Equity; and

•                     the net exercise of outstanding Series C warrants issued in conjunction with the Series C preferred stock financing to purchase 947,185 shares of Series C preferred stock for 78,926 shares of the Company’s common stock.

The Company had classified its classes of redeemable convertible preferred stock as mezzanine equity based upon the terms and conditions which contain various redemption and conversion features.

In connection with the sale of shares of the Company’s Series B-1 Redeemable Convertible Preferred Stock (“Series B-1”), the Series B-1 investors also received warrants to purchase 389,474 shares of common stock at an exercise price of $0.0024 per share (“Series B-1 warrants”). In 2015, the Company issued a total of 286,968 shares of its common stock upon the exercise of Series B-1 warrants held by several investors at an exercise price of $0.0024 per share. During the three months ended March 31, 2016, the Company issued a total of 19,090 shares of its common stock upon the exercise of Series B-1 warrants held by several investors at an exercise price of $0.0024 per share. As of March 31, 2016, Series B-1 warrants to purchase 31,068 shares of common stock remained outstanding, and expire on May 27, 2016. (See Note 17).

Between December 2014 and March 2015, the Company closed on an additional Series C preferred stock financing raising a total of $20.6 million, including $7.5 million in December 2014 and $13.1 million during the three months ended March 31, 2015.  The Company issued 1,499,935 shares in December 2014 and 2,624,936 shares during the three months ended March 31, 2015 of Series C preferred stock.  In addition, the Company issued a Series C warrant to purchase one additional share of Series C preferred stock at a purchase price of $5.00 per share for every two purchased shares of Series C preferred stock, provided the investor purchased its pro-rata share of the Series C preferred stock. In the event that the Company’s Series C preferred stock converted into common stock or another class of the Company’s stock (“Conversion Stock”) during the warrant exercise period, then the warrants would become exercisable for the Conversion Stock and the exercise price of those warrants was to be ratably adjusted. The Company issued Series C warrants to purchase 749,967 shares of Series C preferred stock in December 2014 and 1,197,218 shares of Series C preferred stock during the first two months of 2015 (see warrant liability section below).  From June 30, 2015 through July 27, 2015, the Company issued a total of 1,000,000 shares of its Series C preferred stock to several investors upon the exercise of warrants held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5 million.

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

The Series C preferred stock, Series B-1 preferred stock and Series B preferred stock were to be redeemable on November 1, 2017, and their carrying value was being accreted to the minimum redemption value of $5.00 per share or $57,642,000, $27,309,000 and $15,565,000, respectively, over the period from issuance through November 1, 2017 using the effective interest method for issuances through the IPO effective date. The amount of accretion recorded for each of the Series C preferred stock, Series B-1 preferred stock and Series B preferred stock for the three months ended March 31, 2015 was $236,000, $164,000 and $85,000, respectively.

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

At March 31, 2015, the Series C warrant fair values were remeasured and a reduction in fair value of approximately $234,000 was recorded in other income (expense), net in the Company’s consolidated statements of operations.

On the IPO effective date of July 22, 2015, the Series C warrant fair values were remeasured for a final time and an increase in fair value of approximately $1,698,000 for the year-to-date was recorded in other income (expense), net in the Company’s consolidated statements of operations. Upon the closing of the Company’s IPO, all of the shares of the Company’s redeemable convertible preferred stock (“Preferred Shares”) were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those Preferred Shares were cancelled including the right to receive undeclared accumulated dividends. On the IPO closing date, all outstanding shares of redeemable preferred stock converted into 9,217,983 shares of common stock and all remaining outstanding Series C warrants issued in conjunction with purchases of Series C preferred stock were net exercised at the IPO price for 78,926 shares of common stock.

Note 12. Stock options, restricted stock and performance stock options

In July 2015, the Company adopted the Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan (“2015 Plan”) which became effective immediately prior to the closing of the IPO and initially had 767,330 shares of common stock reserved for issuance. On January 1, 2016 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2015 Plan shall be cumulatively increased by five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2015 Plan. Accordingly, on January 1, 2016, the Company added 800,797 shares to the option pool. The 2015 Plan superseded the Neos Therapeutics, Inc. 2009 Equity Plan (“2009 Plan”), originally adopted in November 2009 and which had 1,375,037 shares for reserved and available for issuance. Effective upon closing of the IPO, the Company’s board of directors determined not to grant any further awards under the 2009 Plan. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s compensation committee. The Company’s compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s compensation committee may delegate authority to grant certain awards to the Company’s chief executive officer. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised options under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vest over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over a four-year period. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2015, 1,389 shares related to forfeited 2009 Plan options and 9,197 shares related to the surrender of restricted stock were added to the shares available under the 2015 Plan. During the three months ended March 31, 2016, 5,000 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of March 31, 2016, 940,369 shares of common stock remain available for grant under the 2015 Plan.

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

The weighted-average key assumptions used in determining the fair value of options granted during the periods indicated are as follows:

Three Months
Ended March 31,
2016
(unaudited)

Estimated dividend yield	0%
Expected stock price volatility	60%
Weighted-average risk-free interest rate	1.31%
Expected life of option in years	6.25
Weighted-average option fair value at grant	$5.825

Total compensation cost that has been charged to general and administrative expense related to stock options was $600,000 and $74,000 for the three months ended March 31, 2016 and 2015, respectively.  At March 31, 2016, there was $7.3 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.9 years.  For the three months ended March 31, 2016, the Company issued 3,333 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $1,000 and realized no tax benefit from the exercised stock options.

A summary of outstanding and exercisable options as of March 31, 2016 and December 31, 2015 and the activity from December 31, 2015 through March 31, 2016, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2015	1,352,283	$13.607	$964

Exercisable at December 31, 2015	229,000	$3.385	$2,504

Granted (unaudited)	75,000	$10.320
Exercised (unaudited)	(3,333)	0.320
Expired, forfeited or cancelled (unaudited)	(48,532)	23.833

Outstanding at March 31, 2016 (unaudited)	1,375,418	$13.099	$—

Exercisable at March 31, 2016 (unaudited)	270,207	$4.530	$1,691

The weighted-average remaining contractual life of options outstanding and exercisable on March 31, 2016 was 8.8 and 7.4 years, respectively. The option exercise price for all options granted January 1, 2016 through March 31, 2016 was $10.32 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2015 was 8.9 and 7.3 years, respectively. The option exercise price for all options granted in the year ended December 31, 2015 ranged from $9.32 to $25.50 per share.

Restricted stock:  Under the 2009 Plan, the Company granted restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months.

The Company did not issue any shares of restricted stock for the year ended December 31, 2015 or for the three months ended March 31, 2016. Restricted stock compensation cost of $23,000 for each of the three months ended March 31, 2016 and 2015, respectively, has been charged to general and administrative expenses.  At March 31, 2016 and 2015, there was $139,000 and $233,000, respectively, of unrecognized compensation cost related to restricted stock. No vested restricted stock awards were settled during the three months ended March 31, 2016. On October 16, 2015, the Company settled in cash certain vested restricted stock awards having a value of $658,000 and the Company realized a tax benefit of $224,000. On October 16, 2015, 9,197 shares of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock.  The fair value of such shares was determined to be $18.54 per share, the closing price of the Company’s stock on such date.

The Company had 71,025 shares of unvested restricted stock with a weighted average fair value of $2.55 as of March 31, 2016 and December 31, 2015.  For the three months ended March 31, 2016, there were no shares of restricted stock granted, vested or forfeited.

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

Note 14. Commitments and contingencies

Operating lease:  The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations which commenced on May 1, 2016. The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1,192,000 and $1,166,000 at March 31, 2016 and December 31, 2015, respectively. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses for the Grand Prairie facility was $57,000 and $59,000 for the three months ended March 31, 2016 and 2015, respectively. Rent expense for these leases, excluding the share of operating expenses, was $253,000 and $218,000 for the three months ended March 31, 2016 and 2015, respectively.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”).  The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee.  The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $252,000 of bonus expense for the three months ended March 31, 2016.

Note 15. License agreements

On July 23, 2015, the Company entered into a Settlement Agreement and an associated License Agreement with Shire LLC for a non-exclusive license to certain patents for certain activities with respect to the Company’s New Drug Application No. 204326 for an extended-release orally disintegrating amphetamine polistirex tablet (“Neos NDA”). In accordance with the terms of the Agreement, following the receipt of the approval from the FDA for Adzenys XR-ODT, the Company paid a lump sum, non-refundable license fee of an amount less than $1.0 million on February 26, 2016. This license fee was capitalized as an intangible asset and is being amortized over the life of the longest associated patent. The Company will also pay a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents. The royalties will be recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

Note 16. Related party transactions

At March 31, 2016 and December 31, 2015, the Company was obligated under a $5,935,000 long-term subordinated note (“Note”) that was issued by the Company to Essex. See Note 10 for further details. On July 21, 2014, the Company, Essex and a third party entered into a Settlement Agreement and Release of Claims Agreement resolving certain issues and disputes whereby Essex paid $256,000 to the third party, the Company paid Essex $128,000 and Essex agreed to reduce the interest rate on the Note from 10% to 6% beginning on July 19, 2014 until such time as the Company recovered the full amount of its payment to Essex, which ended on June 28, 2015, at which time the interest rate on the Note returned to 10%. The third party released both Essex and the Company from any and all claims.

As described in Note 7, in 2012, the Company negotiated financing arrangements with a related party that provided for the sale-leaseback of up to $6.5 million of the Company’s property and equipment. In 2013, the Company executed four transactions totaling $5.5 million and in March 2014, the Company completed the final tranche of the sale-leaseback arrangement, raising an additional $795,000.

Note 17. Subsequent events

Between April 1 and May 13, 2016, the Company issued 1,205 shares of its common stock to an investor upon the exercise of Series B-1 warrants held by those investors at an exercise price of $0.0024 per share (see Note 11).

In April 2016, the Company’s board of directors authorized the grant of options to purchase 391,595 shares of common stock to its employees.

On May 11, 2016, the Company entered into a $60 million senior secured credit facility with entities affiliated with Deerfield Private Design Fund III, L.P. as lenders.  Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017.  Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements for the years ended December 31, 2015 and 2014 and notes thereto included in our Annual Report on Form 10-K as filed with the SEC on March 18, 2016. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

We plan to focus on commercialization in the United States using our own commercial infrastructure. We are manufacturing Adzenys XR-ODT, and, if approved, intend to manufacture Cotempla XR-ODT and NT-0201 in our current Good Manufacturing Practice, or cGMP, and U.S. Drug Enforcement Administration, or DEA-registered manufacturing facilities, thereby obtaining our products at cost without manufacturer’s margins and better controlling supply quality and timing. We currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $12.6 million and $30.8 million for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, we had an accumulated deficit of approximately $129.4 million and $116.8 million, respectively. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•                  seek regulatory approval for our product candidates;

•                  build commercial infrastructure to support sales and marketing for Adzenys XR-ODT and, if approved, our product candidates;

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

On May 11, 2016, we entered into a $60 million senior secured credit facility with entities affiliated with Deerfield Private Design Fund III, L.P. as lenders.  Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017.  Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year.

We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all, or that we will be able to successfully commercialize our product candidates. In addition, we may not be profitable even if we succeed in commercializing Adzenys XR-ODT and, if approved, any of our product candidates.

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

We historically had generated revenue from manufacturing, development and profit sharing from a development and manufacturing agreement until we terminated our development and manufacturing agreement in August 2014. As a result of our acquisition of the rights to commercialize and derive future profits from the Tussionex ANDA, we have utilized our manufacturing capability to derive revenue directly from sales made by us, rather than through a commercial partner. Sales of our generic Tussionex are seasonal and correlate with the cough and cold season.

In the future, we will seek to generate revenue from product sales of Adzenys XR-ODT and, if approved, our two late-stage branded product candidates. We do not expect to generate any significant revenue unless or until we commercialize our product candidates. The Company is currently producing inventory to support the commercial launch of Adzenys XR-ODT announced on May 16, 2016. If we fail to effectively launch our marketing plans for Adzenys XR-ODT or to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our inability to generate future revenue from product sales may adversely affect our results of operations and financial position.

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
	(in thousands)
NT-0102 Cotempla XR-ODT	$256	$2,419
NT-0201 Amphetamine Liquid	75	48
NT-0202 Adzenys XR- ODT	425	34
Other Research and Development Activities (1)	1,585	1,819
	$2,341	$4,320

(1) Includes unallocated product development cost, salaries and wages, occupancy and depreciation and amortization.

We expect that our research and development expenses will fluctuate over time as we seek regulatory approval of our two ADHD product candidates and explore new product candidates, but will decrease as a percentage of revenue if Adzenys XR-ODT is commercially successful or any of our product candidates are approved and commercially successful. We expect to fund our research and development expenses from our current cash and cash equivalents, a portion of the net proceeds from our IPO and debt financing and revenues, if any, from Adzenys XR-ODT and, if approved, our product candidates.

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

On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. We expect to resubmit an

NDA for Cotempla XR-ODT and submit an NDA for NT-0201, our amphetamine XR liquid suspension, in the fourth quarter of 2016. Any further actions required by the FDA may result in further research and development expenses. For additional information regarding the FDA review process, including the Prescription Drug User Fee Act, see “Government Regulation—NDA and FDA review process.”

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs for personnel, pre-commercialization activities for Adzenys XR-ODT and our product candidates, trade sales expenses for our generic Tussionex and commercial sales organization costs incurred in preparation for the launch of Adzenys XR-ODT. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care relations, sales planning and market data and analysis.

We expect that our selling and marketing expenses will increase with the commercialization of Adzenys XR-ODT and, if approved, our product candidates, particularly as we move to a business model in which we commercialize our own products in the United States.

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

We anticipate that our general and administrative expenses will increase due to increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs, as well as accounting and compliance costs to support the commercialization of Adzenys XR-ODT and, if approved, our product candidates.

Interest expense, net

Interest income consists of interest earned on our cash and cash equivalents and short-term investments. The primary objective of our investment policy is liquidity and capital preservation.

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

Other income (expense), net

Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. These sale-leaseback financings occurred in five separate transactions, each with a 42-month lease term. The gains on the transactions are being recognized on a straight-line basis over the respective 42-month lease term (see Note 7 in the notes to our financial statements above). Other income and expense also included changes resulting from the remeasurement of the fair values of our earnout liability and our warrant liabilities through the effective date of the IPO, July 22, 2015.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

The following table summarizes our revenues for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Product	$2,583	$428	$2,155	503.5%

Total product revenues were $2.6 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, all of which was generated from net sales of our generic Tussionex for which we acquired all commercialization and profit rights in August 2014.  The $2.2 million increase in product revenues primarily resulted from sales to a large pharmacy chain in 2016, which was initiated in the second fiscal quarter of 2015.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Cost of Goods Sold	$2,272	$1,095	$1,177	107.5%

The total cost of goods sold was $2.3 million for the three months ended March 31, 2016, an increase of $1.2 million or 107.5%, from the $1.1 million for the three months ended March 31, 2015.  This increase was primarily due to $1.0 million increase in raw material costs due to the increased sales of Tussionex and a $0.2 million increase in other cost of goods sold, principally due to $0.1 million of increased lab and manufacturing supplies and $0.1 million of expensed tooling.

Research and development expenses

The following table summarizes our research and development expenses for three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Research and Development Expenses	$2,341	$4,320	$(1,979)	(45.8)%

Research and development expenses were $2.3 million for the three months ended March 31, 2016, a decrease of $2.0 million or 45.8%, from the $4.3 million for the three months ended March 31, 2015. This decrease was primarily due to a $2.3 million FDA filing fee for the NDA for Cotempla XR-ODT submitted in January 2015, partially offset by a $0.3 million accrual of the FDA finished-drug fee for Adzenys XR-ODT subsequent to the PDUFA approval in January 2016.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Selling and Marketing	$6,284	$326	$5,958	1,827.6%

The total selling and marketing expenses were $6.3 million for the three months ended March 31, 2016, an increase of $6.0 million or 1,827.6%, from the $0.3 million for the three months ended March 31, 2015.  Selling and marketing professional services increased by $4.4 million due to commercial sales organization start-up costs, market research and data analysis and advertising agency costs, marketing professional services, managed care research and marketing and non-personal promotion incurred in 2016 for Adzenys XR-ODT. Salary and compensation expense increased $1.2 million and recruiting fees increased $0.2 million due to the build out of our sales and marketing management as part of pre-commercialization efforts for Adzenys XR-ODT. In addition, selling and marketing travel expenses increased $0.2 million related to these pre-commercialization activities.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
General and Administrative	$3,550	$1,337	$2,213	165.5%

The total general and administrative expenses were $3.5 million for the three months ended March 31, 2016, an increase of $2.2 million or 165.5%, from the $1.3 million for the three months ended March 31, 2015.  Salary and compensation expense increased $1.1 million in the three months ended March 31, 2016 primarily due a $0.5 million increase in compensation related to share-based payments and a $0.5 million increase in 2016 principally due to the addition of personnel to handle the administrative and compliance work associated with being a public company. Also, professional fees increased $0.8 million in 2016 primarily for legal, audit, tax, public filing and recruiting services. In addition, general and administrative expenses increased by $0.2 million in 2016 for officers insurance policy premium in 2016 as a result of completing our IPO and $0.1 million for board of directors fees and expenses.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Interest Expense, Net	$961	$757	$204	26.9%

The total interest expense was $1.0 million for the three months ended March 31, 2016, an increase of $0.2 million or 26.9%, from the $0.8 million for the three months ended March 31, 2015. The $0.2 million increase resulted from $0.2 million higher interest on senior debt due to the increased debt in 2016, $0.1 million increased interest on the subordinated debt due to the temporary reduction in 2015 in the interest rate on the note from 10% to 6% pursuant to the Settlement and Release of Claims Agreement with Essex and a third party (see Note 16 in the notes to our financial statements above), which were partially offset by a $0.1 million decrease consisting of a reduction in capital lease interest due to the reduced capital lease balances resulting from ongoing lease payments and interest income on short term investments.

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Other Income, net	$211	$851	$(640)	(75.2)%

Other income, net was $0.2 million for the three months ended March 31, 2016, a decrease of $0.6 million or 75.2%, from the $0.8 million for the three months ended March 31, 2015. This decrease reflects the change in 2015 in the fair values of the earnout liability and the warrant liabilities due to the projected impact of the DEA’s reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance and a review of the anticipated launch dates of our three ADHD product candidates. In 2016, as a result of our IPO, the warrants are no longer being revalued at each balance sheet date (see Note 3 — Warrants in the notes to our financial statements above).

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

On May 11, 2016, we entered into a $60 million senior secured credit facility with entities affiliated with Deerfield Private Design Fund III, L.P. as lenders.  Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017.  Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year.

As of March 31, 2016, we had $42.4 million in cash and cash equivalents and $33.7 million in short-term investments. Between December 2014 and February 2015, we issued and sold 4,124,871 shares of Series C redeemable convertible preferred stock, or Series C preferred stock, for net proceeds of $20.6 million, of which $7.5 million was received in the December 31, 2014 and $13.1 million was received in the first three months of 2015. Between June 30 and July 27, 2015, we issued 1,000,000 shares of our Series C preferred stock to several investors upon the exercise of warrants for Series C preferred stock held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5.0 million. On March 13, 2015, we received an advance of $5.0 million under our senior debt facility as a result of achievement of a certain regulatory milestone. In addition, on June 10, 2015, we drew down the final $5 million tranche under our senior debt facility prior to meeting the milestones associated with that tranche.  We believe that our existing cash will be sufficient to fund our operations for at least the next 12 months.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)
	(unaudited)
	(in thousands)
Net Cash (used in) provided by:
Net Cash used in operating activities	$(12,972)	$(7,614)	$(5,358)
Net Cash (used in) provided by investing activities	(34,948)	2,780	(37,728)
Net Cash (used in) provided by financing activities	(451)	17,660	(18,111)
Net (decrease) increase in cash and cash equivalents	$(48,371)	$12,826	$(61,197)

Cash used in operating activities

Net cash used in operating activities during these periods primarily reflected our net losses and changes in working capital, partially offset by non-cash charges including depreciation expense, amortization of intangible assets net of amortized gain on sale of equipment, changes in fair value of warrant and earnout liabilities, and share-based compensation expense.

Net cash used in operating activities was $13.0 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively. The $5.4 million increase in net cash used from operating activities was primarily due to the $6.1 million increase in our net losses, as discussed above, and a $0.7 million increase in the usage of cash from working capital changes, partially offset by a $1.4 million increase in noncash items. The increase in usage of cash from working capital changes resulted from a $2.8 million increase in cash usage for accounts receivable associated with increased sales of our generic Tussionex, a $2.0 million increase in usage of cash for other current assets primarily for advance deposits on packaging equipment and prelaunch training meetings and payments in excess of completed work on the bioequivalence clinical trial for Cotempla XR-ODT, partially offset by a net $2.9 million increase in accounts payable and accrued expenses due to the timing of vendor invoicing and payments and a net $1.1 million increase in contract sales organization payable for the initial establishment of the Adzenys XR-ODT contract sales force. The decrease in noncash items was principally due to the changes in the fair value of the warrant and earnout liabilities in 2015, an increase in share-based compensation expense, an increase in the interest accrued on the related party note payable due to the effect of the Settlement Agreement and Release of Claims Agreement in 2015 (see Note 16 in the notes to our financial statements above) and the net unrealized gain on short term investments in 2016.

Cash (used in) provided by investing activities

Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash used by investing activities was $34.9 million for the three months ended March 31, 2016 primarily due to the $33.7 million net purchase of short term investments, $0.7 million of capital expenditures principally for equipment to be used in the production and testing of Adzenys XR-ODT and, if approved, our other product candidates and a new ERP system and $0.5 million for fees related to a license associated with the commercialization of Adzenys XR-ODT. Net cash provided by investing activities of $2.8 million for the three months ended March 31, 2015 was primarily due to the net sale of short term investments, partially offset by a $0.2 million of capital expenditures in 2015 in association with the expansion of our controlled substances vault.

Cash (used in) provided by financing activities

Net cash used in financing activities of $0.5 million in the three months ended March 31, 2016 resulted from principal payments under the sales leasebacks. Net cash provided by financing activities of $17.7 million for the three months ended March 31, 2015 was related to proceeds of $13.1 million, net of issuance costs, received from the sale of 2,624,936 shares of our Series C preferred stock and proceeds from the third draw of $5.0 million, or Tranche 3, under the LSA as a result of our achievement of a certain regulatory milestone, partially offset by $0.4 million of principal payments under the sales leasebacks.

Credit facilities

In March 2015, we entered into an LSA with Hercules which was subsequently amended in August 2015, September 2015, December 2015 and June 2015. As amended, the LSA provides a total commitment of $25.0 million, available in four draws. Borrowings under the LSA are collateralized by substantially all of our assets, except our intellectual property and assets under capital lease. The first draw of $10.0 million (“Tranche 1”), was issued during March 2015 and was used in its entirety to repay outstanding principal under a previous credit facility. The second draw of $5.0 million (“Tranche 2”), was issued in September 2015. The third draw (“Tranche 3”) in the amount of $5.0 million was issued in March 2015. In June 2015, we further amended the LSA and the fourth draw of $5.0 million (“Tranche 4”), was issued prior to achieving the Tranche 4 milestones. The Company met the Tranche 4 Milestones stated in the LSA prior to July 31, 2015.

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

The LSA, as amended, also contains certain financial and nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness, repurchase or redeem stock or other equity interest other than pursuant to employee stock repurchase plans or other similar agreements, make investments and engage in transactions with affiliates. Upon an event of default, the lender may declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise its security interests and other rights. As of March 31, 2016, we were in compliance with the covenants under our LSA, as amended.

In December 2011, we issued to Essex Capital Corporation, (“Essex”), a subordinated note (“Note”), in the aggregate principal amount of $5.8 million. Interest accrues and adds to the principal balance until such time as we achieve positive EBITDA for three consecutive months. In June 2012, we amended and restated the Note, resulting in an extension of the maturity date from June 2015 to March 2017 and the conversion of $1.0 million of outstanding principal amount into 200,000 shares of our Series B redeemable convertible preferred stock. The conversion was executed in December 2012 and the Note was amended to reflect the new aggregate principal amount of $5.3 million. In December 2013, the Note was amended and restated to reflect the addition of accrued interest due at maturity with a new aggregate principal amount of $5.9 million. In July 2015, the interest rate on the Note was reduced to 6% for the period from July 2015 through June 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment which we made to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party. This agreement resolved certain issues and disputes whereby Essex paid $256,000 to the third party, we paid Essex $128,000 and Essex agreed to reduce the interest rate on the Note from 10% to 6% for the July 2015 through June 2015. The third party released both Essex and us from any and all claims.  As of March 31, 2016, the aggregate principal amount of the Note was $5.9 million and $1,235,000 in interest had been accrued through March 31, 2016.

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

On May 11, 2016, we entered into a $60 million senior secured credit facility with entities affiliated with Deerfield Private Design Fund III, L.P. as lenders.  Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017.   Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year.

Capital resources and funding requirements

We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all, or that we will be able to successfully commercialize Adzenys XR-ODT or, if approved, our product candidates. In addition, we may not be profitable even if we succeed in commercializing Adzenys XR-ODT or, if approved, any of our product candidates. We expect to continue to incur operating losses in the future over the next several years as we seek regulatory approval for our product candidates and build commercial infrastructure to support sales and marketing of Adzenys XR-ODT or, if approved, our product candidates. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

•                  the costs and timing involved in obtaining regulatory approvals for our product candidates;

•                  the timing and number of product candidates for which we obtain regulatory approval;

•                  the costs of developing our sales, marketing and distribution capabilities;

•                  the market acceptance of our products and, if approved, product candidates and related success in commercializing and generating sales from our products and, if approved, product candidates;

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

While our significant accounting policies are described in more detail in Note 3 to the notes to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

Revenue is generated from product sales, recorded on a net sales basis in consideration of product returns, Medicaid rebates and wholesaler chargebacks, each of which is described in more detail below. Product revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price to the buyer is fixed and determinable; and collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if the price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid for the product, or the buyer is obligated to pay for the product and the obligation is not contingent on resale of the product, the buyer’s obligation to pay would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by us, we do not have significant obligations for future performance to directly bring about resale of the product by the buyer and the amount of future returns can be reasonably estimated.

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

We reported share-based compensation expense for stock options granted to employees in our consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
	(in thousands)
General and Administrative
Options	$600	$74
Restricted Stock	23	23

	$623	$97

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

Three Months
Ended March 31,
2016
(unaudited)

Estimated dividend yield	0%
Expected stock price volatility	60%
Weighted-average risk-free interest rate	1.31%
Expected life of option in years	6.25
Weighted-average option fair value at grant	$5.825

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

After the closing of our IPO, our board of directors has determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

Intangible assets

Intangible assets subject to amortization, which principally include our proprietary modified-release drug delivery technology and the costs to acquire the rights to Tussionex ANDA, are recorded at cost and are amortized over the estimated lives of the assets, which primarily range from 10 to 20 years.

Warrant liability

We account for our warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on our balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net, in the statements of operations. Our Series C warrants and Hercules Warrants were classified as liabilities, and we estimated the fair value of these liabilities using option pricing models and assumptions that were based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, contractual term, dividend yield, and risk-free interest rate (see Notes 5, 10 and 11 in the notes to our financial statements above).  In connection with the completion of our IPO, all the outstanding Series C warrants and Hercules Warrants automatically converted into warrants to purchase shares of common stock. Upon closing the IPO, the Series C warrants were exchanged in a cashless exercise for 947,185 shares of Series C preferred stock which converted into 78,926 shares of our common stock.  The Hercules Warrants to purchase 170,000 pre-split shares of Series C preferred stock were converted into warrants to purchase 70,833 shares of the Company’s common stock and the warrant liability was reclassified to Additional Paid in Capital within Stockholders’ Equity because the converted warrants met the definition of an equity instrument under derivative accounting guidance.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

On May 11, 2016, the Company entered into a $60 million senior secured credit facility with entities affiliated with Deerfield Private Design Fund III, L.P. (“Deerfield”) as lenders.  Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017.   Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year (see Note 17). The following tables reflect summaries of our estimates of future material contractual obligations as of March 31, 2016, as adjusted to reflect the payments which will be due under the new senior secured credit agreement with Deerfield and the related end of term and prepayment fees under the LSA on a proforma basis. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr	1-3 Yrs.	3-5 Yrs	Thereafter
	(unaudited)
	(In thousands)
Deerfield Senior Secured Credit Facility	96,817	8,343	15,756	40,306	32,412
Loan and Security Agreement Payments and Fees	$2,520	$2,520	$—	$—	$—
Capital Leases for Equipment	2,064	1,744	320	—	—
Earnout Liability	210	—	—	—	210
Operating Lease for Facility	8,774	919	1,911	1,973	3,971
Pennsylvania Office Space Lease	752	132	297	310	13
	$111,137	$13,658	$18,284	$42,589	$36,606

We had drawn down $25.0 million of the LSA, as amended, as of March 31, 2016. The payments above are inclusive of related interest amounts as of March 31, 2016.

In addition to the commitments shown above, in response to a lawsuit brought against us by Shire LLC, or Shire, for infringement of certain of Shire’s patents, we entered into a settlement agreement and an associated license agreement with Shire for a non-exclusive license to certain patents for certain activities with respect to our NDA No. 204326 for an extended-release orally disintegrating amphetamine Polistirex tablet in July 2014. Under the terms of the license agreement, after receiving regulatory approval by the FDA of our NDA for Adzenys XR-ODT, in the first quarter of 2016, we paid a lump sum, non-refundable license fee of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We will also pay a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents. Due to the uncertainty of when or if these royalties will be made, they are not presented in the table above. The royalties will be recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of March 31, 2016, we had cash and cash equivalents of $42.4 million and short-term investments of $33.7 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents and short-term investments portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

ITEM 4.                 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

ITEM 1A.        RISK FACTORS.

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our other public filings, before making a decision to invest in our common stock. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be harmed. In that event, the trading price of our common stock could decline, and you may lose part or all of your investment.

RISKS RELATED TO COMMERCIALIZATION

We are heavily dependent on the success of Adzenys XR-ODT and our product candidates, Cotempla XR-ODT and NT-0201. We have never generated any revenues from the sales of Adzenys XR-ODT or any of our product candidates, and we may never achieve or maintain profitability.

Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR-ODT and, if approved, our product candidates. We have only generated revenues from the sale of our generic Tussionex and contract manufacturing, which contract manufacturing operations were discontinued in 2013. We have not generated any revenues from product sales of Adzenys XR-ODT or our product candidates and have incurred significant operating losses.

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

To date, we have expended significant time, resources, and effort on the development of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, and a substantial majority of our resources are now focused on preparing for the commercial launch in the United States of Adzenys XR-ODT announced on May 16, 2016, and, if approved, Cotempla XR-ODT by the third quarter of 2017, and NT-0201 in the fourth quarter of 2017. Accordingly, our ability to generate significant product revenue will depend almost entirely on our ability to successfully commercialize Adzenys XR-ODT and to obtain final marketing approval for and successfully commercialize Cotempla XR-ODT and NT-0201. We may not sell Cotempla XR-ODT or NT-0201 in the United States until the FDA grants final marketing approval and, therefore, our planned commercial launch of Cotempla XR-ODT and NT-0201 in the United States could experience unanticipated delays or problems and may be prohibited altogether.

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

In addition, we have begun, and will need to continue, investing substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel to support the planned commercial launch of Adzenys XR-ODT announced on May 16, 2016, and, if approved, Cotempla XR-ODT and NT-0201. We have committed and will continue to commit these additional resources prior to obtaining final approval of any of Cotempla XR-ODT or NT-0201 from the FDA. If we are unable to successfully obtain final FDA approval of any of our product candidates or complete these activities, or experience unanticipated delays or problems, our costs could substantially increase and our business, financial condition and results of operations will be adversely affected. In addition, we have certain revenue expectations with respect to the sale of Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201. If we cannot successfully commercialize and achieve those revenue expectations with respect to Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, our anticipated revenues and liquidity will be materially adversely impacted.

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

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Shire under the brand name Adderall XR, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, and by Novartis under the brand names Focalin XR and Ritalin LA. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Shire, Noven, Alcobra, Highland Therapeutics, Sunovian and Neurovance. Pfizer, in collaboration with Tris Pharmaceuticals, or Tris, is working in this space to reformulate existing methylphenidate medications and recently received approval for a QuilliChew ER, methylphenidate-based XR chewable. Tris is also working with amphetamine medications and recently received approval for Dyanavel XR, an amphetamine based XR-liquid suspension for the treatment of ADHD. Rhodes Pharmaceuticals recently received approval for Aptensio XR, a methylphenidate capsule for the treatment of ADHD.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug delivery technologies that are more effective or less costly than our XR-ODT or XR liquid suspension, or any product candidate that we are currently developing or that we may develop. In addition, our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our products, or the nonclinical studies or clinical trials that support their approval, contain deficiencies or that new regulatory requirements be placed on the product candidate or drug class of the product candidate. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

We must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to applicable parts of the FDA’s Good Laboratory Practices, or GLP, and cGMP requirements enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure to comply with cGMP requirements or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. In order to meet anticipated demand for Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, we have installed specialized processing equipment in our Grand Prairie, Texas facilities, which we believe will produce sufficient quantities of Adzenys XR-ODT and if approved, Cotempla XR-ODT and NT-0201, for commercialization. We purchase raw materials and components from various suppliers in order to manufacture Adzenys XR-ODT, Cotempla XR-ODT and NT-0201. If we are unable to source the required raw materials from our suppliers, or if we do not obtain DEA quotas or receive inadequate DEA quotas, we may experience delays in manufacturing Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, and may not be able to meet our customers’ demands for Adzenys XR-ODT, Cotempla XR-ODT and NT-0201.

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

Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, a former officer of the Company who was, at the time, PharmaFab’s president, and Russ McMahen, our Vice President of Scientific Affairs, who held a similar position at the time with PharmaFab, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation, or DESI, drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab’s place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship our generic Tussionex and drug products for our clinical trials. Although we have concluded the annual audit program prescribed by the Consent Decree entered into by our predecessor, our facilities may be inspected by the FDA at any time as a result of the Consent Decree. Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA’s Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree. Although we may apply for relief from the Consent Decree in the future, there is no guarantee that such relief will be granted or that we will be in compliance with the requirements of the Consent Decree.

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

Other third parties may seek approval to manufacture and market their own versions of extended-release amphetamine or methylphenidate in patient-friendly dosage forms for the treatment of ADHD in the United States. If any of these parties obtain FDA approval of such a competitive product before we do, they may be entitled to three years of marketing exclusivity. Such exclusivity would, for example, delay the commercialization of Cotempla XR-ODT and, as a result, we may never achieve significant market share for this product. Consequently, revenues from product sales of these products would be similarly delayed and our business, including our development programs, and growth prospects would suffer. Even if any of our product candidates are approved before a competitor, we may not be entitled to any marketing exclusivity and, other than under circumstances in which third parties may infringe or are infringing our patents, we may not be able to prevent the submission or approval of another full NDA for any competitor’s product candidate.

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

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for our product or, if approved, product candidates their commercial success may be severely hindered.

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

In addition, the market for Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

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

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. We face a risk of product liability exposure related to the testing of our product candidates in clinical trials and will face even greater risks upon any commercialization by us of our products and product candidates. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products.

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

Our business and future success are substantially dependent on our ability to successfully commercialize Adzenys XR-ODT, and our ability to timely obtain regulatory approval for and commercialize our product candidates, Cotempla XR-ODT and NT-0201, for the treatment of ADHD, and any other product candidates that we may identify and pursue. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. Satisfaction of regulatory requirements can be protracted, is dependent upon the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources. For example, on November 10, 2015, we announced that we received a Complete Response Letter from the FDA for our NDA for Cotempla XR-ODT. We will need to satisfactorily address the deficiencies the FDA identified or may identify in the future in order to obtain the FDA’s approval of our NDA. We cannot predict whether we will obtain regulatory approval to commercialize our product candidates, and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. Any delay or setback in the regulatory approval or commercialization of any of these product candidates could adversely affect our business.

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

On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. If we are unable to satisfactorily address the agency’s concerns, the FDA could deny approval of our NDA for Cotempla XR-ODT.

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

We intend to submit to the FDA an NDA for NT-0201, which will be indicated for the treatment of ADHD, in the fourth quarter of 2016. Within 60 days of the agency’s receipt of an NDA, the FDA will make a threshold determination of whether the NDA is sufficiently complete to permit a substantive review. This 60-day review is referred to as the filing review. If the NDA is sufficiently complete, the FDA will file the NDA. If the agency refuses to file the NDA, it will notify us and state the reason(s) for the refusal. The FDA may refuse to file an NDA for various reasons, including, but not limited to, if:

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

We intend to seek FDA approval through the 505(b)(2) regulatory approval pathway for each of our product candidates described in this Quarterly Report on Form 10-Q. The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, added 505(b)(2) to the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from trials that were not conducted by or for the applicant and for which the applicant does not have a right of reference.

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

Our company has limited operating history commercializing branded products. To date, we have focused primarily on developing Adzenys XR-ODT and our product candidates, Cotempla XR-ODT and NT-0201. Adzenys XR-ODT requires substantial additional resources before we implement commercialization strategies and begin generating revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, or any revenue from sales of Cotempla XR-ODT, NT-0201 or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $12.6 million for the three months ended March 31, 2016, and $30.8 million and $20.8 million for the years ended December 31, 2015 and 2014, respectively. As of March 31, 2016 and December 31, 2015, we had an accumulated deficit of $129.4 million and $116.8 million, respectively. We have devoted most of our financial resources to manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and build a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

On May 11, 2016, we entered into a $60 million senior secured credit facility with entities affiliated with Deerfield Private Design Fund III, L.P., or Deerfield, as lenders. Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017. Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2022, with a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. All obligations under our credit facility are secured by substantially all of our existing property and assets subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity.

Since our inception, we have had significant operating losses. As of March 31, 2016 and December 31, 2015, we had an accumulated deficit of $129.4 and $116.8 million, respectively. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our credit facility with Deerfield. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

Failure to satisfy our current and future debt obligations under our credit facility with Deerfield could result in an event of default and, as a result, our lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due under our credit facility as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

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

•                  the level of market acceptance for any approved product candidates and underlying demand for that product, seasonality in the use of that product by end-users and wholesalers’ buying patterns;

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Our independent registered public accounting firm considered our internal controls over financial reporting as of December 31, 2015 for purposes of expressing an opinion on our financial statements but not for purposes of expressing an opinion on the effectiveness of our internal controls, and one significant deficiency in internal controls was identified in connection with the preparation of our financial statements. The significant deficiency was due to inadequate design and implementation of general controls surrounding our information technology, or IT. We are taking steps to remedy the significant deficiency including implementing a new enterprise resource planning software to support financial reporting processes in our efforts to prepare for compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. We are in the very early stages of the costly and challenging process of compiling our system of internal controls over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may discover additional deficiencies in our internal controls over financial reporting, including those identified through testing conducted by us in connection with Section 404 of the Sarbanes-Oxley Act or subsequent testing by our independent registered public accounting firm. Such deficiencies may be deemed to be significant deficiencies or material weaknesses and may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our products and product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner once our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our NDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our NDA will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit. By way of example, when we initially submitted our Adzenys XR-ODT NDA in December 2012 and in response to our Paragraph IV certification, Shire LLC, or Shire, initiated a lawsuit against us claiming patent infringement against certain of Shire’s patents. We settled with Shire in July 2014. As part of our settlement, among other things, we stipulated that the commercial manufacture, use, selling, offering for sale or importing of Adzenys XR-ODT would infringe on certain Shire patents and that such patent claims are valid and enforceable with respect to our Adzenys XR-ODT NDA, but that such stipulations do not preclude us from filing new regulatory applications containing a Paragraph IV certification citing such patents. We also entered into a non-exclusive license agreement with Shire for certain of Shire’s patents with respect to our Adzenys XR-ODT NDA. Under the terms of the license agreement, upon obtaining FDA approval of our Adzenys XR-ODT NDA, we were required to pay a lump-sum, non-refundable license fee no later than thirty days after receiving such approval and are to pay a single-digit royalty on net sales of Adzenys XR-ODT during the life of Shire’s patents.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $15.00 per share, our stock price has ranged from $7.27 to $28.99, through May 13, 2016. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

As of March 31, 2016, our executive officers, directors, 5% or greater stockholders and their affiliates, including shares purchased in the IPO by members of that group and their affiliated entities, beneficially own approximately 55% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2020, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2016, the Company issued a total of 19,090 shares of its common stock to several investors upon the exercise of Series B-1 warrants held by those investors at an exercise price of $0.0024 per share.

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

The net proceeds from the offering have been invested in highly-liquid money market funds, government securities or corporate institutions whose debt is rated as investment grade. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 24, 2015.

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

ITEM 6. EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

10.1	Amendment and Waiver, amending the Amended and Restated Investors’ Rights Agreement of the Registrant.	10-K	10.2	3/18/16	001-37508

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal

Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

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

Neos Therapeutics, Inc.

Date:	May 16, 2016	By:	/s/ Vipin Garg
Vipin Garg
President and Chief Executive Officer

Date:	May 16, 2016	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)