Form 10-Q
period 2016-06-30
Neos Therapeutics, Inc.
filed 2016-08-12
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of August 10, 2016: 16,070,705 shares.

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

•                  our expectations regarding the commercial supply of our Adzenys XR-ODT and, if approved, Cotempla XR-ODT, NT-0201, or any other future products, and our generic Tussionex;

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

PART I—FINANCIAL INFORMATION

ITEM 1.                CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$41,886	$90,763
Short-term investments	38,232	—
Accounts receivable, net of allowances of $1,138 and $1,039, respectively	5,659	3,903
Inventories	4,427	2,520
Deferred contract sales organization fees	525	—
Other current assets	1,207	1,058
Total current assets	91,936	98,244

Property and equipment, net	6,848	5,124
Intangible assets, net	16,360	16,672
Other assets	2,564	2,470

Total assets	$117,708	$122,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,299	$4,824
Accrued expenses	9,189	3,141
Deferred revenue	2,614	—
Current portion of long-term debt	1,745	7,973

Total current liabilities	16,847	15,938

Long-Term Liabilities:
Long-term debt, net of current portion	58,576	26,271
Earnout liability	257	214
Deferred gain on leaseback	132	547
Deferred rent	1,194	1,166

Total long-term liabilities	60,159	28,198

Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 100,000,000 authorized at June 30, 2016 and December 31, 2015; 16,079,902 and 16,070,705 issued and outstanding at June 30, 2016, respectively; 16,025,155 and 16,015,958 issued and outstanding at December 31, 2015, respectively	16	16
Treasury stock, at cost, 9,197 shares at June 30, 2016 and December 31, 2015	(171)	(171)
Additional paid-in capital	196,757	195,314
Accumulated deficit	(155,938)	(116,785)
Accumulated other comprehensive income	38	—

Total stockholders’ equity	40,702	78,374

Total liabilities and stockholders’ equity	$117,708	$122,510

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net product sales	$1,485	$1,484	$4,068	$1,912

Cost of goods sold	1,682	1,659	3,954	2,754
Gross (loss) profit	(197)	(175)	114	(842)

Research and development	4,253	2,102	6,594	6,422
Selling and marketing expenses	16,046	602	22,330	928
General and administrative expenses	3,508	1,659	7,058	2,996

Loss from operations	(24,004)	(4,538)	(35,868)	(11,188)

Interest expense, net	(1,508)	(884)	(2,469)	(1,641)
Loss on debt extinguishment	(1,187)	—	(1,187)	—
Other income, net	207	208	414	415
Change in fair value of earnout and warrant liabilities	(47)	(539)	(43)	105

Net loss	(26,539)	(5,753)	(39,153)	(12,309)
Preferred stock accretion to redemption value	—	(586)	—	(1,070)
Preferred stock dividends	—	(544)	—	(1,083)
Net loss attributable to common stock	$(26,539)	$(6,883)	$(39,153)	$(14,462)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	16,050,138	887,397	16,037,728	886,323

Net loss per share of common stock, basic and diluted	$(1.65)	$(7.76)	$(2.44)	$(16.32)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(26,539)	$(5,753)	$(39,153)	$(12,309)
Other comprehensive (loss) income:
Net unrealized (loss) gain on short-term investments	(21)	—	38	—

Total other comprehensive (loss) income	$(21)	$—	$38	$—

Comprehensive loss	$(26,560)	$(5,753)	$(39,115)	$(12,309)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months Ended June 30, 2016

(In thousands, except shares)

(unaudited)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2015	—	$—	16,025,155	$16	(9,197)	$(171)	$195,314	$(116,785)	$—	$78,374

Proceeds from exercise of options and warrants	—	—	54,747	—	—	—	13	—	—	13
Share-based compensation expense	—	—	—	—	—	—	1,430	—	—	1,430
Net unrealized gain on investments	—	—	—	—	—	—	—	—	38	38
Net loss	—	—	—	—	—	—	—	(39,153)	—	(39,153)

Balance, June 30, 2016	—	$—	16,079,902	$16	(9,197)	$(171)	$196,757	$(155,938)	$38	$40,702

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(39,153)	$(12,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,430	234
Depreciation and amortization of property and equipment	929	843
Amortization of intangible assets	812	747
Changes in fair value of earnout and warrant liabilities	43	(105)
Amortization of patents	23	12
Amortization of senior debt fees	261	280
Deferred interest on debt	668	198
Loss on debt extinguishment	942	—
Gain on sale of equipment	(415)	(416)
Change in deferred rent	28	(17)
Net unrealized gain on short-term investment	38	—
Changes in operating assets and liabilities:
Accounts receivable	(1,756)	(1,729)
Inventories	(1,907)	328
Deferred contract sales organization fees	(525)	—
Other current assets	(149)	29
Other assets	(117)	(124)
Accounts payable	(1,525)	(211)
Accrued expenses	6,048	(556)
Deferred revenue	2,614	—

Net cash used in operating activities	(31,711)	(12,796)

Cash Flows From Investing Activities:
Net change in short-term investments	(38,232)	3,000
Capital expenditures	(2,653)	(346)
Intangible asset license	(500)	—

Net cash (used in) provided by investing activities	(41,385)	2,654

Cash Flows From Financing Activities:
Proceeds from Deerfield debt note, net of fees	58,420	—
Proceeds from senior debt note	—	10,000
Payment of senior debt and fee	(26,063)	—
Net proceeds from issuance of stock	13	13,801
Payments made on borrowings	(8,151)	(797)
Payments of initial public offering costs	—	(574)

Net cash provided by financing activities	24,219	22,430

(Decrease) increase in cash and cash equivalents	(48,877)	12,288

Cash and Cash Equivalents:
Beginning	90,763	13,343

Ending	$41,886	$25,631

Supplemental Disclosure of Noncash Transactions:
Initial public offering costs included in accounts payable and accrued expenses	$—	$558
Issuance of stock warrants	$—	$2,131
Preferred stock dividend	$—	$485
Supplemental Cash Flow Information:
Interest paid	$2,787	$1,106

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and nature of operations

Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the “Company”), is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet and liquid suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including one approved product and two proprietary product candidates in late stage development for the treatment of attention deficit hyperactivity disorder (“ADHD”). Adzenys XR-ODT was approved by the US Food and Drug Administration (the “FDA”), on January 27, 2016 and launched commercially on May 16, 2016. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release liquid suspension for the treatment of cough and upper respiratory symptoms of a cold.

Note 2. Summary of significant accounting policies

Basis of Presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included.  Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2015 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K and filed with the SEC on March 18, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

Principles of consolidation:  At June 30, 2016, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries.  At December 31, 2014, Neos Therapeutics, Inc. owned, directly or indirectly, 100% of two of its subsidiaries and 99.9% of the third subsidiary, Neostx, Inc. (“NTX”).  The remaining 0.1% ownership of NTX was held by a third party and all such remaining capital stock was acquired by the Company on June 29, 2015, and NTX was merged with and into the Company.  The amounts attributable to the noncontrolling interest were not material to the consolidated financial statements. On September 16, 2015, the Company established two new wholly-owned subsidiaries, Neos Therapeutics Brands, LLC and Neos Therapeutics Commercial, LLC. All significant intercompany transactions have been eliminated.

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

Fair value of financial instruments:  The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and debt, approximates fair value due to the short-term nature of the instruments and/or the current interest rates payable in relation to current market conditions. The fair value of the Company’s short-term investments and its earnout and warrant liabilities are disclosed in Note 4.

Inventories:  Inventories are stated at the lower of actual cost including labor and manufacturing overhead (which approximates first-in, first-out) or market, net of a reserve for obsolete inventory. Increases in the reserve are recorded as charges to cost of goods sold.

Inventories consist of raw materials, work in process, finished goods and deferred cost of goods. Cost of sales includes the cost of inventory sold or reserved, which includes manufacturing and supply chain costs, product shipping and handling costs, and product royalties.  The cost of sales associated with the deferred product revenues are recorded as deferred costs, which are included in inventory until such time as the deferred revenue is recognized. As the Company has little experience of obtaining approval for and launching its drug products, the Company treats any pre-launch inventory that is manufactured for clinical trials or other purposes as research and development expense until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable. Therefore, all manufacturing costs for the production of Adzenys XR-ODT incurred after the January 27, 2016 FDA approval date are being capitalized into inventory.

Deferred contract sales organization fees: The Company records fees billed in accordance with its commercial sales organization contract for services not yet performed as deferred contract sales organization fees. Such fees are recorded as selling and marketing expenses when the services are provided.

Intangible assets:  Intangible assets subject to amortization, which principally include proprietary modified-release drug delivery technology and the costs to acquire the rights to Tussionex New Drug Application (“Tussionex ANDA”), are recorded at cost and amortized over the estimated lives of the assets, which primarily range from 10 to 20 years.

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

The Company sells its generic Tussionex and Adzenys XR-ODT to pharmaceutical wholesalers, all subject to rights of return. Pharmaceutical wholesalers buy drug products directly from manufacturers. Title to the product passes upon delivery to the wholesalers, when the risks and rewards of ownership are assumed by the wholesaler (freight on board destination). These wholesalers then resell the product to retail customers such as food, drug and mass merchandisers.

The Company has no sales history for Adzenys XR-ODT and has determined that at this time it cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, the Company defers recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. The Company calculates patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information.

Net product sales

Net product sales for the Company’s products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, prompt payment discounts, wholesaler fees and estimated allowances for product returns, rebates and chargebacks to be incurred on the selling price of the respective product sales. Wholesale distribution fees based on definitive contractual agreements are incurred on the management of these products by wholesalers and are recorded within net sales for generic Tussionex and as deferred wholesale distribution fees in other current assets for Adzenys XR-ODT. The deferred wholesale distribution fees for Adzenys XR-ODT are later recorded within net product sales when revenue associated with those fees is recognized. The Company estimates and records gross to net sales adjustments for product returns, rebates and chargebacks based upon analysis of third-party information, including information obtained from the Company’s third party logistics providers (“3PLs”), with respect to its inventory levels and sell-through to the wholesalers’ customers, for savings offers from data available from third parties regarding savings offers processed for prescriptions written for the Company’s products, and, for generic Tussionex, experience reported by the Company’s previous commercialization partners. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Wholesale distribution fees and the allowance for prompt pay discounts are recorded at the time of shipment and all other allowances and accruals are recorded in the same period that the related revenue is recognized.

Savings offers

The Company offers savings offers programs for Adzenys XR-ODT to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. The Company records the amount redeemed based on information from third-party providers and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Rebates

The Company’s products are subject to government-managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating federal and/or state governments. Estimated rebates payable under governmental programs are recorded as a reduction of revenue at the time revenues are recorded. Calculations related to these rebate accruals are estimated based on information from third-party providers. Historical trend of governmental rebates will be continually monitored and may result in future adjustments to such estimates.

Wholesaler Chargebacks

The Company’s products are subject to certain programs with wholesalers whereby pricing on products is discounted below wholesaler list price to participating entities. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to the Company. Chargebacks are accounted for by establishing an accrual in an amount equal to the Company’s estimate of chargeback claims at the time of product sale based on information provided by third parties. Due to estimates and assumptions inherent in determining the amount of chargebacks, the actual amount of claims for chargebacks may be different from estimates, which may result in adjustments to such reserves.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination.  As of June 30, 2016 and December 31, 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.  At June 30, 2016 and December 31, 2015, based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Warrants:  The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense) in the statements of operations. The Company estimates the fair value of its derivative liabilities using third party valuation analysis that utilizes option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. Prior to the closing of the initial public offering (“IPO”), the Company’s warrants for the

Company’s Series C redeemable convertible preferred stock (“Series C warrants”) were determined to be derivative liabilities and they were revalued at each subsequent balance sheet date. Upon closing the IPO, the Series C warrants issued in conjunction with the Series C redeemable convertible preferred stock (“Series C preferred stock”) financing were exchanged in a cashless exercise for 947,185 shares of Series C preferred stock which converted into 78,926 shares of the Company’s common stock.  The remaining Series C warrants issued with the senior debt to purchase 170,000 pre-split shares of Series C preferred stock (“Hercules Warrants”) were converted into warrants with a term of five years to purchase 70,833 shares of the Company’s common stock and the warrant liability was reclassified to Additional Paid in Capital within Stockholders’ Equity.

Share-based compensation:  Share-based compensation awards, including grants of employee stock options and restricted stock and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of the Company’s stock-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the previous lack of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, the Company has, prior to the IPO, historically utilized third party valuation analyses to determine the fair value. After the closing of the Company’s IPO, the Company’s board of directors has determined the fair value of each share of underlying common stock based on the closing price of the Company’s common stock as reported by the NASDAQ Global Market on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

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

Liquidity:  During 2015 and the three and six months ended June 30, 2016, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the launch of Adzenys XR-ODT or, if approved, one or more of its ADHD product candidates. Management believes the Company presently has sufficient liquidity to continue to operate for at least the next 12 months.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Also, in March 2016 the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers — Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the implementation guidance on principal versus agent considerations. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Also, in April 2016 the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers — Identifying Performance Obligations and Licensing to assist preparers with identifying performance obligations and implementing licensing guidance under the new revenue standard. In April 2016 the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards

Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC Staff Observer comments in the following areas that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606: revenue and expense recognition for freight services in process; accounting for shipping and handling fees and costs c) accounting for consideration given by a vendor to a customer (including reseller of the vendor’s products) and d) accounting for gas-balancing arrangements. In May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU provides clarifying guidance in certain narrow areas and adds some practical expedients relative to assessing collectability, presentation of taxes collected form customers, noncash consideration, contract modifications at transition, completed contracts at transition and technical corrections. The amendments in ASU 2016-08, 2016-10, 2016-11 and 2016-12 have the same effective date and transition requirements as ASU 2014-09. The Company is evaluating the effect that ASU 2014-09, ASU 2016-08, 2016-10, 2016-11 and 2016-12 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing financial reporting.

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

Note 3. Net loss per share

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

The following potentially dilutive securities outstanding as of June 30, 2016 and 2015 were excluded from consideration in the computation of diluted net loss per share of common stock for the six months ended June 30, 2016 and 2015, respectively, because including them would have been anti-dilutive:

	June 30,
	2016	2015
	(unaudited)
Series A Redeemable Convertible Preferred Stock (as converted)	—	487,494
Series B Redeemable Convertible Preferred Stock (as converted)	—	1,297,100
Series B-1 Redeemable Convertible Preferred Stock (as converted)	—	2,275,733
Series C Redeemable Convertible Preferred Stock (as converted)	—	4,803,492
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	819,650
Common Stock Warrants	—	337,133
Stock options	1,909,460	776,910

Note 4. Fair value of financial instruments

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
	(unaudited)
	(in thousands)

Cash and cash equivalents	$41,886	$—	$—	$41,886
Short term investments	—	38,232	—	38,232
Earnout liability	—	—	257	257
	$41,886	$38,232	$257	$80,375

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$90,763	$—	$—	$90,763
Earnout liability	—	—	214	214
	$90,763	$—	$214	$90,977

The Company’s Level 1 assets include cash and cash equivalents. Cash and cash equivalents include bank deposits, certificates of deposit, money market funds and corporate debt securities with a maturity of 90 days or less whose values are considered to approximate fair value at June 30, 2016 and December 31, 2015 due to the short-term nature of the instruments and/or the current interest rates payable in relation to current market conditions.

The Company’s Level 2 assets include short term investments which are classified as available-for-sale securities and have a maturity greater than 90 days, but less than 1 year, with quoted prices in active markets. Level 2 securities primarily consisted of commercial paper and bonds issued by domestic and foreign corporations. The estimated fair values of these securities are determined by third parties using various calculations and valuation techniques that incorporate standard observable inputs and assumptions such as quoted prices for similar assets, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

The Company’s cash and cash equivalents and short term investments had quoted prices at June 30, 2016 as shown below:

	June 30, 2016
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(unaudited)
	(in thousands)

Bank deposits and money market funds	$38,887	$—	$38,887

Financial and corporate debt securities	41,193	38	41,231

	$80,080	$38	$80,118

Level 3 liabilities included the fair value of the earnout liability at June 30, 2016 and December 31, 2015. The fair value of the earnout liability was determined using the Monte Carlo method as done previously.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Earnout
Liability
(in thousands)
Balance at December 31, 2015	$214
Change in fair value (unaudited)	(4)

Balance at March 31, 2016 (unaudited)	$210

Change in fair value (unaudited)	$47

Balance at June 30, 2016 (unaudited)	$257

Note 5. Inventories

Inventories at the indicated dates consist of the following:

	June 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Raw materials	$1,437	$1,211
Work in progress	2,076	175
Finished goods	1,011	1,189
Deferred cost of goods sold	175	—

Inventory at cost	4,699	2,575
Inventory reserve	(272)	(55)

	$4,427	$2,520

Note 6. Sale-leaseback transaction

In the aggregate, the Company sold groups of assets for $5.5 million and $795,000 in five separate tranches that occurred in February, July and November 2013, and March 2014, which resulted in a net gains of approximately $2.7 million and $116,000, in the years ended December 31, 2013 and 2014, respectively, and executed capital leases for these assets with repurchase options at the end of each respective lease term. Gains on the transactions are recognized on a straight-line basis over each respective 42-month lease term. For the three months ended June 30, 2016 and 2015, approximately $206,000 and $208,000, respectively, and for the six months ended June 30, 2016 and 2015 approximately $415,000 and $416,000, respectively, of the net gain was recognized in other income on the consolidated statements of operations.

Note 7. Intangible assets, net

Intangible assets, net at the indicated dates consist of the following:

	June 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)

Proprietary modified-release drug delivery technology	$15,600	$15,600
Tussionex ANDA	4,829	4,829
CPI profit sharing	2,043	2,043
Other	784	284

	23,256	22,756
Accumulated amortization	(6,896)	(6,084)

	$16,360	$16,672

The $15.6 million of proprietary modified-release drug delivery technology is being amortized over 20 years. Amortization expense of $195,000 was recorded in both the three months ended June 30, 2016 and 2015 and amortization expense of $390,000 was recorded for both the six months ended June 30, 2016 and 2015.

Prior to the August 28, 2014 acquisition of the rights to Tussionex ANDA from Cornerstone Biopharma, Inc. (“Cornerstone”) and Coating Place, Inc. (“CPI”), the Company, Cornerstone and CPI shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement, and Cornerstone had commercialization rights to the product. The Company paid $4.2 million to Cornerstone and $90,000 of legal fees to buy out its rights to commercialize and derive future profits from the product and entered into an asset acquisition agreement whereby Cornerstone transferred certain assets associated with the product to the Company. In addition, the Company paid $2.0 million to CPI and $43,000 of legal fees to buy out its rights to future profits from the collaboration and entered into an agreement whereby CPI will continue to supply a component of the product.  Additional estimated earnout costs due to Cornerstone of $589,000, recorded at fair value by the Company based upon a valuation provided by a third party valuation firm, were capitalized as part of the purchase price of this intangible asset. This earnout amount was revalued at June 30, 2016, resulting in a $47,000 and $43,000, respectively, increase in the estimated fair value of the earnout which is recorded as expense in other income (expense), net in the Company’s consolidated statement of operations for the three and six months ended June 30, 2016.  This earnout amount was revalued at June 30, 2015, resulting in a $42,000 increase in the estimated fair value of the earnout which is recorded in other income (expense), net in the Company’s consolidated statement of operations for the three months ended June 30, 2015. The net decrease of $400,000 for the six months ended June 30, 2015 resulted from new information regarding the projected impact of the DEA’s reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance. These two intangible assets have an expected life of ten years and are being amortized on a straight-line basis beginning September 2014. Total amortization expense related to these intangible assets was $172,000 and $171,000, respectively, for each of the three months ended June 30, 2016 and 2015, respectively, and $344,000 and $343,000, for the six months ended June 30, 2016 and 2015, respectively.

Note 8. Other assets

Other assets at the indicated dates consist of the following:

	June 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)

Patents	$2,356	$2,273
Deposits	208	197

	$2,564	$2,470

Patents utilized in the manufacturing of the Company’s generic Tussionex product which total $231,000 are being amortized over their expected useful life of 10 years. Patents utilized in the manufacturing of Adzenys XR-ODT which total $459,000 are being amortized over their expected useful life of approximately 16 years, beginning with the PDUFA approval of Adzenys XR-ODT on January 27, 2016. Patent amortization expense of $13,000 and $6,000, was recorded for the three months ended June 30, 2016 and 2015, respectively, and patent amortization expense of $23,000 and $12,000, was recorded for the six months ended June 30, 2016 and 2015, respectively,.

Note 9. Long-term debt

Long-term debt at the indicated dates consists of the following:

	June 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)

Deerfield senior secured credit facility, net of discount of $1,544	$58,887	$—
Senior debt, net of discount of $1,167	—	24,895
10% subordinated note payable to a related party	—	6,994
Capital leases, maturing through August 2017	1,434	2,355

	60,321	34,244
Less current portion	(1,745)	(7,973)

Long-term debt	$58,576	$26,271

On May 11, 2016, the Company entered into a $60 million senior secured credit facility (“Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) (“Deerfield”), as lenders.  Principal on the new facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. The Company has an option to defer payment of each of the first four interest payments until June 1, 2017. The Company exercised the option to defer the first interest payment, adding such amount to the outstanding loan principal until it is paid on June 1, 2017. In connection with the Facility, the Company paid a $1,350,000 yield enhancement fee to Deerfield,  approximately $173,000 of legal costs to the Company’s attorneys and $58,000 of legal costs on behalf of Deerfield’s attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method. Borrowings under the Facility are collateralized by substantially all of the Company’s assets, except the Company’s assets under capital lease, and the Company will maintain cash on deposit of not less than $5 million. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the senior Loan and Security Agreement (“LSA”), the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% related party amended and restated subordinated note (the “Note”) that was issued by the Company to Essex Capital Corporation (“Essex”), which were otherwise payable in 2016 and 2017.

The Facility, also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of June 30, 2016, the Company was in compliance with the covenants under the Facility

Debt discount amortization for the Facility was calculated using the effective interest rate, charged to interest expense and totaled $36,000 for the three and six months ended June 30, 2016.

Senior debt:  In March 2014, the Company entered into the LSA with Hercules Technology III, L.P., (“Hercules”), which was subsequently amended in August 2014, September 2014, December 2014 and June 2015. As amended, the LSA provided a total commitment of $25.0 million, available in four draws. Borrowings under the LSA were collateralized by substantially all of the Company’s assets, except the Company’s intellectual property and assets under capital lease. The first draw of $10.0 million, (“Tranche 1”), was issued during March 2014 and was used in its entirety to repay outstanding principal under a previous credit facility. The second draw of $5.0 million, (“Tranche 2”), was issued during September 2014.  The third draw (“Tranche 3”) in the amount of $5.0 million was issued in March 2015.  In June 2015, the fourth and final draw of $5.0 million, (“Tranche 4”), was issued prior to meeting the Tranche 4 milestones, which were met in July 2015.

Each draw was to be repaid in monthly installments, comprised of interest-only monthly payments until May 2016, when installments of interest and principal calculated over a thirty-month amortization period commenced. A balloon payment of the entire principal balance outstanding on October 1, 2017 and all accrued but unpaid interest thereunder was due and payable on October 1, 2017. The interest rate was 9% per annum for Tranche 1 and Tranche 4 and 10.5% per annum for Tranche 2 and Tranche 3. An end of term charge of $1.1 million was payable at the earliest to occur of (1) October 1, 2017, (2) the date the Company prepaid its outstanding Secured Obligations, as defined therein, or (3) the date the Secured Obligations became due and payable. As such, the end of term charge of $1.1 million was paid on May 11, 2016 when the Company prepaid its outstanding Secured Obligations, as defined therein.

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

LSA end of term charge amortization totaled $38,000 and $121,000 for the three and six months ended June 30, 2016, respectively, and $76,000 and $151,000 for the three and six months ended June 30, 2015, respectively.  LSA debt discount amortization charged to interest expense totaled $33,000 and $104,000 for the three and six months ended June 30, 2016, and $65,000 and $129,000 for the three and six months ended June 30, 2015, respectively.  At the end of the three and six months ended June 30, 2015, the Hercules warrant fair values were remeasured and the changes in fair value of approximately $87,000 and $119,000, respectively, were recorded in other income (expense), net in the Company’s consolidated statements of operations.

The early prepayment of the LSA resulted in a $1,187,000 loss on debt extinguishment (due to recording the $243,000 LSA prepayment charge, writing off $503,000 of unamortized LSA end of term charge and the $439,000 of unamortized LSA loan cost and expensing the $2,500 of legal fees paid on behalf of Hercules) which is separately shown in the statement of operations for the three and six months ended June 30, 2016.

10% subordinated related party note:  The Company had a Note in the aggregate principal amount of $5.9 million that was issued by the Company to Essex which was to mature in March 2017.  Interest was to be accrued and added to the principal balance until such time as the Company achieved positive EBITDA for three consecutive months.  On July 19, 2014, the interest rate on the Note was reduced to 6% for the period from July 19, 2014 through June 28, 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment made by the Company to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party (see Note 15). The Company recorded this amendment as a loan modification.  On May 11, 2016, the Company prepaid the $5.9 million outstanding aggregate principal and $1,317,000 in accrued and unpaid interest. At December 31,

2015, the aggregate principal amount of the Note was $5.9 million and $1,059,000 in interest had been accrued through December 31, 2015.

Capital lease obligations to related party:  As described in Notes 6 and 15, during the years ended December 31, 2013 and 2014, the Company entered into agreements with a related party for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $5.5 million and $795,000, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.5% and interest expense on these leases was $61,000 and $123,000 for the three months ended June 30, 2016 and 2015, respectively, and $139,000 and $261,000 for the six months ended June 30, 2016 and 2015, respectively.

Future principal payments of long-term debt including capital leases are as follows:

June 30,
Period ending:	2016
(unaudited)
(in thousands)

2017	$1,745
2018	120
2019	15,000
2020	15,000
2021	15,000
Thereafter	15,000

Future principal payments	$61,865

Less unamortized debt discount	(1,544)
Less current portion of long-term debt	(1,745)

Total long-term debt	$58,576

Note 10. Common stock and redeemable convertible preferred stock

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

In connection with the sale of shares of the Company’s Series B-1 Redeemable Convertible Preferred Stock (“Series B-1 preferred stock”), the Series B-1 investors also received warrants to purchase 389,474 shares of common stock at an exercise price of $0.0024 per share (“Series B-1 warrants”). In 2015, the Company issued a total of 286,968 shares of its common stock upon the exercise of Series B-1 warrants held by several investors at an exercise price of $0.0024 per share. During the six months ended June 30, 2016, the Company issued a total of 43,861 shares of its common stock upon the exercise of Series B-1 warrants held by several investors at an exercise price of $0.0024 per share. The remaining Series B-1 warrants to purchase 6,297 shares of common stock expired on June 10, 2016.

Between December 2014 and February 2015, the Company closed on an additional Series C preferred stock financing raising a total of $20.6 million, including $7.5 million in December 2014 and $13.1 million during the six months ended June 30, 2015.  The Company issued 1,499,935 shares in December 2014 and 2,624,936 shares during the three months ended March 31, 2015 of Series C preferred stock.  In addition, the Company issued a Series C warrant to purchase one additional share of Series C preferred stock at a purchase price of $5.00 per share for every two purchased shares of Series C preferred stock, provided the investor purchased its pro-rata share of the Series C preferred stock. In the event that the Company’s Series C preferred stock converted into common stock or another class of the Company’s stock (“Conversion Stock”) during the warrant exercise period, then the warrants would become exercisable for the Conversion Stock and the exercise price of those warrants was to be ratably adjusted. The Company issued Series C warrants to purchase 749,967 shares of Series C preferred stock in December 2014 and 1,197,218 shares of Series C preferred stock during the six months ended June 30, 2015 (see warrant liability section below).  On June 30, 2015, the Company issued a total of 150,000 shares of its Series C preferred stock to an investor upon the exercise of warrants held by that investor at an exercise price of $5.00 per share, for an aggregate exercise price of $750,000.  Between July 6 and July 27, 2015, the Company issued 850,000 shares of its Series C preferred stock to several investors upon the exercise of warrants held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $4.25 million.

On August 1, 2016 the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to an aggregate of $125,000,000 of its common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”).  The Company simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $40,000,000 of its common stock from time to time in “at-the-market” offerings under the Shelf.

Dividends:  From and after the date of the issuance of the Company’s Series B-1 redeemable convertible preferred stock until the retirement and cancellation of Series B-1 preferred stock in conjunction with the Company’s IPO, dividends at the rate per annum of 8% of the Series B-1 preferred stock original issuance price of $5.00 were accrued on such shares of Series B-1 preferred stock. Dividends accrued from day to day, whether or not declared, and were cumulative. The accruing dividends were to be payable in additional shares of Series B-1 preferred stock, valued at the Series B-1 preferred stock original issuance price, unless the board of directors of the Company elected to pay all or any portion of the accruing dividends in cash.  In accordance with the conversion provision of the Company’s Third Amended and Restated Certificate of Incorporation, as amended, which was triggered upon the Company’s IPO, all rights with respect to the Preferred Shares of the Company were terminated, including the right to receive undeclared dividends.  The Series B-1 preferred stock cumulative dividends were never declared by the Company’s board of directors.

Redemption:  Prior to the retirement and cancellation of the Company’s Preferred Shares as a result of the IPO, the holders of a majority of the outstanding shares of Series C preferred stock, Series B-1 preferred stock and Series B Redeemable Convertible Preferred Stock (“Series B preferred stock”), voting together as a single class, could require the Company to redeem the Series C preferred stock, Series B-1 preferred stock and Series B preferred stock at their original purchase price of $5.00 per share in three annual installments by giving a sixty-day notice at any time on or after March 31, 2017. On March 25, 2014, the Company amended the initial redemption date, extending it to November 1, 2017. On each redemption date, the Company was to redeem, on a pro rata basis in accordance with the number of shares of Series C preferred stock, Series B-1 preferred stock and Series B preferred stock owned by each holder, that number of outstanding shares of Series C preferred stock, Series B-1 preferred stock and Series B preferred stock. If the Company did not have sufficient funds legally available to redeem on any redemption date, the Company was to redeem a pro rata portion of each holder’s Series C preferred stock, Series B-1 preferred stock and Series B preferred stock out of funds legally available.

The Series C preferred stock, Series B-1 preferred stock and Series B preferred stock were to be redeemable on November 1, 2017, and their carrying value was being accreted to the minimum redemption value of $5.00 per share or $57,642,000, $27,309,000 and $15,565,000, respectively, over the period from issuance through November 1, 2017 using the effective interest method for issuances through the IPO effective date. The amount of accretion recorded for each of the Series C preferred stock, Series B-1 preferred stock and Series B preferred stock for the three months ended June 30, 2015 was $335,000, $165,000 and $86,000, respectively. The amount of accretion recorded for each of the Series C preferred stock, Series B-1 preferred stock and Series B preferred stock for the six months ended June 30, 2015 was $570,000, $329,000 and $171,000, respectively.

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

At June 30, 2015, the Series C warrant fair values were remeasured and an increase in fair value of approximately $129,000 was recorded in other income (expense), net in the Company’s consolidated statements of operations for the second quarter, for a net reduction in the warrant fair value of $105,000 for the six months ended June 30, 2015.

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

Note 11. Stock Based Compensation

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

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vest over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over a four-year period. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2015, 1,389 shares related to forfeited 2009 Plan options and 9,197 shares related to the surrender of restricted stock were added to the shares available under the 2015 Plan. During the six months ended June 30, 2016, 5,000 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of June 30, 2016, 398,774 shares of common stock remain available for grant under the 2015 Plan.

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

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

Six Months
Ended June 30,
2016
(unaudited)

Estimated dividend yield	0%
Expected stock price volatility	60%
Weighted-average risk-free interest rate	1.21%
Expected life of option in years	6.25
Weighted-average option fair value at grant	$6.05

Total compensation cost that has been charged to general and administrative expense related to stock options was $784,000 and $1,385,000 for the three and six months ended June 30, 2016, respectively, and $115,000 and $189,000 for the three and six months ended June 30, 2015, respectively. At June 30, 2016, there was $9.7 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.2 years.  For the six months ended June 30, 2016, the Company issued 10,886 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $13,000 and realized no tax benefit from the exercised stock options.

A summary of outstanding and exercisable options as of June 30, 2016 and December 31, 2015 and the activity from December 31, 2015 through June 30, 2016, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2015	1,352,283	$13.607	$964

Exercisable at December 31, 2015	229,000	$3.385	$2,504

Granted (unaudited)	621,595	$10.744
Exercised (unaudited)	(10,886)	1.231
Expired, forfeited or cancelled (unaudited)	(53,532)	22.571

Outstanding at June 30, 2016 (unaudited)	1,909,460	$12.494	$2,463

Exercisable at June 30, 2016 (unaudited)	333,867	$5.464	$1,506

The weighted-average remaining contractual life of options outstanding and exercisable on June 30, 2016 was 8.9 and 7.5 years, respectively. The option exercise price for all options granted January 1, 2016 through June 30, 2016 ranged from $10.32 to $10.96 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2015 was 8.9 and 7.3 years, respectively. The option exercise price for all options granted in the year ended December 31, 2015 ranged from $9.32 to $25.50 per share.

Restricted stock:  Under the 2009 Plan, the Company granted restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months.

The Company did not issue any shares of restricted stock for the six months ended June 30, 2016, or for the year ended December 31, 2015. Restricted stock compensation cost of $22,000 and $45,000 for each of the three and six months ended June 30, 2016 and 2015, respectively, has been charged to general and administrative expenses.  At June 30, 2016, there was $117,000 of unrecognized compensation cost related to restricted stock, which is expected to be recognized over 15.5 months. No vested restricted stock awards were settled during the six months ended June 30, 2016. On October 16, 2015, the Company settled in cash certain vested restricted stock awards having a value of $658,000 and the Company realized a tax benefit of $224,000. On October 16, 2015, 9,197 shares of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock.  The fair value of such shares was determined to be $18.54 per share, the closing price of the Company’s stock on such date.

The Company had 71,025 shares of unvested restricted stock with a weighted average fair value of $2.55 as of June 30, 2016 and December 31, 2015.  For the six months ended June 30, 2016, there were no shares of restricted stock granted, vested or forfeited.

Note 12. Treasury stock

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

Note 13. Commitments and contingencies

Operating lease:  The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations which commenced on May 1, 2016. The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1,194,000 and $1,166,000 at June 30, 2016 and December 31, 2015, respectively. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $59,000 and $116,000 for the three and six months ended June 30, 2016, respectively, and $60,000 and $119,000 for the three and six months ended June 30, 2015, respectively. Rent expense, excluding the share of operating expenses, for the three and six months ended June 30, 2016 was $252,000 and $505,000, respectively, and $218,000 and $436,000 for the three and six months ended June 30, 2015, respectively.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”).  The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee.  The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $291,000 and $543,000 of bonus expense for the three and six months ended June 30, 2016.

Note 14. License agreements

On July 23, 2015, the Company entered into a Settlement Agreement and an associated License Agreement with Shire LLC for a non-exclusive license to certain patents for certain activities with respect to the Company’s New Drug Application No. 204326 for an extended-release orally disintegrating amphetamine polistirex tablet (“Neos NDA”). In accordance with the terms of the Agreement, following the receipt of the approval from the FDA for Adzenys XR-ODT, the Company paid a lump sum, non-refundable license fee of an amount less than $1.0 million on February 26, 2016. This license fee was capitalized as an intangible asset and is being amortized over the life of the longest associated patent. The Company is paying a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents. The royalties are being recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

Note 15. Related party transactions

At December 31, 2015, the Company was obligated under a $5,935,000 long-term subordinated note (“Note”) that was issued by the Company to Essex. See Note 9 for further details. On July 21, 2014, the Company, Essex and a third party entered into a Settlement Agreement and Release of Claims Agreement resolving certain issues and disputes whereby Essex paid $256,000 to the third party, the Company paid Essex $128,000 and Essex agreed to reduce the interest rate on the Note from 10% to 6% beginning on July 19, 2014 until such time as the Company recovered the full amount of its payment to Essex, which ended on June 28, 2015, at which time the interest rate on the Note returned to 10%. The third party released both Essex and the Company from any and all claims. The Company repaid this loan and the related accrued interest on May 11, 2016 using proceeds from the new $60 million Facility (see Note 9).

As described in Note 6, in 2012, the Company negotiated financing arrangements with a related party that provided for the sale-leaseback of up to $6.5 million of the Company’s property and equipment. In 2013, the Company executed four transactions totaling $5.5 million and in March 2014, the Company completed the final tranche of the sale-leaseback arrangement, raising an additional $795,000.

Note 16. Subsequent events

On July 25, 2016, the Company received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis has filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Adzenys XR-ODT. The certification notice alleges that the four U.S. patents listed in the FDA’s Orange Book for Adzenys XR-ODT, one with an expiration date in April 2026 and three with expiration dates in June 2032, will not be infringed by Actavis’s proposed product, are invalid and/or are unenforceable. Neos is evaluating the paragraph IV certification and intends to vigorously enforce its intellectual property rights relating to Adzenys XR-ODT. Neos has 45 days from the receipt of the paragraph IV certification to commence a patent infringement lawsuit against Actavis that would automatically stay, or bar, the FDA from approving Actavis’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever is earlier.

On July 28, 2016, the Company exercised the option to defer the second interest payment due September 1, 2016 under the Facility, and will add, when otherwise due, such amount to the outstanding loan principal until it is paid on June 1, 2017.

On August 1, 2016 the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to an aggregate of $125,000,000 of its common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”).  The Company simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $40,000,000 of its common stock from time to time in “at-the-market” offerings under the Shelf.

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

OVERVIEW

We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT and our two product candidates for the treatment of attention deficit hyperactivity disorder (“ADHD”). Our product and product candidates are extended-release (“XR”), medications in patient-friendly, orally disintegrating tablets (“ODT”), or liquid suspension dosage forms. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration (“FDA”), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product on May 16, 2016. We believe Adzenys XR-ODT is and, if approved, Cotempla XR-ODT will be the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market. Cotempla XR-ODT is the provisionally accepted trade name of our methylphenidate XR-ODT. On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis has filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Adzenys XR-ODT. We are evaluating the paragraph IV certification and intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT. Should we determine that litigation is warranted, we anticipate incurring increasing amounts of legal fees in the enforcement of our intellectual property rights.

On November 10, 2015, we announced that we received a Complete Response Letter from the FDA in its review of our New Drug Application (“NDA”) for Cotempla XR-ODT, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. We expect to resubmit an NDA for Cotempla XR-ODT in the fourth quarter of 2016. In addition, we plan to submit an NDA for NT-0201, our amphetamine XR liquid suspension, in the fourth quarter of 2016.

We plan to focus on commercialization in the United States using our own commercial infrastructure. We are manufacturing Adzenys XR-ODT, and, if approved, intend to manufacture Cotempla XR-ODT and NT-0201 in our current Good Manufacturing Practice (“cGMP”) and U.S. Drug Enforcement Administration (“DEA”)-registered manufacturing facilities, thereby obtaining our products at cost without manufacturer’s margins and better controlling supply quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold.

Our predecessor company was incorporated in Texas on November 30, 1994 as PharmaFab, Inc. and subsequently changed its name to Neostx, Inc. On June 15, 2009, we completed a reorganization pursuant to which substantially all of the capital stock of Neostx, Inc. was acquired by a newly formed Delaware corporation, named Neos Therapeutics, Inc. The remaining capital stock of Neostx, Inc. was acquired by us on June 29, 2015, and Neostx, Inc. was merged with and into Neos Therapeutics, Inc. Historically, we were primarily engaged in the development and contract manufacturing of unapproved or Drug Efficacy Study Implementation (“DESI”), pharmaceuticals and, to a lesser extent, nutraceuticals for third parties. The unapproved or DESI pharmaceuticals contract business was discontinued in 2007, and the manufacture of nutraceuticals for third parties was discontinued in March 2013.

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

On August 28, 2014, we completed an acquisition of all of the rights to the Tussionex Abbreviated New Drug Application (“Tussionex ANDA”), which include the rights to produce, develop, market and sell, as well as all the profits from such selling activities, our generic Tussionex, which we previously owned the rights to manufacture, but which was marketed and sold by the generic drug division of Cornerstone Biopharma, Inc. (“Cornerstone”). These rights were acquired from the collaboration of the

Company, Cornerstone and Coating Place, Inc. Prior to the acquisition, we shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement with those companies.

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $39.2 million and $30.8 million for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, we had an accumulated deficit of approximately $155.9 million and $116.8 million, respectively. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•                  seek regulatory approval for our product candidates;

•                  build and operate commercial infrastructure to support sales and marketing for Adzenys XR-ODT and, if approved, our product candidates;

•                  continue research and development activities for new product candidates;

•                  manufacture supplies for our preclinical studies and clinical trials; and

•                  operate as a public company.

On July 28, 2015, we closed our initial public offering (“IPO”), whereby we sold 5,520,000 shares of common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the IPO price on July 23, 2015. The net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $75.0 million. The securities described above were offered by us pursuant to a registration statement on Form S-1 declared effective by the SEC on July 22, 2015.

On May 11, 2016, we entered into a $60 million senior secured credit facility (“Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) (“Deerfield”), as lenders. Approximately $33 million of the proceeds was used to prepay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017.  Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option to defer payment of each of the first four interest payments until June 1, 2017. We exercised the option to defer the first two interest payments, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017.

On August 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $125,000,000 of our common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”).  We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40,000,000 of our common stock from time to time in “at-the-market” offerings under the Shelf.

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

FINANCIAL OPERATIONS OVERVIEW

Revenue

Our revenue is currently generated primarily from product sales of our generic Tussionex recorded on a net sales basis. We sell our product to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of our acquisition of all of the rights to commercialize and derive future profits from the Tussionex ANDA, and the commercial launch of Adzenys XR-ODT, we expect our future revenue to increase from historical levels.

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

In the future, we will seek to generate additional revenue from product sales of Adzenys XR-ODT and, if approved, our two late-stage branded product candidates. We do not expect to generate any significant revenue unless or until we commercialize our product candidates. We launched Adzenys XR-ODT on May 16, 2016. We have no Adzenys XR-ODT sales history and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information. If we fail to successfully market Adzenys XR-ODT or to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our inability to generate future revenue from product sales may adversely affect our results of operations and financial position.

Research and development

We expense research and development costs as they are incurred. Research and development expenses consist of costs incurred in the discovery and development of our product candidates, and primarily include:

•                  expenses, including salaries and benefits of employees engaged in research and development activities;

•                  expenses incurred under third party agreements with contract research organizations (“CROs”), and investigative sites that conducted our clinical trials and a portion of our pre-clinical activities;

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)
NT-0102 Cotempla XR-ODT	$966	$91	$1,222	$2,510
NT-0201 Amphetamine Liquid	742	113	817	147
NT-0202 Adzenys XR- ODT	587	33	1,012	81
Other Research and Development Activities (1)	1,958	1,865	3,543	3,684
	$4,253	$2,102	$6,594	$6,422

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

On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. We expect to resubmit an NDA for Cotempla XR-ODT and submit an NDA for NT-0201, our amphetamine XR liquid suspension, in the fourth quarter of 2016. Any further actions required by the FDA may result in further research and development expenses. For additional information regarding the FDA review process, including the Prescription Drug User Fee Act, see “Government Regulation—NDA and FDA review process” in our Annual Report on Form 10-K as filed with the SEC on March 18, 2016.

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs for personnel, commercialization activities for Adzenys XR-ODT and our product candidates, trade sales expenses for our generic Tussionex and commercial sales organization costs incurred in the preparation for and in the launch of Adzenys XR-ODT. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care relations, sales planning and market data and analysis.

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

We anticipate that our general and administrative expenses will increase due to increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs, as well as accounting and compliance costs to support the commercialization of Adzenys XR-ODT and, if approved, our product candidates. In addition, on July 25, 2016, we received a paragraph IV certification from Actavis advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. We are evaluating the paragraph IV certification and intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT. Should we determine that litigation is warranted, we anticipate incurring increasing amounts of legal fees in the enforcement of our intellectual property rights.

Interest expense, net

Interest income consists of interest earned on our cash and cash equivalents and short-term investments. The primary objective of our investment policy is liquidity and capital preservation.

Interest expense to date has consisted primarily of interest expense on senior debt, including the amortization of debt discounts, a subordinated note payable to a related party (“Note”) and the capitalized leases resulting from the sale-leaseback transactions of our existing and newly-acquired property and equipment. We amortize debt issuance costs over the life of the notes which are reported as interest expense in our consolidated statements of operations. An additional element of interest expense is the loss on debt extinguishment incurred upon prepaying the Loan and Security Agreement with Hercules (“LSA”) and the Note, which consisted of a prepayment charge, payment of legal fees on behalf of the lender and writing off unamortized end-of-term fees and unamortized debt discount.

Other income (expense), net

Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. These sale-leaseback financings occurred in five separate transactions, each with a 42-month lease term. The gains on the transactions are being recognized on a straight-line basis over the respective 42-month lease term (see Note 6 in the notes to our financial statements above). Other income and expense also included changes resulting from the remeasurement of the fair values of our earnout liability and our warrant liabilities through the effective date of the IPO, July 22, 2015.

RESULTS OF OPERATIONS

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues

The following table summarizes our revenues for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Product	$1,485	$1,484	$1	0.1%

Total product revenues were unchanged at $1.5 million for the three months ended June 30, 2016 and 2015, most of which were generated from net sales of our generic Tussionex for which we acquired all commercialization and profit rights in August 2014. Also included were the initial $48,000 of net sales based on dispensed patient prescriptions of our Adzenys XR-ODT which was launched May 16, 2016.

We have no sales history for Adzenys XR-ODT and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Cost of Goods Sold	$1,682	$1,659	$23	1.4%

The total cost of goods sold was essentially unchanged at $1.7 million for the three months ended June 30, 2016 and June 30, 2015.  The $23,000 increase was primarily due to a $0.2 million increase in other cost of goods sold, principally due to $0.1 million of increased lab and manufacturing supplies and $0.1 million of raw material scrap expense, partially offset by a $0.1 million decrease in labor costs and a $0.1 million decrease in facility costs due to capitalized costs associated with the Adzenys XR-ODT inventory build.

Research and development expenses

The following table summarizes our research and development expenses for three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Research and Development Expenses	$4,253	$2,102	$2,151	102.3%

Research and development expenses were $4.3 million for the three months ended June 30, 2016, an increase of $2.2 million or 102.3%, from the $2.1 million for the three months ended June 30, 2015. This increase was primarily due to a $1.2 million increase in clinical studies for our product candidates, $0.5 million for the quarterly regulatory fees for Adzenys XR-ODT, a $0.3 million increase in research and development materials to support our clinical programs, a $0.2 million increase in research and development compensation expense and a $0.1 million increase in medical affairs spending, partially offset by a $0.1 million decrease in services of outside firms.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Selling and Marketing	$16,046	$602	$15,444	2,565.4%

The total selling and marketing expenses were $16.0 million for the three months ended June 30, 2016, an increase of $15.4 million or 2,565.4%, from the $0.6 million for the three months ended June 30, 2015.  Commercial sales organization costs increased $6.9 million due to the outsourced field salesforce and sales support organization. Selling and marketing professional services, exclusive of commercial sales organization costs, increased by $6.9 million due to advertising agency costs for Adzenys launch promotions, managed care research and marketing expenses and non-personal promotion and data analysis costs incurred in 2016 for Adzenys XR-ODT. Salary and compensation expense increased $1.3 million for the build out of our sales and marketing management as part of the launch of Adzenys XR-ODT. In addition, selling and marketing travel and entertainment expenses increased $0.3 million related to commercialization activities.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
General and Administrative	$3,508	$1,659	$1,849	111.5%

The total general and administrative expenses were $3.5 million for the three months ended June 30, 2016, an increase of $1.8 million or 111.5%, from the $1.7 million for the three months ended June 30, 2015.  Salary and compensation expense increased $1.0 million in the three months ended June 30, 2016 primarily due a $0.7 million increase in compensation related to share-based payments and a $0.3 million increase in 2016 principally due to the addition of personnel to handle the administrative and compliance work associated with being a public and commercial company. Also, professional fees increased $0.5 million in 2016 primarily for legal, public filing, SOX compliance and information technology services. In addition, general and administrative expenses increased by $0.2 million in 2016 for the officers insurance policy premium in 2016 as a result of completing our IPO and $0.1 million for board of directors fees and expenses.

Interest expense

The following table summarizes interest expense for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Interest Expense, Net	$2,695	$884	$1,811	204.9%

The total interest expense was $2.7 million for the three months ended June 30, 2016, an increase of $1.8 million or 204.9%, from the $0.9 million for the three months ended June 30, 2015. Of this increase, the early prepayment of the LSA resulted in a $1.2 million loss on debt extinguishment due to recording the $0.2 million LSA prepayment charge, writing off the $0.5 million of unamortized LSA end of term charge and the $0.5 million of unamortized LSA loan. Additionally, interest on the senior debt was $0.7 million higher due to the increased amount of debt in 2016, which was partially offset by a $0.1 million reduction in capital lease interest due to the reduced capital lease balances resulting from ongoing lease payments and interest income on short term investments.

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Other Income, Net	$160	$(331)	$491	148.3%

Other income, net was $0.2 million of net income for the three months ended June 30, 2016, an absolute increase of $0.5 million or 148.3%, from the $0.3 million of net expense for the three months ended June 30, 2015. This decrease reflects the change in 2015 in the fair values of the earnout liability and the warrant liabilities due to the projected impact of the DEA’s reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance and a review of the anticipated launch dates of our three ADHD product candidates. In 2016, as a result of our IPO, the warrants are no longer being revalued at each balance sheet date (see Note 2 — Warrants in the notes to our financial statements above).

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues

The following table summarizes our revenues for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Product	$4,068	$1,912	$2,156	112.8%

Total product revenues were $4.1 million for the six months ended June 30, 2016, an increase of $2.2 million or 112.8%, from the $1.9 million for the six months ended June 30, 2015. The $2.2 million increase in product revenues primarily resulted from sales of our generic Tussionex to a large pharmacy chain in 2016, which were initiated in the second fiscal quarter of 2015. Also included in revenues were the initial $48,000 of net sales based on dispensed patient prescriptions of our Adzenys XR-ODT which was launched May 16, 2016.

We have no sales history for Adzenys XR-ODT and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information.

Cost of goods sold

The following table summarizes our cost of goods sold for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Cost of Goods Sold	$3,954	$2,754	$1,200	43.6%

The total cost of goods sold was $4.0 million for the six months ended June 30, 2016, an increase of $1.2 million or 43.6%, from the $2.8 million for the six months ended June 30, 2015.  This increase was primarily due to a $1.1 million increase in raw material costs due to the increased sales of Tussionex and initial sales of Adzenys XR-ODT and a $0.3 million increase in other cost of goods sold, principally due to $0.2 million of increased lab and manufacturing supplies and $0.1 million of expenses for services from outside firms, partially offset by a $0.2 million decrease in facility costs due to commercialization of Adzenys XR-ODT.

Research and development expenses

The following table summarizes our research and development expenses for six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Research and Development Expenses	$6,594	$6,422	$172	2.7%

Research and development expenses were $6.6 million for the six months ended June 30, 2016, an increase of $0.2 million or 2.7%, from the $6.4 million for the six months ended June 30, 2015. This increase was primarily due to a $1.2 million increase in clinical studies for our product candidates, a $0.8 million accrual of the regulatory fee for Adzenys XR-ODT, a $0.2 million increase in research and development materials to support our clinical programs, a $0.2 million increase in research and development compensation expense and a $0.2 million increase in medical affairs spending, partially offset by a $2.3 million FDA filing fee for the NDA for Cotempla XR-ODT submitted in January 2015 and a $0.1 million decrease in services of outside firms.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Selling and Marketing	$22,330	$928	$21,402	2,306.3%

The total selling and marketing expenses were $22.3 million for the six months ended June 30, 2016, an increase of $21.4 million or 2,306.4%, from the $0.9 million for the six months ended June 30, 2015. Commercial sales organization cost increased $9.2 million due to the outsourced field salesforce and sales support organization. Selling and marketing professional services, exclusive of commercial sales organization costs, increased by $9.2 million due to advertising agency costs for Adzenys launch promotions, managed care research and marketing costs, non-personal promotion for the launch of Adzenys XR-ODT, purchases of sales data, administrative costs associated with savings offers for Adzenys XR-ODT and public relations costs incurred in 2016 for Adzenys XR-ODT. Additionally, salary and compensation expense increased $2.3 million and recruiting fees increased $0.2 million for the build out of our sales and marketing management. Selling and marketing travel and entertainment expenses increased $0.5 million related to commercialization activities.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
General and Administrative	$7,058	$2,996	$4,062	135.6%

The total general and administrative expenses were $7.1 million for the six months ended June 30, 2016, an increase of $4.1 million or 135.6%, from the $3.0 million for the six months ended June 30, 2015.  Salary and compensation expense increased $2.1 million in the six months ended June 30, 2016 primarily due a $1.2 million increase in compensation related to share-based payments and a $0.9 million increase in 2016, principally due to the addition of personnel to handle the administrative and compliance work associated with being a public and commercial company. Also, professional fees increased $1.3 million in 2016 primarily for legal, public filing, audit, tax, SOX compliance, information technology and business development services. In addition, general and administrative expenses increased by $0.4 million in 2016 for the officers’ insurance policy premium in 2016 as a result of completing our IPO, $0.1 million for board of directors fees and expenses, $0.1 million for state license and permit fees $0.1 million for depreciation.

Interest expense

The following table summarizes interest expense for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Interest Expense, Net	$3,656	$1,641	$2,015	122.8%

The total interest expense was $3.7 million for the six months ended June 30, 2016, an increase of $2.0 million or 122.8%, from the $1.7 million for the six months ended June 30, 2015. Of this increase, the early prepayment of the LSA resulted in a $1.2 million loss on debt extinguishment due to recording the $0.2 million LSA prepayment charge, writing off the $0.5 million of unamortized LSA end of term charge and the $0.5 million of unamortized LSA loan discount. Additionally, interest on senior debt was $1.0 million higher due to the increased amount of debt in 2016 and interest on the subordinated debt was $0.1 million higher due to the temporary reduction in 2015 in the interest rate on the note from 10% to 6% pursuant to the Settlement and Release of Claims Agreement with Essex and a third party (see Note 15 in the notes to our financial statements above). These increases were partially offset by a $0.3 million reduction in capital lease interest due to the reduced capital lease balances resulting from ongoing lease payments and interest income on short term investments.

Other income (expense), net

The following table summarizes our other income (expense) for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
	(in thousands)
Other Income, Net	$371	$520	$(149)	(28.7)%

Other income, net was $0.4 million for the six months ended June 30, 2016, a decrease of $0.1 million or 28.7%, from the $0.5 million for the six months ended June 30, 2015. This decrease reflects the change in 2015 in the fair values of the earnout liability and the warrant liabilities due to the projected impact of the DEA’s reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance and a review of the anticipated launch dates of our three ADHD product candidates. In 2016, as a result of our IPO, the warrants are no longer being revalued at each balance sheet date (see Note 2 — Warrants in the notes to our financial statements above).

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

On May 11, 2016, we entered into a $60 million senior secured credit facility (“Facility”) with Deerfield as lender.  Principal on the new facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option to defer payment of each of the first four interest payments until June 1, 2017. We exercised the option to defer the first interest payment, adding such amount to the outstanding loan principal until it is paid on June 1, 2017. Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5 million. In connection with the Facility, we paid a $1,350,000 yield enhancement fee to Deerfield, approximately $173,000 of legal costs to our attorneys and $58,000 of legal fees on behalf of Deerfield’s attorneys. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% Note, which were otherwise payable in 2016 and 2017.

As of June 30, 2016, we had $41.9 million in cash and cash equivalents and $38.2 million in short-term investments. Between December 2014 and February 2015, we issued and sold 4,124,871 shares of Series C redeemable convertible preferred stock (“Series C preferred stock”) for net proceeds of $20.6 million, of which $7.5 million was received in the December 31, 2014 and $13.1 million was received in the first three months of 2015. Between June 30 and July 27, 2015, we issued 1,000,000 shares of our Series C preferred stock to several investors upon the exercise of warrants for Series C preferred stock (“Series C warrants”) held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5.0 million. On March 13, 2015, we received an advance of $5.0 million under our senior debt facility as a result of achievement of a certain regulatory milestone. In addition, on June 10, 2015, we drew down the final $5.0 million tranche under our senior debt facility prior to meeting the milestones associated with that tranche.  We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six Months Ended
	June 30,		Increase
	2016	2015	(Decrease)
	(unaudited)
	(in thousands)
Net Cash (used in) provided by:
Net Cash used in operating activities	$(31,711)	$(12,796)	$(18,915)
Net Cash (used in) provided by investing activities	(41,385)	2,654	(44,039)
Net Cash provided by financing activities	24,219	22,430	1,789

Net (decrease) increase in cash and cash equivalents	$(48,877)	$12,288	$(61,165)

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

Net cash used in operating activities was $31.7 million and $12.8 million for the six months ended June 30, 2016 and 2015, respectively. The $18.9 million increase in net cash used from operating activities was due to the $26.8 million increase in our net losses, as discussed above, partially offset by a $4.9 million increase in the provision of cash from working capital changes and a $3.0 million increase in noncash items. The increase in provision of cash from working capital changes primarily resulted from a net $5.3 million increase in accounts payable and accrued expenses due to the timing of vendor invoicing and payments and a $2.6 million increase in deferred revenue related to the launch of Adzenys XR-ODT, partially offset by increased cash usage from a $2.2 million increase in  inventories associated with increased sales of our generic Tussionex and initial sales of Adzenys XR-ODT and a $0.5 million increase in deferred contract sales organization fees. The increase in noncash items was principally due to a $1.2 million increase in share-based compensation expense, the $0.9 loss on debt extinguishment related to unamortized debt discount, the $0.5 million of deferred interest on the Facility, the $0.1 million increase in the changes in the fair value of the warrant and earnout liabilities since 2015, a $0.1 million increase in amortization of intangible assets and a $0.1 million increase in depreciation and amortization of property and equipment due to equipment to be used in the production and testing of Adzenys XR-ODT and, if approved, our other product candidates and a new ERP system.

Cash (used in) provided by investing activities

Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash used by investing activities was $41.4 million for the six months ended June 30, 2016 primarily due to the $38.2 million net purchase of short term investments, $2.7 million of capital expenditures principally for equipment to be used in the production and testing of Adzenys XR-ODT and, if approved, our other product candidates and a new ERP system and $0.5 million for fees related to a license associated with the commercialization of Adzenys XR-ODT. Net cash provided by investing activities of $2.7 million for the six months ended June 30, 2015 was primarily due to the net sale of $3.0 million of short term investments, partially offset by a $0.3 million of capital expenditures in 2015 in association with the expansion of our controlled substances vault.

Cash provided by financing activities

Net cash provided by financing activities of $24.2 million in the six months ended June 30, 2016 resulted from proceeds of $60.0 million from the issuance of notes to Deerfield, partially offset by a $1.4 yield enhancement fee paid to Deerfield and $0.2 million of legal fees, the full repayment of the $25.0 million of principal under the LSA and $7.2 million of principal and interest under the related party loan, a $1.1 million end of term charge payment and $0.9 million of principal payments under the sales leasebacks. Net cash provided by financing activities of $22.4 million in the six months ended June 30, 2015 primarily resulted from proceeds of $13.8 million, net of issuance costs, received from the sale of 2,624,936 shares of our Series C preferred stock and the exercise of warrants for 150,000 shares of Series C preferred stock and proceeds of $10.0 million from the remaining drawdowns under the LSA (see “-Credit Facilities” below for details), partially offset by $0.6 million of deferred IPO costs and $0.8 million of principal payments under the sales leasebacks.

Credit facilities

On May 11, 2016, we entered into a $60 million senior secured credit facility (“Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) (“Deerfield”), as lenders. Approximately $33 million of the proceeds was used to repay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% amended and restated subordinated note (the “Note”) that was issued by us to Essex Capital Corporation (“Essex”) which was to mature in March 2017, which were otherwise payable in 2016 and 2017. Principal on the new facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option to defer payment of each of the first four interest payments until June 1, 2017. As of June 30, 2016, we had exercised the option to defer the first interest payment, adding such amount to the outstanding loan principal until it is paid on June 1, 2017. Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5 million.  In connection with the Facility, we paid a $1,350,000 yield enhancement fee to Deerfield, approximately $173,000 of legal costs to our attorneys and $58,000 of legal fees on behalf of Deerfield’s attorneys.

The Facility, also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of June 30, 2016, we were in compliance with the covenants under the Facility.

In March 2014, we entered into the LSA with Hercules Technology III, L.P., and (“Hercules”), which was subsequently amended in August 2014, September 2014, December 2014 and June 2015. As amended, the LSA provided a total commitment of $25.0 million, available in four draws. Borrowings under the LSA were collateralized by substantially all of our assets, except our intellectual property and assets under capital lease. The first draw of $10.0 million, (“Tranche 1”), was issued during March 2014 and was used in its entirety to repay outstanding principal under a previous credit facility. The second draw of $5.0 million, (“Tranche 2”), was issued during September 2014.  The third draw (“Tranche 3”) in the amount of $5.0 million was issued in March 2015.  In June 2015, the fourth and final draw of $5.0 million, (“Tranche 4”), was issued prior to meeting the Tranche 4 milestones, which were met in July 2015.

Each draw was to be repaid in monthly installments, comprised of interest-only monthly payments until May 2016, when installments of interest and principal calculated over a thirty-month amortization period commenced. A balloon payment of the entire principal balance outstanding on October 1, 2017 and all accrued but unpaid interest thereunder was due and payable on October 1, 2017. The interest rate was 9% per annum for Tranche 1 and Tranche 4 and 10.5% per annum for Tranche 2 and Tranche 3. An end of term charge of $1.1 million was paid on May 11, 2016 when we prepaid our outstanding Secured Obligations, as defined therein.

The LSA, as amended, also contained certain financial and nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness, repurchase or redeem stock or other equity interest other than pursuant to employee stock repurchase plans or other similar agreements, make investments and engage in transactions with affiliates. Upon an event of default, the lender could declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2015, we were in compliance with the covenants under the LSA, as amended.

We had a Note in the aggregate principal amount of $5.9 million that was issued by us to Essex which was to mature in March 2017.  Interest was to be accrued and added to the principal balance until such time as we achieved positive EBITDA for three consecutive months.  On July 19, 2014, the interest rate on the Note was reduced to 6% for the period from July 19, 2014 through June 28, 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment made by us to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party. This agreement resolved certain issues and disputes whereby Essex paid $256,000 to the third party, we paid Essex $128,000 and Essex agreed to reduce the interest rate on the Note from 10% to 6% for the July 2015 through June 2015. The third party released both Essex and us from any and all claims.  At May 11, 2016 and December 31, 2015, the aggregate principal amount of the Note was $5.9 million and $1,317,000 and $1,059,000 in interest had been accrued through May 11, 2016 and December 31, 2015, respectively.

During the years ended December 31, 2014 and 2013, we entered into five 42-month agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $795,000 and $5.5 million, respectively, and a bargain purchase option at the end of the respective lease, all of which are classified as capital leases. The approximate imputed interest rate on these leases is 14.5%. See “-Contractual Commitments and Obligations” below for future payments under these leases.

Capital resources and funding requirements

On August 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $125,000,000 of our common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”).  We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40,000,000 of our common stock from time to time in “at-the-market” offerings under the Shelf.

We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all, or that we will be able to successfully commercialize Adzenys XR-ODT or, if approved, our product candidates. In addition, we may not be profitable even if we succeed in commercializing Adzenys XR-ODT or, if approved, any of our product candidates. We expect to continue to incur operating losses in the future over the next several years as we seek regulatory approval for our product candidates and build commercial infrastructure to support sales and marketing of Adzenys XR-ODT or, if approved, our product candidates. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our anticipated operating requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

•                  the costs and timing involved in obtaining regulatory approvals for our product candidates;

•                  the timing and number of product candidates for which we obtain regulatory approval;

•                  the costs of developing and operating our sales, marketing and distribution capabilities;

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities at the date of the financial statements, as well as reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to the notes to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

We have no sales history for Adzenys XR-ODT and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information.

We sell our generic Tussionex and Adzenys XR-ODT to a limited number of pharmaceutical wholesalers. Pharmaceutical wholesalers buy drug products directly from manufacturers. Title to the product passes upon delivery to the wholesalers, when the risks and rewards of ownership are assumed by the wholesaler. These wholesalers then resell the product to retail customers such as food, drug and mass merchandisers.

Net product sales

Net product sales for our generic Tussionex and Adzenys XR-ODT products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, wholesaler fees and, in the case of generic Tussionex, estimated allowances for product returns, rebates and chargebacks and prompt-payment discounts to be incurred on the selling price of the respective product sales. Wholesale distribution fees based on definitive contractual agreements are incurred on the management of these products by wholesalers and are recorded within net sales for generic Tussionex and as deferred wholesale distribution fees in other current assets for Adzenys XR-ODT. The deferred wholesale distribution fees for Adzenys XR-ODT are later recorded within net product sales when revenue associated with those fees is recognized. We estimate and record gross to net sales adjustments for product returns, rebates and chargebacks based upon analysis of third-party information, including information obtained from our third party logistics providers (“3PLs”), with respect to its inventory levels and sell-through to the wholesalers’ customers, for savings offers from data available from third parties regarding savings offers processed for prescriptions written for our products, and, for generic Tussionex, experience reported by our previous commercialization partners. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Wholesale distribution fees and the allowance for prompt pay discounts are recorded at the time of shipment and all other allowances and accruals are recorded in the same period that the related revenue is recognized.

Savings offers

We offer savings offers programs for Adzenys XR-ODT to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. We record the amount redeemed based on information from third-party providers and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Generic Tussionex product returns are estimated based upon data available from sales of our product by our former commercialization partner and from actual experience as reported by retailers. Historical trend of returns will be continually monitored and may result in future adjustments to such estimates. On August 26, 2014, the U.S. Drug Enforcement Agency (“DEA”) reclassified our generic Tussionex from a Schedule III controlled substance to a Schedule II controlled substance which had the effect of requiring unsold product at the wholesalers and the 3PL to either be relabeled or returned. This new ruling was effective October 6, 2014. As such, we established reserves for the estimated returns of such product outstanding at the wholesalers as of October 6, 2014. We had no inventory labeled as Schedule III at the 3PL as of the effective date.

Rebates

Our products are subject to government-managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating federal and/or state governments. Estimated rebates payable under governmental programs are recorded as a reduction of revenue at the time revenues are recorded. Calculations related to these rebate accruals are estimated based on information from third-party providers. Historical trend of governmental rebates will be continually monitored and may result in future adjustments to such estimates.

Wholesaler Chargebacks

Our products are subject to certain programs with wholesalers whereby pricing on products is discounted below wholesaler list price to participating entities. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to us. Chargebacks are accounted for by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale based on information provided by third parties. Due to estimates and assumptions inherent in determining the amount of chargebacks, the actual amount of claims for chargebacks may be different from estimates, which may result in adjustments to such reserves.

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

We reported share-based compensation expense for stock options granted to employees in our consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)
General and Administrative
Options	$785	$115	$1,385	$189
Restricted Stock	22	22	45	45

	$807	$137	$1,430	$234

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

Six Months
Ended June 30,
2016
(unaudited)

Estimated dividend yield	0%
Expected stock price volatility	60%
Weighted-average risk-free interest rate	1.21%
Expected life of option in years	6.25
Weighted-average option fair value at grant	$6.05

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

Warrant liability

We account for our warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on our balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net, in the statements of operations. Our Series C warrants and Hercules Warrants were classified as liabilities, and we estimated the fair value of these liabilities using option pricing models and assumptions that were based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, contractual term, dividend yield, and risk-free interest rate (see Notes 4, 9 and 10 in the notes to our financial statements above).  In connection with the completion of our IPO, all the outstanding Series C warrants and Hercules Warrants automatically converted into warrants to purchase shares of common stock. Upon closing the IPO, the Series C warrants were exchanged in a cashless exercise for 947,185 shares of Series C preferred stock which converted into 78,926 shares of our common stock.  The Hercules Warrants to purchase 170,000 pre-split shares of Series C preferred stock were converted into warrants to purchase 70,833 shares of our common stock and the warrant liability was reclassified to Additional Paid in Capital within Stockholders’ Equity because the converted warrants met the definition of an equity instrument under derivative accounting guidance.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

On May 11, 2016, we entered into a $60 million senior secured credit facility with Deerfield as lender.  Approximately $33 million of the proceeds was used to repay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% Note, which were otherwise payable in 2016 and 2017.  Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option to defer payment of each of the first four interest payments until June 1, 2017. As of June 30, 2016, we had exercised the option to defer the first interest payment, and, subsequently in July 2016, we exercised the option to defer the second interest payment due September 1, 2016, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017. Borrowings under the Facility are collateralized by substantially all of our assets, except our assets under capital lease, and we will maintain cash on deposit of not less than $5 million.

The following tables reflect summaries of our estimates of future material contractual obligations as of June 30, 2016, as adjusted to reflect the payments which will be due under the new senior secured credit agreement with Deerfield. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr	1-3 Yrs.	3-5 Yrs	Thereafter
	(unaudited)
	(In thousands)
Deerfield senior secured facility	95,502	8,366	30,643	39,637	16,856
Capital leases for equipment	1,532	1,407	125	—	—
Earnout liability	257	—	—	—	257
Texas facility operating lease	8,547	931	1,911	1,985	3,720
Pennsylvania office space lease	728	145	299	284	—
	$106,566	$10,849	$32,978	$41,906	$20,833

We had borrowed all $60.0 million under the Deerfield Facility as of June 30, 2016. The payments above are inclusive of related interest amounts as of June 30, 2016.

In addition to the commitments shown above, in response to a lawsuit brought against us by Shire LLC (“Shire”), for infringement of certain of Shire’s patents, we entered into a settlement agreement and an associated license agreement with Shire for a non-exclusive license to certain patents for certain activities with respect to our NDA No. 204326 for an extended-release orally disintegrating amphetamine Polistirex tablet in July 2014. Under the terms of the license agreement, after receiving regulatory approval by the FDA of our NDA for Adzenys XR-ODT, in the first quarter of 2016, we paid a lump sum, non-refundable license fee of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We are paying a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents. Due to the uncertainty of when these royalty payments will be made and the amount of such royalty payments, they are not presented in the table above. The royalties are being recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Notes to Condensed Consolidated Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of June 30, 2016, we had cash and cash equivalents of $41.9 million and short-term investments of $38.2 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents and short-term investments portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

ITEM 4.                 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act of 1934, as amended, (the “Exchange Act”), our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. We may file infringement claims against third parties for the infringement of our patents. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

RISKS RELATED TO COMMERCIALIZATION

We are heavily dependent on the success of Adzenys XR-ODT and our product candidates, Cotempla XR-ODT and NT-0201. We have not generated substantial revenues from the sales of Adzenys XR-ODT or any of our product candidates, and we may never achieve or maintain profitability.

Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR-ODT and, if approved, our product candidates. We have only generated revenues from the sale of our generic Tussionex and contract manufacturing, which contract manufacturing operations were discontinued in 2013. We have only commenced commercializing Adzenys XR-ODT in May 2016 and have not generated substantial revenues from product sales of Adzenys XR-ODT, have not generated any revenues from product sales of our product candidates and have incurred significant operating losses.

Our ability to generate product revenues is dependent on our ability to successfully commercialize Adzenys XR-ODT, our amphetamine extended-release orally disintegrating tablet (“XR-ODT”), and, if approved, our product candidates, Cotempla XR-ODT, our methylphenidate XR-ODT, and NT-0201, our amphetamine XR liquid suspension, for the treatment of attention deficit hyperactivity disorder, or ADHD, and any other product candidates that we may identify and pursue. Our ability to successfully commercialize Adzenys XR-ODT and our product candidates depends on, among other things, our ability to:

•                  manufacture commercial quantities of Adzenys XR-ODT and, if approved, our product candidates at acceptable cost levels;

•                  successfully establish and maintain sales and marketing capabilities to commercialize Adzenys XR-ODT and, if approved, our product candidates; and

•                  obtain regulatory approvals for Cotempla XR-ODT and NT-0201.

We anticipate incurring significant costs associated with commercialization of Adzenys XR-ODT and, if approved, our product candidates. It is possible that we will never have sufficient product sales revenues to achieve profitability.

If our sales and marketing efforts for Adzenys XR-ODT are not successful, and if we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market and sell our other product candidates, if approved, we may be unable to generate significant revenue.

We have only recently completed building an organization for the sale, marketing and distribution of Adzenys XR-ODT, and there is no guarantee that we will be successful in the commercialization of Adzenys XR-ODT, which we only launched in May 2016.  We currently have no sales history for Adzenys XR-ODT.  Additionally, we may need to build additional sales, marketing and distribution capabilities for Cotempla XR-ODT and NT-0201, if they are approved. We must finish building these capabilities for Cotempla XR-

ODT and NT-0201, and/or enter into a marketing collaboration with a third party, in order to commercialize Cotempla XR-ODT and NT-0201, if approved. Although we have established a focused, specialty sales and marketing organization of approximately 125 representatives to promote our approved products in the United States, these commercialization capabilities for Adzenys XR-ODT have only been recently established. Establishing and developing our sales force in the United States to market Adzenys XR-ODT was expensive and time-consuming and, if additional such resources are needed for Cotempla XR-ODT and NT-0201, doing so for Cotempla XR-ODT and NT-0201 could similarly be expensive and time consuming and could delay the launch of those products, if approved. We cannot be certain that we will reap the benefits of our commercialization efforts of Adzenys XR-ODT compared to its cost, and there is no guarantee that we will be able to successfully develop this capacity for Cotempla XR-ODT and NT-0201, and even if we do, the cost of establishing and maintaining such an organization may exceed the benefit of doing so.

Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex, and we have no prior experience in marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals and in the appropriate numbers, generate sufficient sales leads, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

Even after a product is approved, we will remain subject to ongoing U.S. Food and Drug Administration (“FDA”), and other regulatory requirements governing, among other things, the production, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. The holder of an approved new drug application (“NDA”), is obligated to monitor and report adverse events, or AEs, and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. In addition, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product’s approval may contain requirements for potentially costly post-approval trials and surveillance to monitor the safety and efficacy of the product or the imposition of a Risk Evaluation and Mitigation Strategy, or REMS, program.

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

Moreover, the facilities used by us to manufacture Cotempla XR-ODT and NT-0201 will be subject to pre-approval inspections after we submit, and, in the case of Cotempla XR-ODT, resubmit our NDAs to the FDA. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. If we cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, we will not be able to secure and/or maintain regulatory approval for our product candidates. If the FDA finds deficiencies at our manufacturing facility and does not approve our NDA for any of our product candidates or if it withdraws any such approval in the future, our ability to develop or market any of our product candidates will be impacted.

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

To date, we have expended significant time, resources, and effort on the development of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, and a substantial majority of our resources are now focused on the commercial launch in the United States of Adzenys XR-ODT, commenced on May 16, 2016, and, if approved, Cotempla XR-ODT by the third quarter of 2017 and NT-0201 in the fourth quarter of 2017. Accordingly, our ability to generate significant product revenue will depend almost entirely on our ability to successfully commercialize Adzenys XR-ODT and to obtain final marketing approval for and successfully commercialize Cotempla XR-ODT and NT-0201. We may not sell Cotempla XR-ODT or NT-0201 in the United States until the FDA grants final marketing approval and, therefore, our planned commercial launch of Cotempla XR-ODT and NT-0201 in the United States could experience unanticipated delays or problems and may be prohibited altogether.

Our ability to successfully commercialize Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201 will depend on, among other things, our ability to:

•                  establish relationships with third-party suppliers for the active pharmaceutical ingredient (“API”), in Adzenys XR-ODT, Cotempla XR-ODT and NT-0201;

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

In addition, we have begun, and will need to continue, investing substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel to support the commercial launch of Adzenys XR-ODT commenced on May 16, 2016, and, if approved, the planned commercial launch of Cotempla XR-ODT and NT-0201. We have committed and will continue to commit these additional resources prior to obtaining final approval of any of Cotempla XR-ODT or NT-0201 from the FDA. If we are unable to successfully obtain final FDA approval of any of our product candidates or complete these activities, or experience unanticipated delays or problems, our costs could substantially increase and our business, financial condition and results of operations will be adversely affected. In addition, we have certain revenue expectations with respect to the sale of Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201. If we cannot successfully commercialize and achieve those revenue expectations with respect to Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, our anticipated revenues and liquidity will be materially adversely impacted.

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

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Shire under the brand name Adderall XR and Tris Pharmaceuticals, or Tris, under the brand name Dyanavel XR, a liquid suspension, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, by Pfizer under the brand name Quillivant XR, a reconstituted liquid suspension and QuilliChew ER, a chewable formulation, Rhodes Pharmaceuticals under the brand name Aptensio XR, a capsule, and by Novartis under the brand names Focalin XR and Ritalin LA. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Shire, Noven, Alcobra, Highland Therapeutics, Sunovian and Neurovance.

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

On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Adzenys XR-ODT. While we have the option of bringing a patent infringement suit in federal district court against Actavis within 45 days from the date of receipt of the notice, such litigation is often time-consuming and costly, and may result in generic competition if such patents are not upheld or if Actavis is found not to infringe such patents. We are evaluating the paragraph IV certification and intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT.

The design, development, manufacture, supply and distribution of our products and product candidates are highly regulated processes and technically complex.

We are subject to extensive regulation in connection with the preparation and manufacture of our products, product candidates and potential product candidates for clinical trials and commercial sale. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products and product candidates that may not be detectable in final product testing. The development, manufacture, supply, and distribution of our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, as well as any of our future potential product candidates, are highly regulated processes and technically complex. We, along with our third-party suppliers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201 is a regulated drug product and subject to DEA regulation, we have had to, and will continue to need to secure state licenses from each state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

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

We currently depend on third-party suppliers for the supply of the APIs for our products and product candidates, including drug substance for nonclinical research, clinical trials and commercialization. For Adzenys XR-ODT, Cotempla XR-ODT, NT-0201 and our generic Tussionex, we currently rely on single suppliers for raw materials including APIs, which we use to manufacture, produce and package final dosage forms. In particular, we have an exclusive supply agreement with Coating Place, Inc. (“CPI”), pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We are subject to penalties from wholesalers and contracted retailers if we do not deliver our generic Tussionex in quantities that meet their demand, and in the future we may enter into agreements with similar penalties for Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201. Any such delays could trigger these penalty provisions, which would have a negative impact on our business.

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

Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, a former officer of the Company who was, at the time, PharmaFab’s president, and Russ McMahen, our Vice President of Scientific Affairs, who held a similar position at the time with PharmaFab, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation (“DESI”), drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab’s place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship our generic Tussionex, Adzenys XR-ODT and drug products for our clinical trials. Although we have concluded the annual audit program prescribed by the Consent Decree entered into by our predecessor, our facilities may be inspected by the FDA at any time as a result of the Consent Decree. Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA’s Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree. Although we may apply for relief from the Consent Decree in the future, there is no guarantee that such relief will be granted or that we will be in compliance with the requirements of the Consent Decree.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “Affordable Care Act”), was signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

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

RISKS RELATED TO THE CLINICAL DEVELOPMENT, REGULATORY REVIEW AND APPROVAL OF OUR PRODUCT CANDIDATES

We are heavily dependent on the success of our product candidates, Cotempla XR-ODT and NT-0201. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

Our business and future success are substantially dependent on our ability to timely obtain regulatory approval for and commercialize our product candidates, Cotempla XR-ODT and NT-0201, for the treatment of ADHD, and any other product candidates that we may identify and pursue. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. Satisfaction of regulatory requirements can be protracted, is dependent upon the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources. For example, on November 10, 2015, we announced that we received a Complete Response Letter from the FDA for our NDA for Cotempla XR-ODT. We will need to satisfactorily address the deficiencies the FDA identified or may identify in the future in order to obtain the FDA’s approval of our NDA. We cannot predict whether we will obtain regulatory approval to commercialize our product candidates, and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. Any delay or setback in the regulatory approval or commercialization of any of these product candidates could adversely affect our business.

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

For example, on October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions.  We expect to resubmit an NDA for Cotempla XR-ODT in the fourth quarter of 2016, but if  we are unable to satisfactorily address the agency’s concerns, the FDA could deny approval of our NDA for Cotempla XR-ODT.

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

Additionally, the FDA will refuse to file an NDA if an approved drug with the same active moiety is entitled to five years of exclusivity, unless the exclusivity period has elapsed or unless four years of the five-year period have elapsed and the NDA contains a certification of patent invalidity or non-infringement.

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

For NDAs submitted under 505(b)(2), the patent certification and related provisions of the Hatch-Waxman Act apply. Accordingly, we may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as “the Orange Book”), with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

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

Positive results in nonclinical studies and clinical trials of any of our product candidates may not be predictive of similar results in future clinical trials. Also, interim results during a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from any completed nonclinical studies and clinical trials for any of our product candidates may not be predictive of the results we may obtain in later stage trials. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products. For example, On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. Although results in this study confirmed results from earlier studies, results from our previous clinical trials may not be predictive of similar results in any future bridging studies.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL POSITION

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Our company has limited operating history commercializing branded products. To date, we have focused primarily on developing Adzenys XR-ODT and our product candidates, Cotempla XR-ODT and NT-0201. Adzenys XR-ODT requires substantial additional resources as we implement commercialization strategies and begin generating revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, or any revenue from sales of Cotempla XR-ODT, NT-0201 or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $39.2 million for the six months ended June 30, 2016, and $30.8 million and $20.8 million for the years ended December 31, 2015 and 2014, respectively. As of June 30, 2016, we had an accumulated deficit of $155.9 million. We have devoted most of our financial resources to manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and build and operate a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•                  the costs of establishing and operating sales, marketing, distribution and commercial manufacturing capabilities for Adzenys XR-ODT and, if approved, Cotempla XR-ODT, NT-0201 and any other potential product candidates;

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

On May 11, 2016, we entered into a $60 million senior secured credit facility with Deerfield as lender. Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017. Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2022, with a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. All obligations under our credit facility are secured by substantially all of our existing property and assets subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity.

Since our inception, we have had significant operating losses. As of June 30, 2016, we had an accumulated deficit of $155.9. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our credit facility with Deerfield. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

For example, on July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Adzenys XR-ODT. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. We are evaluating the paragraph IV certification and intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT.  While we have the option of bringing a patent infringement suit in federal district court against Actavis within 45 days from the date of receipt of the notice, such litigation is often time-consuming and costly and its outcome would be unpredictable.  We would expect to face generic competition for our Adzenys XR-ODT product if such patents are not upheld or if Actavis is found not to infringe such patents.  The resulting loss of exclusivity would impact pricing and our sales of Adzenys XR-ODT, which could have a material adverse impact on our business.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $15.00 per share, our stock price has ranged from $6.81 to $28.99, through August 11, 2016. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

As of June 30, 2016, our executive officers, directors, 5% or greater stockholders and their affiliates, including shares purchased in the IPO by members of that group and their affiliated entities, beneficially own approximately 55% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

As a public company, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2020, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2016, we issued a total of 24,771 shares of its common stock to several investors upon the exercise of Series B-1 warrants held by those investors at an exercise price of $0.0024 per share.

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

Use of Proceeds

On July 13, 2015, we commenced our initial public offering, or IPO, pursuant to a registration statement on Form S-1 (File No. 333-205106) that was declared effective by the SEC on July 22, 2015. On July 28, 2015, we closed our IPO whereby we sold 5,520,000 shares of common stock, at a public offering price of $15.00 per share for an aggregate offering price of $82.8 million, which includes 720,000 shares of common stock resulting from the underwriters’ exercise of their over-allotment option at the IPO price on July 23, 2015. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $75.0 million. The managing underwriters of the IPO were UBS Securities, LLC, BMO Capital Markets Corp., RBC Capital Markets, LLC and JMP

Securities, LLC. No offering expenses were paid or are payable directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

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

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                 MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                 OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

10.1	Facility Agreement, dated May 11, 2016, among the Registrant, Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P.

10.2	Employment Agreement, dated as of May 26, 2016, between the Registrant and Juergen A. Martens, Ph.D., EMTM	8-K	10.1	5/31/16	001-37508

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

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

Neos Therapeutics, Inc.

Date:	August 12, 2016	By:	/s/ Vipin Garg
Vipin Garg
President and Chief Executive Officer

Date:	August 12, 2016	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)