Form 10-Q
period 2016-09-30
Neos Therapeutics, Inc.
filed 2016-11-14
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of November 9, 2016: 16,060,996 shares.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$43,489	$90,763
Short-term investments	16,547	—
Accounts receivable, net of allowances of $1,193 and $1,039, respectively	4,263	3,903
Inventories	5,683	2,520
Other current assets	1,980	1,058
Total current assets	71,962	98,244

Property and equipment, net	6,952	5,124
Intangible assets, net	15,969	16,672
Other assets	2,552	2,470

Total assets	$97,435	$122,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,808	$4,824
Accrued expenses	7,860	3,141
Deferred revenue	2,558	—
Current portion of long-term debt	3,188	7,973

Total current liabilities	21,414	15,938

Long-Term Liabilities:
Long-term debt, net of current portion	58,524	26,271
Earnout liability	355	214
Deferred gain on leaseback	60	547
Deferred rent	1,184	1,166

Total long-term liabilities	60,123	28,198

Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 100,000,000 authorized at September 30, 2016 and December 31, 2015; 16,079,902 and 16,070,705 issued and outstanding at September 30, 2016, respectively; 16,025,155 and 16,015,958 issued and outstanding at December 31, 2015, respectively	16	16
Treasury stock, at cost, 9,197 shares at September 30, 2016 and December 31, 2015	(171)	(171)
Additional paid-in capital	197,789	195,314
Accumulated deficit	(181,745)	(116,785)
Accumulated other comprehensive income	9	—

Total stockholders’ equity	15,898	78,374

Total liabilities and stockholders’ equity	$97,435	$122,510

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net product sales	$1,583	$221	$5,651	$2,133

Cost of goods sold	2,289	1,172	7,301	4,070
Gross loss	(706)	(951)	(1,650)	(1,937)

Research and development	2,910	2,658	8,722	8,965
Selling and marketing expenses	16,977	1,399	39,630	2,370
General and administrative expenses	3,140	1,967	9,600	4,891

Loss from operations	(23,733)	(6,975)	(59,602)	(18,163)

Interest expense	(2,130)	(1,044)	(4,746)	(2,685)
Loss on debt extinguishment	—	—	(1,187)	—
Other income, net	155	518	716	623
Change in fair value of earnout and warrant liabilities	(98)	(1,867)	(141)	(1,452)

Net loss	(25,806)	(9,368)	(64,960)	(21,677)
Preferred stock accretion to redemption value	—	(99)	—	(1,169)
Preferred stock dividends	—	(138)	—	(1,221)
Net loss attributable to common stock	$(25,806)	$(9,605)	$(64,960)	$(24,067)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	16,070,705	12,403,182	16,048,801	4,767,479

Net loss per share of common stock, basic and diluted	$(1.61)	$(0.77)	$(4.05)	$(5.05)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(25,806)	$(9,368)	$(64,960)	$(21,677)
Other comprehensive (loss) income:
Net unrealized (loss) gain on short-term investments	(26)	—	12	—
Reclassification of gains included in net loss	(3)	—	(3)	—

Total other comprehensive (loss) income	$(29)	$—	$9	$—

Comprehensive loss	$(25,835)	$(9,368)	$(64,951)	$(21,677)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months Ended September 30, 2016

(In thousands, except shares)

(unaudited)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2015	—	$—	16,025,155	$16	(9,197)	$(171)	$195,314	$(116,785)	$—	$78,374
	—
Proceeds from exercise of options and warrants	—	—	54,747	—	—	—	13	—	—	13
Share-based compensation expense	—	—	—	—	—	—	2,462	—	—	2,462
Net unrealized gain on investments	—	—	—	—	—	—	—	—	9	9
Net loss	—	—	—	—	—	—	—	(64,960)	—	(64,960)

Balance, September 30, 2016	—	$—	16,079,902	$16	(9,197)	$(171)	$197,789	$(181,745)	$9	$15,898

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(64,960)	$(21,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,462	552
Depreciation and amortization of property and equipment	1,307	1,277
Amortization of intangible assets	1,203	1,121
Changes in fair value of earnout and warrant liabilities	141	1,452
Amortization of patents	36	17
Amortization of senior debt fees	331	426
Amortization of short-term investment purchase discounts	(137)	—
Deferred interest on debt	2,695	372
Loss on debt extinguishment	942	—
Gain on sale of equipment	(487)	(623)
Change in deferred rent	18	(26)
Realized gain on sale of short-term investments	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(360)	317
Inventories	(3,163)	(630)
Other current assets	(922)	(555)
Other assets	(118)	(217)
Accounts payable	2,984	919
Accrued expenses	4,719	2,356
Deferred revenue	2,558	—

Net cash used in operating activities	(50,754)	(14,919)

Cash Flows From Investing Activities:
Purchases of short-term investments	(51,396)	—
Sales and maturities of short-term investments	34,998	3,000
Capital expenditures	(3,135)	(656)
Intangible asset license	(500)	—

Net cash (used in) provided by investing activities	(20,033)	2,344

Cash Flows From Financing Activities:
Proceeds from Deerfield debt note, net of fees	58,419	—
Proceeds from senior debt note	—	10,000
Prepayment of senior debt and fee	(26,063)	—
Net proceeds from issuance of stock	13	18,119
Net proceeds from initial public offering, net of underwriting discounts and commissions	—	77,004
Payments made on borrowings	(8,856)	(1,217)
Payments of initial public offering costs	—	(1,778)

Net cash provided by financing activities	23,513	102,128

(Decrease) increase in cash and cash equivalents	(47,274)	89,553

Cash and Cash Equivalents:
Beginning	90,763	13,343
Ending	$43,489	$102,896

Supplemental Disclosure of Noncash Transactions:
Initial public offering costs included in accounts payable and accrued expenses	$—	$213
Issuance of stock warrants	$—	$2,131
Exercise of Series C warrants for Series C Preferred Stock	$—	$2,322
Cashless exercise of Series C warrants from Series C financing in IPO closing	$—	$2,842
Conversion of Redeemable Preferred Stocks into Common Stock	$—	$110,776
Reclassification of Series C warrants issued with senior debt upon IPO closing	$—	$611
Preferred stock accretion	$—	$1,169
Preferred stock dividend	$—	$1,221
Supplemental Cash Flow Information:
Interest paid	$2,830	$1,820

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

Note 2. Summary of significant accounting policies

Basis of Presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included.  Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2015 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K and filed with the SEC on March 18, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

Principles of consolidation:  At September 30, 2016, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries.  At December 31, 2014, Neos Therapeutics, Inc. owned, directly or indirectly, 100% of two of its subsidiaries and 99.9% of the third subsidiary, Neostx, Inc. (“NTX”).  The remaining 0.1% ownership of NTX was held by a third party and all such remaining capital stock was acquired by the Company on June 29, 2015, and NTX was merged with and into the Company.  The amounts attributable to the noncontrolling interest were not material to the consolidated financial statements. On September 16, 2015, the Company established two new wholly-owned subsidiaries, Neos Therapeutics Brands, LLC and Neos Therapeutics Commercial, LLC. All significant intercompany transactions have been eliminated.

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

Short-term investments:  Short-term investments consist of debt securities that have original maturities greater than three months but less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in other income (expense) in the consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date, if any, as non-current assets.

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

Deferred contract sales organization fees: The Company records fees billed in accordance with its commercial sales organization contract for services not yet performed as deferred contract sales organization fees which are included in other current assets in the Company’s balance sheet. Such fees are recorded as selling and marketing expenses when the services are provided.

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

The Company has a limited sales history for Adzenys XR-ODT and has determined that at this time it cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, the Company defers recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. The Company calculates patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information.

Net product sales

Net product sales for the Company’s products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, prompt payment discounts, wholesaler fees and estimated allowances for product returns, rebates and chargebacks to be incurred on the selling price of the respective product sales. Wholesale distribution fees based on definitive contractual agreements are incurred on the management of these products by wholesalers and are recorded within net sales for generic Tussionex and as deferred wholesale distribution fees in other current assets for Adzenys XR-ODT. The deferred wholesale distribution fees for Adzenys XR-ODT are later recorded within net product sales when revenue associated with those fees is recognized. The Company estimates and records gross to net sales adjustments for product returns, rebates and chargebacks based upon analysis of third-party information, including information obtained from the Company’s third party logistics providers (“3PLs”), with respect to its inventory levels and sell-through to the wholesalers’ customers, for savings offers from data available from third parties regarding savings offers processed for prescriptions written for the Company’s products, and, for generic Tussionex, experience reported by the Company’s previous commercialization partners. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Wholesale distribution fees and the allowance for prompt pay discounts are recorded at the time of shipment and such fees and allowances and all other accruals are recorded in the same period that the related revenue is recognized.

Savings offers

The Company offers savings programs for Adzenys XR-ODT to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. The Company records the amount redeemed based on information from third-party providers and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Rebates

The Company’s products are subject to commercial managed care and government-managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Estimated rebates payable under such programs are recorded as a reduction of revenue at the time revenues are recorded. Calculations related to these rebate accruals are estimated based on information from third-party providers. Historical trend of such rebates will be continually monitored and may result in future adjustments to such estimates.

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

Advertising costs: Advertising costs are comprised of print and electronic media placements that are expensed as incurred. The Company recognized advertising costs of $7.0 million and $7.2 million during the three and nine months ended September 30, 2016, respectively. There were no advertising costs incurred during the three and nine months ended September 30, 2015.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination.  As of September 30, 2016 and December 31, 2015, the Company had no material uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.  At September 30, 2016 and December 31, 2015, based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Paragraph IV Litigation Costs: Legal costs incurred by the Company in the enforcement of the Company’s intellectual property rights are charged to expense as incurred.

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

Share-based compensation:  Share-based compensation awards, including grants of employee stock options and restricted stock and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of the Company’s stock-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the previous lack of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, the Company has, prior to the IPO, historically utilized third party valuation analyses to determine the fair value. After the closing of the Company’s IPO, the Company’s board of directors has determined the fair value of each share of underlying common stock based on the closing price of the Company’s common stock as reported by the NASDAQ Global Market on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest. Beginning in July 2016, the Company began recording stock compensation expense in the same income statement line as the cash compensation of the employee with the option in accordance with SAB 14 due to the increased number and amount of options and option compensation. The Company has reclassed all prior quarters amounts out of general and administrative expense to the appropriate income statement line in accordance with this approach.

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

Liquidity:  During 2015 and the three and nine months ended September 30, 2016, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the launch of Adzenys XR-ODT or, if approved, one or more of its ADHD product candidates. Management believes the Company presently has sufficient liquidity to continue to operate for at least the next 12 months.

Recent accounting pronouncements: In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was designed to reduce the diversity in practice of how the eight specified items are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting (Topic 718). For public companies, areas of accounting for share-based payment that this ASU was designed to simplify include: the income tax consequences, the accounting policy for forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 will eliminate transaction-and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has issued several ASUs to clarify the requirements and application of ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers — Principal versus Agent Considerations (Reporting Revenue Gross versus Net, ASU No. 2016-10, Revenue from Contracts with Customers — Identifying Performance Obligations and Licensing, ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The FASB has voted to approve a one-year deferral, changing the effective date to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for periods ending after December 15, 2016. The amendments in ASU 2016-08, 2016-10, 2016-11 and 2016-12 have the same effective date and transition requirements as ASU 2014-09. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 and the related amendments will have on the Company’s consolidated financial statements and accompanying notes and has not yet selected a method of adoption.

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

The following potentially dilutive securities outstanding as of September 30, 2016 and 2015 were excluded from consideration in the computation of diluted net loss per share of common stock for the three and nine months ended September 30, 2016 and 2015, respectively, because including them would have been anti-dilutive:

	September 30,
	2016	2015
	(unaudited)
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Common Stock Warrants	—	235,695
Stock options	2,121,274	1,224,227

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(unaudited)
	(in thousands)

Cash and cash equivalents	$43,489	$—	$—	$43,489
Short-term investments	—	16,547	—	16,547
Earnout liability	—	—	355	355
	$43,489	$16,547	$355	$60,391

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash-and cash equivalents	$90,763	$—	$—	$90,763
Earnout liability	—	—	214	214
	$90,763	$—	$214	$90,977

The Company’s Level 1 assets include cash and cash equivalents. Cash and cash equivalents include bank deposits, certificates of deposit, money market funds and corporate debt securities with a maturity of 90 days or less whose values are considered to approximate fair value at September 30, 2016 and December 31, 2015 due to the short-term nature of the instruments and/or the current interest rates payable in relation to current market conditions.

The Company’s Level 2 assets include short-term investments which are classified as available-for-sale securities and have a maturity greater than 90 days, but less than 1 year, with quoted prices in active markets. Level 2 securities primarily consisted of commercial paper and bonds issued by domestic and foreign corporations. The estimated fair values of these securities are determined by third parties using various calculations and valuation techniques that incorporate standard observable inputs and assumptions such as quoted prices for similar assets, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

The Company’s cash and cash equivalents and short-term investments had quoted prices at September 30, 2016 as shown below:

	September 30, 2016
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(unaudited)
	(in thousands)

Bank deposits and money market funds	$41,515	$—	$41,515

Financial and corporate debt securities	18,512	9	18,521

	$60,027	$9	$60,036

Level 3 liabilities included the fair value of the earnout liability at September 30, 2016 and December 31, 2015. The fair value of the earnout liability was determined using the Monte Carlo method as done previously.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Earnout
Liability
(in thousands)
Balance at December 31, 2015	$214
Change in fair value (unaudited)	43

Balance at June 30, 2016 (unaudited)	$257

Change in fair value (unaudited)	$98

Balance at September 30, 2016 (unaudited)	$355

Note 5. Inventories

Inventories at the indicated dates consist of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Raw materials	$1,599	$1,211
Work in progress	2,570	175
Finished goods	1,750	1,189
Deferred cost of goods sold	160	—

Inventory at cost	6,079	2,575
Inventory reserve	(396)	(55)

	$5,683	$2,520

The deferred cost of goods sold will be recognized upon release of the product to patients.

Note 6. Sale-leaseback transaction

In the aggregate, the Company sold groups of assets for $5.5 million and $795,000 in five separate tranches that occurred in February, July and November 2013, and March 2014, which resulted in a net gains of approximately $2.7 million and $116,000, in the years ended December 31, 2013 and 2014, respectively, and executed capital leases for these assets with repurchase options at the end of each respective lease term. Gains on the transactions are recognized on a straight-line basis over each respective 42-month lease term. The two February 2013 leases for a total of $3.5 million of assets expired in July 2016 and the related $2.6 million gain was fully amortized at that time and the $385,000 lease buy-out option liability was fully satisfied. For the three months ended September 30, 2016 and 2015, approximately $72,000 and $208,000, respectively, and for the nine months ended September 30, 2016 and 2015, approximately $487,000 and $623,000, respectively, of the net gain was recognized in other income on the consolidated statements of operations.

Note 7. Intangible assets, net

Intangible assets, net at the indicated dates consist of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)

Proprietary modified-release drug delivery technology	$15,600	$15,600
Tussionex ANDA	4,829	4,829
CPI profit sharing	2,043	2,043
Other	784	284

	23,256	22,756
Accumulated amortization	(7,287)	(6,084)

	$15,969	$16,672

The $15.6 million of proprietary modified-release drug delivery technology is being amortized over 20 years. Amortization expense of $195,000 was recorded in both the three months ended September 30, 2016 and 2015 and amortization expense of $585,000 was recorded for both the nine months ended September 30, 2016 and 2015.

Prior to the August 28, 2014 acquisition of the rights to Tussionex ANDA from Cornerstone Biopharma, Inc. (“Cornerstone”) and Coating Place, Inc. (“CPI”), the Company, Cornerstone and CPI shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement, and Cornerstone had commercialization rights to the product. The Company paid $4.2 million to Cornerstone and $90,000 of legal fees to buy out its rights to commercialize and derive future profits from the product and entered into an asset acquisition agreement whereby Cornerstone transferred certain assets associated with the product to the Company. In addition, the Company paid $2.0 million to CPI and $43,000 of legal fees to buy out its rights to future profits from the collaboration and entered into an agreement whereby CPI will continue to supply a component of the product.  Additional estimated earnout costs due to Cornerstone of $589,000, recorded at fair value by the Company based upon a valuation provided by a third party valuation firm, were capitalized as part of the purchase price of this intangible asset. This earnout amount was revalued at September 30, 2016, resulting in a $98,000 and $141,000, respectively, increase in the estimated fair value of the earnout which is recorded as expense in other income (expense), net in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2016.  This earnout amount was revalued at September 30, 2015, resulting in a $3,000 decrease in the estimated fair value of the earnout which is recorded in other income (expense), net in the Company’s consolidated statement of operations for the three months ended September 30, 2015. The net decrease of $403,000 for the nine months ended September 30, 2015 resulted from new information regarding the projected impact of the DEA’s reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance.  These two intangible assets have an expected life of ten years and are being amortized on a straight-line basis beginning September 2014. Total amortization expense related to these intangible assets was $171,000 for each of the three months ended September 30, 2016 and 2015, respectively, and $515,000 for each of the nine months ended September 30, 2016 and 2015, respectively.

Note 8. Other assets

Other assets at the indicated dates consist of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)

Patents	$2,362	$2,273
Deposits	190	197

	$2,552	$2,470

Patents utilized in the manufacturing of the Company’s generic Tussionex product which total $231,000 are being amortized over their expected useful life of 10 years. Patents utilized in the manufacturing of Adzenys XR-ODT which total $459,000 are being amortized over their expected useful life of approximately 16 years, beginning with the PDUFA approval of Adzenys XR-ODT on January 27, 2016. Patent amortization expense of $13,000 and $5,000 was recorded for the three months ended September 30, 2016 and 2015, respectively, and patent amortization expense of $36,000 and $17,000, was recorded for the nine months ended September 30, 2016 and 2015, respectively.

Note 9. Long-term debt

Long-term debt at the indicated dates consists of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Deerfield senior secured credit facility, net of discount of $1,476	$60,956	$—
Senior debt, net of discount of $1,167	—	24,895
10% subordinated note payable to a related party	—	6,994
Capital leases, maturing through August 2017	756	2,355

	61,712	34,244
Less current portion	(3,188)	(7,973)

Long-term debt	$58,524	$26,271

On May 11, 2016, the Company entered into a $60 million senior secured credit facility (“Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) (“Deerfield”), as lenders.  Principal on the new facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. The Company has an option to defer payment of each of the first four interest payments until June 1, 2017. The Company exercised the option to defer the first two interest payments during the nine months ended September 30, 2016 and exercised the option to defer the third interest payment due December 1, 2016 on October 28, 2016, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017. In connection with the Facility, the Company paid a $1,350,000 yield enhancement fee to Deerfield,  approximately $173,000 of legal costs to the Company’s attorneys and $58,000 of legal costs on behalf of Deerfield’s attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method. Borrowings under the Facility are collateralized by substantially all of the Company’s assets, except the Company’s assets under capital lease, and the Company will maintain cash on deposit of not less than $5 million. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the senior Loan and Security Agreement (“LSA”), the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% related party amended and restated subordinated note (the “Note”) that was issued by the Company to Essex Capital Corporation (“Essex”), which were otherwise payable in 2016 and 2017.

The Facility, also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of September 30, 2016, the Company was in compliance with the covenants under the Facility.

Debt discount amortization for the Facility was calculated using the effective interest rate, charged to interest expense and totaled $70,000 and $106,000 for the three and nine months ended September 30, 2016, respectively.

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

LSA end of term charge amortization totaled $121,000 for the nine months ended September 30, 2016, and $79,000 and $230,000 for the three and nine months ended September 30, 2015, respectively.  LSA debt discount amortization charged to interest expense totaled $104,000 for the nine months ended September 30, 2016, and $67,000 and $196,000 for the three and nine months ended September 30, 2015, respectively.  At the end of the three and nine months ended September 30, 2015, the Hercules warrant fair values were remeasured and the changes in fair value of approximately $38,000 and $157,000, respectively, were recorded in other income (expense), net in the Company’s consolidated statements of operations.

The early prepayment of the LSA resulted in a $1,187,000 loss on debt extinguishment (due to recording the $243,000 LSA prepayment charge, writing off $503,000 of unamortized LSA end of term charge and the $439,000 of unamortized LSA loan cost and expensing the $2,500 of legal fees paid on behalf of Hercules) which is separately shown in the statement of operations for the nine months ended September 30, 2016.

10% subordinated related party note:  The Company had a Note in the aggregate principal amount of $5.9 million that was issued by the Company to Essex which was to mature in March 2017.  Interest was to be accrued and added to the principal balance until such time as the Company achieved positive EBITDA for three consecutive months.  On July 19, 2014, the interest rate on the Note was reduced to 6% for the period from July 19, 2014 through June 28, 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment made by the Company to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party (see Note 15). The Company recorded this amendment as a loan modification.  On May 11, 2016, the Company prepaid the $5.9 million outstanding aggregate principal and $1.3 million in accrued and unpaid interest. At December 31, 2015, the aggregate principal amount of the Note was $5.9 million and $1.1 million in interest had been accrued through December 31, 2015.

Capital lease obligations to related party:  As described in Notes 6 and 15, during the years ended December 31, 2013 and 2014, the Company entered into agreements with a related party for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $5.5 million and $795,000, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.5% and interest expense on these leases was $39,000 and $110,000 for the three months ended September 30, 2016 and 2015, respectively, and $178,000 and $371,000 for the nine months ended September 30, 2016 and 2015, respectively. The two February 2013 leases for $3.5 million of assets expired in July 2016, were fully amortized and the $385,000 lease buy-out liability was satisfied.

Future principal payments of long-term debt including capital leases are as follows:

September 30,
Period ending:	2016
(unaudited)
(in thousands)

2017	$3,188
2018	—
2019	15,000
2020	15,000
2021	15,000
Thereafter	15,000

Future principal payments	$63,188

Less unamortized debt discount	(1,476)
Less current portion of long-term debt	(3,188)

Total long-term debt	$58,524

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

On August 1, 2016 the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to an aggregate of $125.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”).  The Company simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $40.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2016.

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

The Series C preferred stock, Series B-1 preferred stock and Series B preferred stock were to be redeemable on November 1, 2017, and their carrying value was being accreted to the minimum redemption value of $5.00 per share or $57,642,000, $27,309,000 and $15,565,000, respectively, over the period from issuance through November 1, 2017 using the effective interest method for issuances through the IPO effective date. The amount of accretion recorded for each of the Series C preferred stock, Series B-1 preferred stock and Series B preferred stock for the three months ended September 30, 2015 was $37,000, $41,000 and $21,000, respectively. The amount of accretion recorded for each of the Series C preferred stock, Series B-1 preferred stock and Series B preferred stock for the nine months ended September 30, 2015 was $607,000, $370,000 and $192,000, respectively.

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

On the IPO effective date of July 22, 2015, the Series C warrant fair values were remeasured for a final time and an increase in fair value of approximately $1,522,000 and $1,698,000 was recorded in other income (expense), net in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2015, respectively. Upon the closing of the Company’s IPO, all of the shares of the Company’s redeemable convertible preferred stock (“Preferred Shares”) were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those Preferred Shares were cancelled including the right to receive undeclared accumulated dividends. On the IPO closing date, all outstanding shares of redeemable preferred stock converted into 9,217,983 shares of common stock and all remaining outstanding Series C warrants issued in conjunction with purchases of Series C preferred stock were net exercised at the IPO price for 78,926 shares of common stock.

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

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over a four-year period. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2015, 1,389 shares related to forfeited 2009 Plan options and 9,197 shares related to the surrender of restricted stock were added to the shares available under the 2015 Plan. During the nine months ended September 30, 2016, 5,556 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of September 30, 2016, 186,960 shares of common stock remain available for grant under the 2015 Plan.

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

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

Nine Months Ended
September 30,
2016
(unaudited)

Estimated dividend yield	0%
Expected stock price volatility	60%
Weighted-average risk-free interest rate	1.18%
Expected life of option in years	6.15
Weighted-average option fair value at grant	$5.80

The Company has reported share-based compensation expense for stock options granted to employees for the three and nine months ended September 30, 2016 and 2015, respectively, in its consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)

Cost of goods sold	$92	$30	$233	$51
Research and development	89	19	223	28
Selling and marketing	192	56	514	99
General and administrative	637	186	1,424	302

	$1,010	$291	$2,394	$480

At September 30, 2016, there was $9.8 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.0 years.  For the nine months ended September 30, 2016, the Company issued 10,886 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $13,000 and realized no tax benefit from the exercised stock options.

A summary of outstanding and exercisable options as of September 30, 2016 and December 31, 2015 and the activity from December 31, 2015 through September 30, 2016, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2015	1,352,283	$13.607	$964

Exercisable at December 31, 2015	229,000	$3.385	$2,504

Granted (unaudited)	859,257	$10.385
Exercised (unaudited)	(10,886)	1.231
Expired, forfeited or cancelled (unaudited)	(79,380)	18.986

Outstanding at September 30, 2016 (unaudited)	2,121,274	$12.164	$1,357

Exercisable at September 30, 2016 (unaudited)	500,844	$9.917	$908

The weighted-average remaining contractual life of options outstanding and exercisable on September 30, 2016 was 8.8 and 7.7 years, respectively. The option exercise price for all options granted January 1, 2016 through September 30, 2016 ranged from $8.84 to $10.96 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2015 was 8.9 and 7.3 years, respectively. The option exercise price for all options granted in the year ended December 31, 2015 ranged from $9.32 to $25.50 per share.

Restricted stock:  Under the 2009 Plan, the Company granted restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months.

The Company did not issue any shares of restricted stock for the nine months ended September 30, 2016, or for the year ended December 31, 2015. Restricted stock compensation cost of $23,000 and $68,000 for the three and nine months ended September 30, 2016, respectively, and $27,000 and $72,000 for the three and nine months ended September 30, 2015, respectively, has been charged to general and administrative expenses.  At September 30, 2016, there was $94,000 of unrecognized compensation cost related to restricted stock, which is expected to be recognized over 12.5 months. No vested restricted stock awards were settled during the nine months ended September 30, 2016. On October 16, 2015, the Company settled in cash certain vested restricted stock awards having a value of $658,000 and the Company realized a tax benefit of $224,000. On October 16, 2015, 9,197 shares of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock.  The fair value of such shares was determined to be $18.54 per share, the closing price of the Company’s stock on such date.

The Company had 71,025 shares of unvested restricted stock with a weighted average fair value of $2.55 as of September 30, 2016 and December 31, 2015.  For the nine months ended September 30, 2016, there were no shares of restricted stock granted, vested or forfeited.

Note 12. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value.  On February 19, 2015, the Company’s board of directors approved the cancellation of the Company’s 55,905 shares of treasury stock which had been repurchased at the original purchase price of $0.002 in 2013. Shares of restricted stock totaling 9,197 on October 16, 2015 were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company on October 19, 2015.

Note 13. Commitments and contingencies

Patent Infringement Litigation: On July 25, 2016, the Company received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising the Company that Actavis has filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Adzenys XR-ODT. The certification notice alleges that the four U.S. patents listed in the FDA’s Orange Book for Adzenys XR-ODT, one with an expiration date in April 2026 and three with expiration dates in June 2032, will not be infringed by Actavis’s proposed product, are invalid and/or are unenforceable. On September 1, 2016, the Company filed a patent infringement lawsuit in federal district court against Actavis. This case alleges that Actavis infringed the Company’s Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of the Company’s patents. This lawsuit automatically stayed, or barred, the FDA from approving Actavis’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. Neos intends to vigorously enforce its intellectual property rights relating to Adzenys XR-ODT. The Company cannot predict the timing or outcome of these proceedings.

Operating lease:  The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations which commenced on May 1, 2016. The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1.2 million at both September 30, 2016 and December 31, 2015. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $56,000 and $172,000 for the three and nine months ended September 30, 2016, respectively, and $59,000 and $178,000 for the three and nine months ended September 30, 2015, respectively. Rent expense, excluding the share of operating expenses, for the three and nine months ended September 30, 2016 was $254,000 and $759,000, respectively, and $218,000 and $654,000 for the three and nine months ended September 30, 2015, respectively.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”).  The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee.  The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has reduced bonus expense by $86,000 for the three months ended September 30, 2016 and has recorded $457,000 of bonus expense for the nine months ended September 30, 2016, and $295,000 and $673,000 of bonus expense for the three and nine months ended September 30, 2015, respectively.

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

As described in Note 6, in 2012, the Company negotiated financing arrangements with a related party that provided for the sale-leaseback of up to $6.5 million of the Company’s property and equipment. In 2013, the Company executed four transactions totaling $5.5 million and in March 2014, the Company completed the final tranche of the sale-leaseback arrangement, raising an additional $795,000. The two February 2013 leases for $3.5 million of assets expired in July 2016 and the related $2.6 million gain was fully amortized at that time and the $385,000 lease buy-out option liability was fully satisfied.

Note 16. Subsequent events

On October 17, 2016, the Company settled in cash certain vested restricted stock awards having a value of $226,000 and the Company realized a tax benefit of $79,000. On October 17, 2016, 9,709 shares of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock.  The fair value of such shares was determined to be $6.37 per share, the closing price of the Company’s stock on such date. On October 21, 2016, the surrendered shares of restricted stock were added to the treasury stock of the Company, increasing total treasury stock to 18,906 shares, and to the shares available under the 2015 Plan, increasing the total shares of common stock available for grant under the 2015 Plan to 196,669.

On October 28, 2016, the Company exercised the option to defer the third interest payment due December 1, 2016 under the Facility, and will add, when otherwise due, such amount to the outstanding loan principal until it is paid on June 1, 2017.

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

OVERVIEW

We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT and our two product candidates for the treatment of attention deficit hyperactivity disorder (“ADHD”). Our product and product candidates are extended-release (“XR”), medications in patient-friendly, orally disintegrating tablets (“ODT”), or liquid suspension dosage forms. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration (“FDA”), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product on May 16, 2016. We believe Adzenys XR-ODT is and, if approved, Cotempla XR-ODT will be the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market. Cotempla XR-ODT is the provisionally accepted trade name of our methylphenidate XR-ODT. On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis has filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court against Actavis. This case alleges that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Actavis’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. We intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT. We are unable to predict the timing or outcome of these proceedings at this time. We anticipate incurring increasing amounts of legal fees in the enforcement of our intellectual property rights.

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

We are commercializing Adzenys XR-ODT and plan to commercialize our product candidates in the United States using our own commercial infrastructure. We are manufacturing Adzenys XR-ODT, and, if approved, intend to manufacture Cotempla XR-ODT and NT-0201 in our current Good Manufacturing Practice (“cGMP”) and U.S. Drug Enforcement Administration (“DEA”)-registered manufacturing facilities, thereby obtaining our products at cost without manufacturer’s margins and better controlling supply quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold.

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

Since our reorganization in 2009, we have devoted substantially all of our resources to funding our manufacturing operations and to our product candidates which consist of implementation of our commercialization strategies, research and development activities, clinical trials for our product candidates, the general and administrative support of these operations and intellectual property protection and maintenance. Prior to our initial public offering of our common stock in July 2015, we funded our operations principally through private placements of our common stock, redeemable convertible preferred stock, bank and other lender financings and through payments received under collaborative arrangements.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $65.0 million and $30.8 million for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, we had an accumulated deficit of approximately $181.7 million and $116.8 million, respectively. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

•                  continue to enforce our intellectual property rights; and.

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

On May 11, 2016, we entered into a $60 million senior secured credit facility (“Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) (“Deerfield”), as lenders. Approximately $33 million of the proceeds was used to prepay the existing senior and subordinated debt (the “Note”) that was otherwise payable in 2016 and 2017.  Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option to defer payment of each of the first four interest payments until June 1, 2017. We exercised the option to defer the first three interest payments, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017.

On August 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”).  We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2016.

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

FINANCIAL OPERATIONS OVERVIEW

Revenue

Our revenue is generated primarily from product sales of our generic Tussionex recorded on a net sales basis. We launched commercialization of Adzenys XR-ODT on May 16, 2016. We sell our product to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of our acquisition of all of the rights to commercialize and derive future profits from the Tussionex ANDA, and the commercial launch of Adzenys XR-ODT, we expect our future revenue to increase from historical levels.

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

We expect the number of prescriptions filled for Adzenys XR-ODT to continue to increase through the end of 2016 and in subsequent years. Data from IMS shows 8,959 prescriptions filled during the three months ended September 30, 2016 as compared to the 1,050 prescriptions reported for the period from the May 16, 2016 launch date through June 30, 2016. Monthly prescriptions filled have continued to increase since the launch.

In the future, we will seek to generate additional revenue from product sales of Adzenys XR-ODT and, if approved, our two late-stage branded product candidates. We do not expect to generate any significant revenue unless or until we commercialize our product candidates. We have little Adzenys XR-ODT sales history and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information. If we fail to successfully market Adzenys XR-ODT or to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our inability to generate future revenue from product sales may adversely affect our results of operations and financial position.

Research and development

We expense research and development costs as they are incurred. Research and development expenses consist of costs incurred in the discovery and development of our product candidates, and primarily include:

•                  expenses, including salaries and benefits, which includes share-based compensation expense, of employees engaged in research and development activities;

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

The largest component of our total operating expenses has historically been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

		Three Months Ended September 30		Nine Months Ended September 30,
		2016	2015	2016	2015
		(unaudited)
		(in thousands)
NT-0102	Cotempla XR-ODT	$157	$260	$1,379	$2,771
NT-0201	Amphetamine Liquid	468	58	1,285	139
NT-0202	Adzenys XR- ODT	160	38	377	185
Other Research and Development Activities (1)		2,125	2,302	5,681	5,870
		$2,910	$2,658	$8,722	$8,965

(1) Includes unallocated product development cost, salaries and wages, occupancy and depreciation and amortization.

During the third quarter of 2016, we reclassed our regulatory fees out of research and development expense and into cost of sales commensurate with the commercial launch of Adzenys XR-ODT.

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

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, commercialization activities for Adzenys XR-ODT and pre-commercialization activities for our product candidates, trade sales expenses for our generic Tussionex and commercial sales organization costs incurred in the preparation for and in the commercialization of Adzenys XR-ODT. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care relations, sales planning and market data and analysis.

We believe that our selling and marketing expenses may increase with the growth in the commercialization of Adzenys XR-ODT and, if approved, our product candidates, particularly as we move to a business model in which we commercialize our own products in the United States.

General and administrative

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, for our employees in executive, finance and human resources functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses or cost of goods sold, and professional fees for business development, accounting, tax and legal services. Beginning in July 2016, we began recording stock compensation expense in the same income statement line as the cash compensation of the employee with the associated stock option in accordance with SAB 14 due to the increased number and amount of stock options and option compensation. We have reclassed all prior quarters amounts out of general and administrative expense to the appropriate income statement line in accordance with this approach.

We anticipate that our general and administrative expenses will increase due to increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs, as well as accounting and compliance costs to support the commercialization of Adzenys XR-ODT and, if approved, our product candidates. In addition, as a result of our Paragraph IV litigation that we commenced against Actavis in September 2016, we anticipate incurring increasing amounts of legal fees in the enforcement of our intellectual property rights.

Interest expense, net

Interest expense to date has consisted primarily of interest expense on senior debt, including the amortization of debt discounts, a subordinated note payable to a related party which was repaid in May 2016 with the proceeds from the new Facility and the capitalized leases resulting from the sale-leaseback transactions of our existing and newly-acquired property and equipment. We amortize debt issuance costs over the life of the notes which are reported as interest expense in our consolidated statements of operations. An additional element of interest expense is the loss on debt extinguishment incurred upon prepaying the Loan and Security Agreement with Hercules (“LSA”) and the Note, which consisted of a prepayment charge, payment of legal fees on behalf of the lender and writing off unamortized end-of-term fees and unamortized debt discount.

Other income (expense), net

Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. These sale-leaseback financings occurred in five separate transactions, each with a 42-month lease term. The gains on the transactions are being recognized on a straight-line basis over the respective 42-month lease term (see Note 6 in the notes to our financial statements above). Other income and expense also included changes resulting from the remeasurement of the fair values of our earnout liability and our warrant liabilities through the effective date of the IPO, July 22, 2015. Due to the increasing amount of interest income and gains on sales of securities, we have reclassed such interest earned, accretion and gains on our cash and cash equivalents and short-term investments to other income, net. The primary objective of our investment policy is liquidity and capital preservation.

RESULTS OF OPERATIONS

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues

The following table summarizes our revenues for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Product	$1,583	$221	$1,362	616.3%

Total product revenues were $1.6 million for the three months ended September 30, 2016, an increase of $1.4 million or 616.3% from the $0.2 million for the three months ended September 30, 2015. Net sales of our generic Tussionex increased $0.7 million to $0.9 million from the $0.2 million for the three months ended September 30, 2015 due to increased sales volume. Also included were $0.7 million of net sales for the first full quarter of dispensed patient prescriptions of our Adzenys XR-ODT which was launched May 16, 2016.

We have a limited sales history for Adzenys XR-ODT and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Cost of goods sold	$2,289	$1,172	$1,117	95.3%

The total cost of goods sold was $2.3 million for the three months ended September 30, 2016, an increase of $1.1 million or 95.3%, from the $1.2 million for the three months ended September 30, 2015. This increase was primarily due to a $0.5 million increase in product costs due to initial sales of Adzenys XR-ODT  and the increased unit sales of our generic Tussionex and a $0.8 million increase in other cost of goods sold, principally due to a $0.5 million accrual of the product and facility regulatory fees for Adzenys XR-ODT and generic Tussionex and a $0.3 million increase in raw material scrap from the increased production,  partially offset by a $0.1 million decrease in facility costs and a $0.1 million decrease in depreciation due to capitalized depreciation costs associated with the Adzenys XR-ODT inventory build.

Research and development expenses

The following table summarizes our research and development expenses for three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Research and development expenses	$2,910	$2,658	$252	9.5%

Research and development expenses were $2.9 million for the three months ended September 30, 2016, an increase of approximately $0.2 million or 9.5%, from the $2.7 million for the three months ended September 30, 2015. This increase was primarily due to a $0.5 million increase in clinical studies for our product candidates and a $0.1 million increase in research and development compensation expense, partially offset by a $0.2 million decrease in research and development materials to support our clinical programs, a $0.1 million decrease in facility costs and a $0.1 million decrease in depreciation expense as certain capital lease assets became fully depreciated in July 2016.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Selling and marketing	$16,977	$1,399	$15,578	1,113.5%

The total selling and marketing expenses were $17.0 million for the three months ended September 30, 2016, an increase of $15.6 million or 1,113.5%, from the approximately $1.4 million for the three months ended September 30, 2015. Commercial sales organization salesforce and sales support costs to commercialize Adzenys XR-ODT comprised $6.2 million of the increased expense. Selling and marketing professional services in support of Adzenys XR-ODT, exclusive of commercial sales organization costs, increased by $8.0 million due to advertising agency, marketing materials, managed care, pharmacy and patient assistance program management and data analysis costs incurred in 2016. Salary and compensation expense increased $1.2 million for the build out of our sales and marketing management as part of the launch of Adzenys XR-ODT. In addition, selling and marketing travel and entertainment expenses increased $0.2 million.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
General and administrative	$3,140	$1,967	$1,173	59.6%

The total general and administrative expenses were $3.1 million for the three months ended September 30, 2016, an increase of approximately $1.1 million or 59.6%, from the $2.0 million for the three months ended September 30, 2015.  Professional fees increased $0.6 million in 2016 primarily for legal, public filing, business development and SOX compliance services. Also, salary and compensation expense increased $0.5 million in the three months ended September 30, 2016 due an increase in compensation related to share-based payments.

Interest expense

The following table summarizes interest expense for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Interest expense	$2,130	$1,044	$1,086	104.0%

The total interest expense was $2.1 million for the three months ended September 30, 2016, an increase of $1.1 million or 104.0%, from the $1.0 million for the three months ended September 30, 2015. Interest on the senior debt was $1.3 million higher due to the increased amount of debt in 2016, partially offset primarily by $0.2 million lower interest on the subordinated debt due to the prepayment of the $5.9 million of principal and $1.3 million of interest on the 10% related party Note.

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Other income, net	$57	$(1,349)	$1,406	104.2%

Other income, net was $0.1 million for the three months ended September 30, 2016, an absolute increase of $1.4 million or 104.2%, from the $1.3 million of net expense for the three months ended September 30, 2015. This absolute increase was primarily due to the $1.5 million 2015 year-to-date effect of the remeasurements of the fair values of the warrant and earnout liabilities, which was partially offset by a $0.1 million increase in 2016 in the fair value of the earnout liability resulting primarily from reforecast of generic Tussionex sales. In 2016, as a result of our IPO, the warrants are no longer being revalued at each balance sheet date (see Note 2 — Warrants in the notes to our financial statements above). The 2016 other income, net also included $0.1 million of investment accretion and interest income, offset by a $0.1 million decrease in the amortization of the gain on the sale leasebacks due to the expiration in July 2016 of the two February 2013 leases for $3.5 million of assets.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Product	$5,651	$2,133	$3,518	164.9%

Total product revenues were $5.7 million for the nine months ended September 30, 2016, an increase of $3.5 million or 164.9% from the $2.1 million for the nine months ended September 30, 2015. Net sales of our generic Tussionex increased $2.8 million to $4.9 million from the $2.1 million for the nine months ended September 30, 2015 due to increased sales volume. Also included in product revenues for the period from May 16, 2016 through September 30, 2016 were $0.7 million of net sales of dispensed patient prescriptions of our Adzenys XR-ODT which was launched May 16, 2016.

We have a limited sales history for Adzenys XR-ODT and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information.

Cost of goods sold

The following table summarizes our cost of goods sold for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Cost of goods sold	$7,301	$4,070	$3,231	79.4%

The total cost of goods sold was $7.3 million for the nine months ended September 30, 2016, an increase of $3.2 million or 79.4%, from the $4.1 million for the nine months ended September 30, 2015.  This increase was primarily due to a $1.6 million increase in product costs due to the increased unit sales of our generic Tussionex and initial sales of Adzenys XR-ODT and an increase in other cost of goods sold, principally due to a $1.4 million accrual of the product and facility regulatory fees for Adzenys XR-ODT and our generic Tussionex (which were recorded in research and development expense in 2015), a $0.3 million increase in raw material scrap from the increased production, and $0.3 million of increased lab and manufacturing supplies, partially offset by a $0.3 million decrease in facility costs and a $0.1 million decrease in depreciation due to capitalized depreciation costs associated with the Adzenys XR-ODT inventory build.

Research and development expenses

The following table summarizes our research and development expenses for nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Research and development expenses	$8,722	$8,965	$(243)	(2.7)%

Research and development expenses were $8.7 million for the nine months ended September 30, 2016, a decrease of approximately $0.3 million or 2.7%, from the $9.0 million for the nine months ended September 30, 2015. This decrease was primarily due to $2.3 million FDA filing fee for the NDA for Cotempla XR-ODT submitted in January 2015 and a $0.3 million decrease in depreciation expense as certain capital lease assets became fully depreciated in July 2016, partially offset by a $1.9 million increase professional services principally for clinical studies for our product candidates and a $0.4 million increase in research and development compensation expense.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Selling and marketing	$39,630	$2,370	$37,260	1,572.2%

The total selling and marketing expenses were $39.6 million for the nine months ended September 30, 2016, an increase of approximately $37.2 million or 1,572.2%, from the $2.4 million for the nine months ended September 30, 2015. Commercial sales organization salesforce and sales support costs increased $14.1 million due to the launch of Adzenys XR-ODT. Selling and marketing professional services associated with the launch of Adzenys XR-ODT, exclusive of commercial sales organization costs, increased by $18.4 million due to advertising agency, marketing materials, managed care, pharmacy and patient assistance program management, purchases of sales data and public relations costs incurred in 2016. Additionally, salary and compensation expense increased $3.7 million and recruiting fees increased $0.2 million for the build out of our sales and marketing management. Selling and marketing travel and entertainment expenses increased $0.7 million and the Pennsylvania facility cost increased $0.1 million.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
General and administrative	$9,600	$4,891	$4,709	96.3%

The total general and administrative expenses were $9.6 million for the nine months ended September 30, 2016, an increase of $4.7 million or 96.3%, from the $4.9 million for the nine months ended September 30, 2015.  Salary and compensation expense increased $2.0 million in the nine months ended September 30, 2016, primarily due a $1.1 million increase in compensation related to share-based payments and a $0.9 million increase in 2016, principally due to the addition of personnel for administrative and compliance functions. Also, professional fees increased $1.9 million in 2016 primarily for legal, public filing, SOX compliance, business development, information technology and accounting and audit services. In addition, general and administrative expenses increased by $0.4 million in 2016 for the public company officers insurance policy premium in 2016, $0.1 million for licenses and permits, $0.1 million for franchise tax, $0.1 million for board of directors fees and expenses and $0.1 million for depreciation.

Interest expense

The following table summarizes interest expense for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Interest expense	$5,933	$2,685	$3,248	121.0%

The total interest expense was $5.9 million for the nine months ended September 30, 2016, an increase of $3.2 million or 121.0%, from the $2.7 million for the nine months ended September 30, 2015. Of this increase, the early prepayment of the LSA resulted in a $1.2 million loss on debt extinguishment due to recording the $0.2 million LSA prepayment charge, writing off the $0.5 million of unamortized LSA end of term charge and the $0.5 million of unamortized LSA loan discount. Additionally, interest on senior debt was $2.3 million higher due to the increased amount of debt in 2016. These increases were partially offset by a $0.2 million reduction in capital lease interest due to the reduced capital lease balances resulting from ongoing lease payments and  $0.1 million lower interest on the subordinated debt due to the prepayment of the $5.9 million of principal and $1.3 million of interest on the 10% related party Note.

Other income (expense), net

The following table summarizes our other income (expense) for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Other Income, net	$575	$(829)	$1,404	169.4%

Other income, net was $0.6 million of net income for the nine months ended September 30, 2016, an absolute increase of $1.4 million or 169.4%, from the $0.8 million of net expense for the nine months ended September 30, 2015. The 2016 net other income of $0.6 million resulted from $0.5 million of amortization of the gain on the sales leasebacks, $0.2 million of investment accretion and interest income, partially offset by $0.1 million of expense related to the increase in the fair value of the earnout liability resulting primarily from reforecast of our sales of generic Tussionex. The 2015 net other expense of $0.8 million resulted primarily from the net year-to-date effect of the remeasurements of the fair values of the warrant and earnout liabilities, partially offset by $0.6 million of amortization of the gain on the sales leasebacks. In 2016, as a result of our IPO, the warrants are no longer being revalued at each balance sheet date (see Note 2 — Warrants in the notes to our financial statements above).

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

On May 11, 2016, we entered into a $60 million senior secured credit facility (“Facility”) with Deerfield as lender.  Principal on the new facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option to defer payment of each of the first four interest payments until June 1, 2017. We  exercised the option to defer the first two interest payments during the nine months ended September 30, 2016 and exercised the option to defer the third interest payment due December 1, 2016 on October 28, 2016, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017. Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5 million. In connection with the Facility, we paid a $1,350,000 yield enhancement fee to Deerfield and approximately $0.2 million of legal fees. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% Note, which were otherwise payable in 2016 and 2017.

As of September 30, 2016, we had $43.5 million in cash and cash equivalents and $16.5 million in short-term investments. Between December 2014 and February 2015, we issued and sold 4,124,871 shares of Series C redeemable convertible preferred stock (“Series C preferred stock”) for net proceeds of $20.6 million, of which $7.5 million was received in the December 31, 2014 and $13.1 million was received in the first three months of 2015. Between June 30 and July 27, 2015, we issued 1,000,000 shares of our Series C preferred stock to several investors upon the exercise of warrants for Series C preferred stock (“Series C warrants”) held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5.0 million. On March 13, 2015, we received an advance of $5.0 million under our senior debt facility as a result of achievement of a certain regulatory milestone. In addition, on June 10, 2015, we drew down the final $5.0 million tranche under our senior debt facility prior to meeting the milestones associated with that tranche.  We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine Months Ended
	September 30,		Increase
	2016	2015	(Decrease)
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Net cash used in operating activities	$(50,754)	$(14,919)	$(35,835)
Net cash (used in) provided by investing activities	(20,033)	2,344	(22,377)
Net cash provided by financing activities	23,513	102,128	(78,615)

Net (decrease) increase in cash and cash equivalents	$(47,274)	$89,553	$(136,827)

Cash used in operating activities

Net cash used in operating activities during these periods primarily reflected our net losses and changes in working capital, partially offset by non-cash charges including deferred interest on debt, share-based compensation expense, depreciation expense, amortization of intangible assets net of amortized gain on sale of equipment, noncash loss on debt extinguishment due to unamortized debt discount and changes in fair value of warrant and earnout liabilities.

Net cash used in operating activities was $50.8 million and $14.9 million for the nine months ended September 30, 2016 and 2015, respectively. The $35.8 million increase in net cash used from operating activities was due to the $43.3 million increase in our net losses, as discussed above, partially offset by a $3.5 million increase in the provision of cash from working capital changes and a $4.0 million increase in noncash items. The increase in provision of cash from working capital changes primarily resulted from a  $4.4 million increase in accounts payable and accrued expenses due to the timing of vendor invoicing and payments and costs related to sales of Adzenys XR-ODT which are deferred until the revenue associated with those fees is recognized and a $2.6 million increase in deferred revenue related to the launch of Adzenys XR-ODT, partially offset by increased cash usage from a $2.5 million increase in inventories in anticipation of forecasted increased sales of our generic Tussionex and Adzenys XR-ODT and a $0.7 million increase in accounts receivable due to timing of payments. The increase in noncash items was principally due to a $2.3 million of deferred interest on the Facility and the Note, a $1.9 million increase in share-based compensation expense, the $0.9 loss on debt extinguishment related to unamortized debt discount, partially offset by the $1.3 million decrease in the change in the fair value of the warrant and earnout liabilities since 2015.

Cash (used in) provided by investing activities

Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash used by investing activities was $20.0 million for the nine months ended September 30, 2016 primarily due to the $51.4 million purchase of short-term investments offset by the $35.0 million sales of short-term investments, $3.1 million of capital expenditures principally for equipment to be used in the production and testing of Adzenys XR-ODT and, if approved, our other product candidates and a new ERP system and $0.5 million for fees related to a license associated with the commercialization of Adzenys XR-ODT. Net cash provided by investing activities of $2.3 million for the nine months ended September 30, 2015 was primarily due to the net sale of $3.0 million of short-term investments, partially offset by a $0.7 million of capital expenditures in 2015 primarily in association with the expansion of our controlled substances vault.

Cash provided by financing activities

Net cash provided by financing activities of $23.5 million in the nine months ended September 30, 2016 resulted from proceeds of $60.0 million from the issuance of notes to Deerfield, partially offset by a $1.4 yield enhancement fee paid to Deerfield and $0.2 million of legal fees, the full repayment of the $25.0 million of principal under the LSA and $7.2 million of principal and interest under the related party loan, a $1.1 million end of term charge payment and $1.6 million of principal payments under the sales leasebacks. Net cash provided by financing activities of $102.1 million in the nine months ended September 30, 2015 primarily resulted from net cash proceeds of $77.0 million from our IPO reduced by $1.8 million of cash public offering costs; $13.0 million, net of issuance costs, received from the sale of 2,624,936 shares of our Series C preferred stock and the issuance of Series C warrants for 1,197,218 shares of Series C preferred stock; proceeds of $10.0 million from the remaining drawdowns under the LSA (see Credit

Facilities below for details); $5.0 million from the exercise of 1,000,000 of Series C warrants and $0.1 million from the exercise of employee stock options, partially offset by $1.2 million of principal payments under the sales leasebacks..

Credit facilities

On May 11, 2016, we entered into a $60 million senior secured credit facility (“Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) (“Deerfield”), as lenders. Approximately $33 million of the proceeds was used to repay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% amended and restated subordinated note (the “Note”) that was issued by us to Essex Capital Corporation (“Essex”) which was to mature in March 2017, which were otherwise payable in 2016 and 2017. Principal on the new facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option to defer payment of each of the first four interest payments until June 1, 2017. As of September 30, 2016, we had exercised the option to defer the first two interest payments, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017. Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5 million.  In connection with the Facility, we paid a $1,350,000 yield enhancement fee to Deerfield and approximately $0.2 million in legal fees.

The Facility, also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of September 30, 2016, we were in compliance with the covenants under the Facility.

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

We had a Note in the aggregate principal amount of $5.9 million that was issued by us to Essex which was to mature in March 2017.  Interest was to be accrued and added to the principal balance until such time as we achieved positive EBITDA for three consecutive months.  On July 19, 2014, the interest rate on the Note was reduced to 6% for the period from July 19, 2014 through June 28, 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment made by us to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party. This agreement resolved certain issues and disputes whereby Essex paid $256,000 to the third party, we paid Essex $128,000 and Essex agreed to reduce the interest rate on the Note from 10% to 6% for the July 2014 through June 2015 period. The third party released both Essex and us from any and all claims.  At May 11, 2016 and December 31, 2015, the aggregate principal amount of the Note was $5.9 million and $1.3 million and $1.1 million in interest had been accrued through May 11, 2016 and December 31, 2015, respectively.

During the years ended December 31, 2014 and 2013, we entered into five 42-month agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $795,000 and $5.5 million, respectively, and a bargain purchase option at the end of the respective lease, all of which are classified as capital leases. The two February 2013 leases for a total of $3.5 million of assets expired in July 2016. The approximate imputed interest rate on these leases is 14.5%. See “-Contractual Commitments and Obligations” below for future payments under these leases.

Capital resources and funding requirements

On August 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”).  We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2016.

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

•                  the number and characteristics of new product candidates that we pursue; and

•                  our ability to hire qualified employees at salary levels consistent with our estimates to support our growth and development, including additional general and administrative personnel as a result of becoming a public company, and sales and marketing personnel to commercialize our approved products.

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

Revenue recognition

Revenue is generated from product sales, recorded on a net sales basis in consideration of product returns, rebates and wholesaler chargebacks, each of which is described in more detail below. Product revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price to the buyer is fixed and determinable; and collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if the price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid for the product, or the buyer is obligated to pay for the product and the obligation is not contingent on resale of the product, the buyer’s obligation to pay would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by us, we do not have significant obligations for future performance to directly bring about resale of the product by the buyer and the amount of future returns can be reasonably estimated.

We have a limited sales history for Adzenys XR-ODT and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information.

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

Net product sales

Net product sales for our products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, prompt payment discounts, wholesaler fees and estimated allowances for product returns, rebates and chargebacks to be incurred on the selling price of the respective product sales. Wholesale distribution fees based on definitive contractual agreements are incurred on the management of these products by wholesalers and are recorded within net sales for generic Tussionex and as deferred wholesale distribution fees in other current assets for Adzenys XR-ODT. The deferred wholesale distribution fees for Adzenys XR-ODT are later recorded within net product sales when revenue associated with those fees is recognized. We estimate and record gross to net sales adjustments for product returns, rebates and chargebacks based upon analysis of third-party information, including information obtained from our third party logistics providers (“3PLs”), with respect to its inventory levels and sell-through to the wholesalers’ customers, for savings offers from data available from third parties regarding savings offers processed for prescriptions written for our products, and, for generic Tussionex, experience reported by our previous commercialization partners. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Wholesale distribution fees and the allowance for prompt pay discounts are recorded at the time of shipment and such fees and allowances and all other accruals are recorded in the same period that the related revenue is recognized.

Savings offers

We offer savings programs for Adzenys XR-ODT to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. We record the amount redeemed based on information from third-party providers and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Rebates

Our products are subject to commercial managed care and government-managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Estimated rebates payable under such programs are recorded as a reduction of revenue at the time revenues are recorded. Calculations related to these rebate accruals are estimated based on information from third-party providers. Historical trend of such rebates will be continually monitored and may result in future adjustments to such estimates.

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

We reported share-based compensation expense for stock options granted to employees in our consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)

Cost of goods sold	$92	$30	$233	$51
Research and development	89	19	223	28
Selling and marketing	192	56	514	99
General and administrative	637	186	1,424	302

	$1,010	$291	$2,394	$480

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

Nine Months
Ended September 30,
2016

Estimated dividend yield	0%
Expected stock price volatility	60%
Weighted-average risk-free interest rate	1.18%
Expected life of option in years	6.15
Weighted-average option fair value at grant	$5.80

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

On May 11, 2016, we entered into a $60 million senior secured credit facility with Deerfield as lender.  Approximately $33 million of the proceeds was used to repay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% Note, which were otherwise payable in 2016 and 2017.  Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option to defer payment of each of the first four interest payments until June 1, 2017. We exercised the option to defer the first two interest payments during the nine months ended September 30, 2016 and exercised the option to defer the third interest payment due December 1, 2016 on October 28, 2016, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017. Borrowings under the Facility are collateralized by substantially all of our assets, except our assets under capital lease, and we will maintain cash on deposit of not less than $5 million.

The following tables reflect summaries of our estimates of future material contractual obligations as of September 30, 2016, as adjusted to reflect the payments which will be due under the new senior secured credit agreement with Deerfield. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr	1-3 Yrs.	3-5 Yrs	Thereafter
	(unaudited)
	(In thousands)
Deerfield senior secured facility	95,698	10,541	30,148	38,648	16,361
Capital leases for equipment	810	810	—	—	—
Earnout liability	355	—	—	—	355
Texas facility operating lease	8,320	943	1,911	1,998	3,468
Pennsylvania office space lease	692	146	300	246	—
	$105,875	$12,440	$32,359	$40,892	$20,184

We had borrowed all $60.0 million under the Deerfield Facility as of September 30, 2016. The payments above are inclusive of related interest amounts as of September 30, 2016. The two February 2013 leases for a total of $3.5 million of assets expired in July 2016.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of September 30, 2016, we had cash and cash equivalents of $43.5 million and short-term investments of $16.5 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents and short-term investments portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

PART II—OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. We may file infringement claims against third parties for the infringement of our patents, such as the lawsuit discussed below. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis has filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. This case alleges that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Actavis’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. We intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT. We cannot predict the timing or outcome of these proceedings.

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

Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR-ODT and, if approved, our product candidates. We have only generated revenues from the sale of our generic Tussionex and contract manufacturing, which contract manufacturing operations were discontinued in 2013 and we only commenced commercializing Adzenys XR-ODT in May 2016 and have not generated substantial revenues from product sales of Adzenys XR-ODT. We have not generated any revenues from product sales of our product candidates and have incurred significant operating losses.

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

We have only recently completed building an organization for the sale, marketing and distribution of Adzenys XR-ODT, and there is no guarantee that we will be successful in the commercialization of Adzenys XR-ODT, which we only launched in May 2016.  We currently have a limited sales history for Adzenys XR-ODT.  Additionally, we may need to build additional sales, marketing and distribution capabilities for Cotempla XR-ODT and NT-0201, if they are approved. We must finish building these capabilities for Cotempla XR-ODT and NT-0201, and/or enter into a marketing collaboration with a third party, in order to commercialize Cotempla XR-ODT and NT-0201, if approved. Although we have established a focused, specialty sales and marketing organization of approximately 125 representatives to promote our approved products in the United States, these commercialization capabilities for Adzenys XR-ODT have only been recently established. Establishing and developing our sales force in the United States to market Adzenys XR-ODT was expensive and time-consuming and, if additional such resources are needed for Cotempla XR-ODT and NT-0201, doing so for Cotempla XR-ODT and NT-0201 could similarly be expensive and time consuming and could delay the launch of those products, if approved. We cannot be certain that we will reap the benefits of our commercialization efforts of Adzenys XR-ODT compared to its cost, and there is no guarantee that we will be able to successfully develop this capacity for Cotempla XR-ODT and NT-0201, and even if we do, the cost of establishing and maintaining such an organization may exceed the benefit of doing so.

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

To date, we have expended significant time, resources, and effort on the development of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, and a substantial majority of our resources are now focused on the commercial launch in the United States of Adzenys XR-ODT, commenced on May 16, 2016, and, if approved, Cotempla XR-ODT and NT-0201 in the second half of 2017. Accordingly, our ability to generate significant product revenue will depend almost entirely on our ability to successfully commercialize Adzenys XR-ODT and to obtain final marketing approval for and successfully commercialize Cotempla XR-ODT and NT-0201. We may not sell Cotempla XR-ODT or NT-0201 in the United States until the FDA grants final marketing approval and, therefore, our planned commercial launch of Cotempla XR-ODT and NT-0201 in the United States could experience unanticipated delays or problems and may be prohibited altogether.

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

In addition, we have begun, and will need to continue, investing substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel to support the commercialization of Adzenys XR-ODT which commenced on May 16, 2016, and, if approved, the planned commercial launch of Cotempla XR-ODT and NT-0201. We have committed and will continue to commit these additional resources prior to obtaining final approval of any of Cotempla XR-ODT or NT-0201 from the FDA. If we are unable to successfully obtain final FDA approval of any of our product candidates or complete these activities, or experience unanticipated delays or problems, our costs could substantially increase and our business, financial condition and results of operations will be adversely affected. In addition, we have certain revenue expectations with respect to the sale of Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201. If we cannot successfully commercialize and achieve those revenue expectations with respect to Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201, our anticipated revenues and liquidity will be materially adversely impacted.

Moreover, even if we are able to commercialize Adzenys XR-ODT and, if approved, timely launch Cotempla XR-ODT or NT-0201, their continued commercial success may be largely dependent on the capability of third-party collaborators. Such third-party collaborators may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. In addition, if any of our manufacturing or collaboration partners fail to effectively perform under our arrangements for any reason, we may not be able to find a suitable replacement partner on a timely basis or on acceptable terms.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Shire under the brand name Adderall XR and Tris Pharmaceuticals, or Tris, under the brand name Dyanavel XR, a liquid suspension, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, by Pfizer under the brand name Quillivant XR, a reconstituted liquid suspension, and QuilliChew ER, a chewable formulation, Rhodes Pharmaceuticals under the brand name Aptensio XR, a capsule, and by Novartis under the brand names Focalin XR and Ritalin LA. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Shire, Noven, Alcobra, Highland Therapeutics, Sunovian and Neurovance.

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

•                  whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicaid and Medicare; and

•                  the ability to protect intellectual property rights related to our product and product candidates.

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

We expect to compete against branded drugs and to compete with their generic counterparts that will be sold for a lower price. Although we believe that our product and product candidates will be differentiated from branded drugs and their generic counterparts, if any, including through clinical efficacy or through improved patient compliance and ease of administration, it is possible that such differentiation will not impact our market position. If we are unable to achieve significant differentiation for our product and product candidates against other drugs, the opportunity for our product and, if approved, product candidates to achieve premium pricing and be commercialized successfully would be adversely affected.

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

On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement suit in federal district court against Actavis and related parties. While our lawsuit automatically stayed, or barred, the FDA from approving Actavis’ ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier, such litigation is often time-consuming and costly, and may result in generic competition if our patents are not upheld or if Actavis is found not to infringe our patents. We intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT, and we anticipate incurring increasing amounts of legal fees in the enforcement of such rights.

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

Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, a former officer of ours who was, at the time, PharmaFab’s president, and Russ McMahen, our Vice President of Scientific Affairs, who held a similar position at the time with PharmaFab, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation (“DESI”), drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab’s place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship our generic Tussionex, Adzenys XR-ODT and drug products for our clinical trials. Although we have concluded the annual audit program prescribed by the Consent Decree entered into by our predecessor, our facilities may be inspected by the FDA at any time as a result of the Consent Decree. Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA’s Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree and the FDA closed the matter. Although we may apply for relief from the Consent Decree in the future, there is no guarantee that such relief will be granted or that we will be in compliance with the requirements of the Consent Decree.

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

All of our manufacturing capabilities are housed in our sole manufacturing facility located in Grand Prairie, Texas. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, tornado, power loss, communications failure or terrorism, any of which may render it difficult or impossible for us to operate our drug delivery technology platform and manufacture our product candidates or products for some period of time. The inability to manufacture our products and product candidates if our facility or our equipment is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to manufacture our products and product candidates could become damaged and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility or repair or replace our equipment or license or transfer our proprietary technology to a third-party, particularly in light of the requirements for a DEA-registered manufacturing and storage facility like ours. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA, DEA and/or equivalent foreign regulatory authority approval, and would be very time consuming. Even in the unlikely event we are able to find a third party with such qualifications to enable us to manufacture our products or product candidates, we may be unable to negotiate commercially reasonable terms.

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

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. We face a risk of product liability exposure related to the testing of our product candidates in clinical trials and face even greater risks upon any commercialization by us of our products and product candidates. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products.

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

Our company has limited operating history commercializing branded products. To date, we have focused primarily on developing Adzenys XR-ODT and our product candidates, Cotempla XR-ODT and NT-0201. Adzenys XR-ODT requires substantial additional resources as we implement commercialization strategies and begin generating revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, or any revenue from sales of Cotempla XR-ODT, NT-0201 or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $65.0 million for the nine months ended September 30, 2016, and $30.8 million and $20.8 million for the years ended December 31, 2015 and 2014, respectively. As of September 30, 2016, we had an accumulated deficit of $181.7 million. We have devoted most of our financial resources to implementation of our commercialization strategies, manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and operate a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

•                  our ability to successfully commercialize Adzenys XR-ODT and, if approved, to successfully launch Cotempla XR-ODT and NT-0201, and to continue to increase the level of sales in the marketplace;

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

Since our inception, we have had significant operating losses. As of September 30, 2016, we had an accumulated deficit of $181.7. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our credit facility with Deerfield. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

For example, on July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Adzenys XR-ODT. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. On September 1, 2016, we filed a patent infringement suit in federal district court against Actavis and related parties. While such lawsuit automatically stayed, or barred, the FDA from approving Actavis’ ANDA for 30 months or until a district court decision that is adverse to the asserted patents, such litigation is often time-consuming and costly and its outcome would be unpredictable. We intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT, and we anticipate incurring increasing amounts of legal fees in the enforcement of such rights. We would expect to face generic competition for our Adzenys XR-ODT product if such patents are not upheld or if Actavis is found not to infringe such patents.  The resulting loss of exclusivity would impact pricing and our sales of Adzenys XR-ODT, which could have a material adverse impact on our business.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $15.00 per share, our stock price has ranged from $5.30 to $28.99, through November 3, 2016. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

As of September 30, 2016, our executive officers, directors, 5% or greater stockholders and their affiliates, including shares purchased in the IPO by members of that group and their affiliated entities, beneficially own approximately 53% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

None.

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

Neos Therapeutics, Inc.

Date:	November 14, 2016	By:	/s/ Vipin Garg
Vipin Garg
President and Chief Executive Officer

Date:	November 14, 2016	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)