Form 10-K
period 2016-12-31
Neos Therapeutics, Inc.
filed 2017-03-15
CIK 1467652

Use these links to rapidly review the document

PART IV
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if smaller reporting company	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

          The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on June 30, 2016 was $143.7 million.

          As of March 14, 2017, there were 22,560,635 shares of the registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates certain information by reference from the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's 2017 Annual Meeting of Stockholders. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2016.

Special note regarding forward-looking statements

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

  •
  our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financings;

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

  •
  deficiencies the FDA may identify with respect to NT-0201 and whether we will be able to address the issues that may relate to those deficiencies;

  •
  the Prescripton Drug User Fee Act ("PDUFA") goal dates for Cotempla XR-ODT and NT-0201, and the projected commercial launch dates, if approved by the FDA, of Cotempla XR-ODT and NT-0201;

  •
  our estimates regarding anticipated expenses, capital requirements and our needs for additional financing;

  •
  our product research and development activities, including the timing and progress of our clinical trials, and projected expenditures;

  •
  issuance of patents to us by the U.S. Patent and Trademark Office and other governmental patent agencies;

  •
  our ability to achieve profitability;

  •
  our staffing needs; and

  •
  the additional risks, uncertainties and other factors described under the caption "Risk Factors" in this Report on Form 10-K.

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

NEOS THERAPEUTICS, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

PART I

ITEM 1.    Business

Overview

        We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop our one product and two product candidates for the treatment of attention deficit hyperactivity disorder, or ADHD. Our product candidates are extended-release, or XR, medications in patient-friendly, orally disintegrating tablets, or ODT, or liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration, or FDA, for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016. On December 20, 2016, we announced that we had resubmitted a new drug application, or NDA, for Cotempla XR-ODT, our methylphenidate XR-ODT, following the completion of a bioequivalence bridging study. We have a Prescription Drug User Fee Act, or PDUFA, goal date of June 19, 2017 for Cotempla XR-ODT. In addition, on November 17, 2016, we announced that we had submitted an NDA for NT-0201, our amphetamine XR liquid suspension. We have a PDUFA goal date of September 15, 2017 for NT-0201. A PDUFA goal date is a review performance goal for the FDA to meet in acting on an NDA. Under PDUFA, as amended by the Food and Drug Administration Safety and Innovation Act, for fiscal year 2015, the FDA agreed to review and act on 90 percent of standard, non-new molecular entity NDAs, like the one we submitted for NT-0201, within ten months from the FDA's receipt of the NDA submission, and for Class 2 resubmissions, such as the one we resubmitted for Cotempla XR-ODT, within six months of the FDA's receipt of the NDA resubmission. We believe Adzenys XR-ODT and, if approved, our other product candidates will address an unmet need by providing more patient- and caregiver-friendly dosing options not previously available to patients in the $10.4 billion market for ADHD-indicated medications.

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

        In 2016, 70.4 million prescriptions for medications with ADHD labeling, and principally in extended-release formulations, were written in the United States. The vast majority of currently available dosage forms for ADHD are tablets and capsules. Despite once-daily dosing of these extended-release formulations, we believe there is a significant opportunity to improve compliance rates. Up to 54% of the pediatric population and 40% of the adult population have reported difficulties with swallowing tablets and capsules. We believe that the inability, difficulty or reluctance of many patients to swallow intact tablets and capsules contributes to diminished compliance rates. Such limitations highlight the need for more convenient dosing options such as ODT or liquids. To our knowledge, we are the only company that has succeeded to date in commercializing an XR-ODT formulation of any ADHD medication, even though ODT are among the most preferred dosage forms of pharmaceutical products. We believe, therefore, there is a significant market opportunity to provide two of the most prescribed medications for ADHD, methylphenidate and amphetamine, in two more convenient and patient-friendly dosage forms, ODT and liquid suspension, which we developed using our proprietary technology platform.

        We plan to focus on commercialization in the United States using our own commercial infrastructure. We currently have a specialty sales force of approximately 125 representatives targeting the highest-volume prescribers of ADHD medication. We manufacture Adzenys XR-ODT and intend to manufacture our ADHD product candidates in our current Good Manufacturing Practice, or cGMP, and U.S. Drug Enforcement Administration, or DEA, -registered manufacturing facilities, thereby obtaining our products at cost without manufacturer's margins and better controlling supply, quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of cold.

        We believe we can apply our XR-ODT and XR liquid suspension technologies that underlie our branded product and product candidates and our generic Tussionex to other active pharmaceutical ingredients, or APIs, as well. Our longer-term strategy is to utilize these technologies for the development and approval of additional XR-ODT or XR liquid suspension drug candidates, while leveraging our manufacturing and commercialization experience to reduce costs and effectively reach patients. Patients with central nervous system, or CNS, conditions, such as stroke, Parkinson's disease and Alzheimer's disease often have difficulty swallowing their medication and would benefit from ODT and liquid suspension dosage forms. We have completed feasibility studies on several product candidates thus far. We plan to complete feasibility work on approximately a dozen potential product candidates by mid-2017 and then select two to three candidates for further clinical development. We intend to utilize the regulatory pathway provided by Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the 505(b)(2) regulatory approval pathway, for our product candidates using only APIs from approved drug products and incorporating our proprietary drug delivery platform to create branded product candidates. This streamlined development and approval pathway should allow us to initiate clinical trials in approximately 18 months after drug discovery and submit an NDA in as few as 36 months.

        Our total revenues increased to $9.2 million for the year ended December 31, 2016, from $3.8 million for the year ended December 31, 2015 and $0.8 million for the year-ended December 31, 2014, all of which was generated in the United States.

OUR STRATEGY

        Our goal is to be a leading pharmaceutical company focused on the development, manufacture and commercialization of pharmaceutical products that utilize our proprietary modified-release drug delivery technology platform. Key elements of our business strategy to achieve this goal are to:

  •
  Leverage our commercialization capabilities in the United States for Adzenys XR-ODT with any of our product candidates that are FDA approved.

        We believe that we can effectively commercialize Adzenys XR-ODT and our branded ADHD product candidates, if approved in the United States, with a specialty sales force of approximately 125 representatives. We intend to target the highest volume prescribers to address the unmet need for more patient- and caregiver-friendly dosage forms of the two most prescribed medications in the $10.4 billion market for ADHD-indicated medications. We plan to commercialize our products outside of the United States after receiving the required approvals in those countries through partnerships and collaborations.

  •
  Obtain FDA approval for our two branded product candidates in ADHD.

        On December 20, 2016, we announced that we had resubmitted an NDA for Cotempla XR-ODT, our methylphenidate XR-ODT, and have a PDUFA goal date of June 19, 2017. In addition, on November 17, 2016, we announced that we had submitted an NDA for NT-0201, our amphetamine XR liquid suspension, and have a PDUFA goal date of September 15, 2017.

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

  •
  Utilize our proprietary technology platform to develop additional branded product candidates in CNS and other therapeutic areas with unmet need.

        We intend to expand our branded product portfolio by identifying existing pharmaceutical products that could be improved upon by utilizing our proprietary modified-release drug delivery technology platform. We plan to focus our development efforts on approved drug products for which we believe we can secure composition-of-matter patent protection and utilize the 505(b)(2) regulatory approval pathway. We plan to explore product opportunities in several therapeutic areas, including CNS and gastrointestinal indications.

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

ADHD

Market and current treatment options

        ADHD is a neurobehavioral disorder characterized by a persistent pattern of inattention and/or hyperactivity/impulsivity that interferes with functioning and/or development. ADHD can have a profound impact on an individual's life, causing disruption at school, work, and home and in relationships. It is one of the most common developmental disorders in children and often persists into adulthood. In 2011, an estimated 11% of children in the United States ages 4 to 17 had previously received an ADHD diagnosis. A 2006 study estimated 4.4% of adults in the United States experience ADHD symptoms. Current ADHD treatment guidelines recommend a multi-faceted approach that uses medications in conjunction with behavioral interventions.

        In 2016, 70.4 million prescriptions for medications with ADHD labeling were written in the United States and generated $10.4 billion in sales. Approximately 90% of these prescriptions were for stimulant medications, such as methylphenidate and amphetamine, which have been the standard of care for several decades. Methylphenidate and amphetamine prescriptions generated $3.4 billion and $5.7 billion in sales, respectively, in 2016 in the United States. A few non-stimulant medications are also available, but evidence of their efficacy for treating ADHD symptoms is less compelling. The market for ADHD medications outside of the United States is less developed, but we believe will continue to grow as recognition and awareness of the disorder increase.

Limitations of existing treatment options

        Extended-release, or long acting, dosage forms of stimulant medications are the standard of care for treating ADHD, making up approximately 60% of ADHD prescriptions. Most of these extended-release dosage forms allow for once-daily dosing in the morning, which eliminates the need to re-dose during the day. However, even with once-daily dosing, there is great potential for improvement. The vast majority of currently available dosage forms for ADHD are tablets and capsules. We believe that the inability, difficulty or reluctance of many patients to swallow intact tablets and capsules contributes to diminished compliance rates.

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

        This limitation led to the development of a transdermal methylphenidate patch, Daytrana®. While the methylphenidate transdermal patch offered a non-oral delivery method, it created additional issues related to dose variability, patch placement and premature patch removal. Adverse events such as skin irritation and accidental exposure from discarded patches also deterred Daytrana's utilization. Despite these shortcomings, Daytrana achieved approximately a 3% share of the overall methylphenidate extended-release market in 2014.

        In January 2013, an extended-release liquid formulation of methylphenidate, Quillivant XRTM, was launched by Pfizer, providing a new dosing option. In April 2016, Pfizer launched Quillichew ERTM, an extended-release chewable formulation of methylphenidate and Tris Pharmaceuticals launched an extended-release liquid formulation of amphetamine, Dyanavel XRTM. In 2016, Quillivant XR had approximately 636,000 prescriptions and gross sales of approximately $192.0 million. Quillivant XR captured a 0.9% share of the ADHD market in the fourth quarter of 2016.

        We launched our amphetamine extended-release ODT, Adzenys XR-ODT, on May 16, 2016, and through December 31, 2016, we had 30,339 total prescriptions, generating $8.2 million in gross sales in 2016, of which $5.5 million was in the fourth quarter of 2016. We captured a 0.1% share of the ADHD market in the fourth quarter of 2016.

        The market acceptance of these novel formulations, despite their limitations, further demonstrates the significant unmet need and opportunity for novel, patient- and caregiver-friendly dosage forms in the treatment of ADHD. We believe that XR-ODT and XR liquid suspension would be preferred and clinically beneficial dosage forms for the treatment of ADHD patients with swallowing aversion. In a survey commissioned by us, when asked to project their next 100 dextroamphetamine/amphetamine prescriptions, a sample of 51 pediatricians and psychiatrists said they would prescribe a once-daily controlled-release ODT dextroamphetamine/amphetamine four times as often as they would prescribe a once-daily controlled-release liquid dextroamphetamine/amphetamine (13.3 vs. 3.4 out of their next 100 ADHD patients receiving dextroamphetamine/amphetamine). In a study of adult patients with a CNS disorder, 61% of patients chose an ODT, in comparison with 27% who chose a conventional tablet and 12% who were indifferent. However, to our knowledge, we are the first company to date to commercialize an XR-ODT formulation of any ADHD medication. We believe there is a significant market opportunity to provide the two most prescribed medications for ADHD, methylphenidate and amphetamine, in two patient-friendly dosage forms, ODT and liquid suspension.

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

OUR PRODUCT CANDIDATES AND CURRENTLY MARKETED PRODUCT

        Utilizing our proprietary modified-release drug delivery technology platform, we currently manufacture and market our Adzenys XR-ODT and our generic Tussionex and are developing our two other product candidates. We are developing each of our product candidates to seek FDA approval in accordance with Section 505(b)(2). The table below summarizes our pipeline of product candidates and currently marketed products.

Product	Active Drug and Indication	Formulation	Status
Adzenys XR-ODT	Amphetamine for ADHD	XR-ODT	Approved and marketed
Cotempla XR-ODT	Methylphenidate for ADHD	XR-ODT	Resubmitted NDA; June 19, 2017 PDUFA goal date
NT-0201	Amphetamine for ADHD	XR Liquid Suspension	Submitted NDA; September 15, 2017 PDUFA goal date
Generic Tussionex	Hydrocodone and chlorpheniramine for cough and upper respiratory symptoms of a cold	XR Liquid Suspension	Approved and marketed

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

        Adzenys XR-ODT contains amphetamine loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other typical tableting excipients using our patented RDIM technology. The result is amphetamine with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth without the need for water. We offer Adzenys XR-ODT in 30-day supply, child-resistant blister packs. We have composition-of-matter patents for Adzenys XR-ODT that are scheduled to expire in 2026 and 2032. These patents are listed in the Orange Book, which we believe will provide additional protection for Adzenys XR-ODT.

Adzenys XR-ODT commercialization

        We launched the commercialization of Adzenys XR-ODT on May 16, 2016 and are commercializing this product in the United States with our own infrastructure. We are using a dedicated contract specialty sales force in approximately 125 territories targeting approximately 12,500 physicians who prescribe approximately 40% of all ADHD prescriptions. Through December 2016, we had 30,339 total prescriptions, including 7,444 in December 2016. The number of prescribers of Adzenys XR-ODT continues to grow, and as of December 31, 2016, 4,268 health care providers had written prescriptions for the product. As of the end of 2016, Adzenys XR-ODT was covered by managed care for approximately 83% of commercially-covered lives.

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

        The data from the pilot-scale bioequivalence study versus Adderall XR, 30 mg, is shown in Figure 1 and shows that Adzenys XR-ODT is bioequivalent to the listed drug, Adderall XR, 30 mg, under fasted conditions.

Figure 1: Bioequivalence Study of Adzenys XR-ODT versus Adderall XR, 30 mg, in Healthy Adult Volunteers under Fasted Conditions

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

        Following the receipt of a Complete Response Letter, we received feedback from the FDA on the design of an additional bioequivalence and bioavailability study of Adzenys XR-ODT produced at commercial scale to support the NDA resubmission. This study was designed to compare the pharmacokinetic profile of the commercial-scale product to the listed drug in adult volunteers under fasted conditions; compare the pilot-scale manufacturing batches to the commercial-scale batches; and

evaluate the oral bioavailability of Adzenys XR-ODT under fed and fasted conditions in adult volunteers.

        The bioequivalence data for the commercial-scale product demonstrated that Adzenys XR-ODT has a similar pharmacokinetic profile to the listed drug under fasted conditions, meeting bioequivalence criteria for key exposure parameters (AUC5-t, Cmax, AUClast, and AUCinf). The lower 90% confidence interval for early exposure (AUC0-5) of Adzenys XR-ODT produced at commercial scale fell just below the 80% lower criterion when compared to the listed drug. However, the concentration-time profiles for Adzenys XR-ODT produced at commercial scale and pilot scale are virtually identical, as shown in Figure 2, indicating that scale-up of the Adzenys XR-ODT process did not affect the rate and extent of absorption of amphetamine.

Figure 2: Comparison of Adzenys XR-ODT Pilot Scale versus Adzenys XR-ODT Commercial Scale

        Our settlement agreement with Shire, the producer of Adderall XR, precludes the possibility of a 30-month stay of approval under the Hatch-Waxman Act.

        We have committed to the FDA to conduct the following three trials as a post-marketing requirement after approval of the Adzenys XR-ODT NDA: 1) a single-dose, open-label, randomized pharmacokinetic study of Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets), in male and female children (4 to less than 6 years of age) with ADHD; 2) a randomized, double-blind, placebo-controlled, flexible-dose titration study of Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets), in children ages 4 to 5 years diagnosed with ADHD; and 3) a one year Pediatric Open-Label Safety Study of patients age 4 to 5 years (at the time of entry into the first or second study, or at the time of enrollment if directly enrolled into this study) diagnosed with ADHD treated with Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets). We met with FDA officials in January 2017 to further clarify the design of the protocols required to conduct these studies. We expect to commence with the pharmacokinetics trial in 2017.

Cotempla XR-ODT: Methylphenidate XR-ODT for the treatment of ADHD

        We believe our most advanced methylphenidate product candidate, Cotempla XR-ODT, if approved, will be the first methylphenidate XR-ODT for the treatment of ADHD, providing onset-of-effect within one hour and a 12-hour duration. We submitted a 505(b)(2) NDA for Cotempla XR-ODT on January 9, 2015. On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. The FDA did not raise any safety or efficacy issues with the clinical data previously provided beyond the need for an adequate bridge between the clinical trial material and the to-be-marketed drug product. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. On December 20, 2016, we announced that we had resubmitted an NDA for Cotempla XR-ODT, our methylphenidate XR-ODT, following the completion of a bioequivalence bridging study. We have a PDUFA goal date of June 19, 2017 for Cotempla XR-ODT. Our Cotempla XR-ODT NDA relies on the efficacy and safety data that formed the basis of FDA approval for the listed drug, Metadate CD®, together with bioavailability/bioequivalence data and efficacy/safety data from our Cotempla XR-ODT clinical program. The FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. On June 19, 2015, we responded to the FDA and we implemented corrective action related to this observation, and the FDA closed the inspection. Additionally, the FDA has concluded that the trade name Cotempla XR-ODT for our methylphenidate XR-ODT product candidate is provisionally acceptable.

        Cotempla XR-ODT contains methylphenidate loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other typical tableting excipients using our patented rapidly disintegrating ionic masking, or RDIM, technology. The result is methylphenidate with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth. We plan to offer Cotempla XR-ODT in 30-day supply, child-resistant blister packs. We have composition-of-matter patents in the U.S. which we expect will provide Cotempla XR-ODT intellectual property protection until 2032. If any of our composition-of-matter patents are also listed in the Orange Book, we believe this will provide additional market protection for Cotempla XR-ODT.

Cotempla XR-ODT Clinical Program

        The clinical program for Cotempla XR-ODT consists of four Phase 1 clinical pharmacology studies and a Phase 3 clinical efficacy and safety trial. Three of the clinical pharmacology studies were previously completed. They were single-dose pharmacokinetic studies conducted under fasted and/or fed conditions: a Phase 1 bioequivalence study versus Metadate CD in healthy adult volunteers under fasted conditions; a Phase 1 bioavailability study in healthy adult volunteers under both fed and fasted conditions; and a Phase 1 bioavailability study in children and adolescents with ADHD under fasted conditions. A fourth clinical pharmacology study, which was designed to be a Phase 1 bioequivalence study, demonstrated equivalence between our clinical trial formulation and our to-be-marketed formulation in healthy adult volunteers under fed and fasted conditions and was completed in July 2016. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. On December 20, 2016, we completed the resubmission of our NDA which is a Class 2 resubmission, and with a target six-month PDUFA review period, we have a PDUFA goal date of June 19, 2017. The NDA includes results from our Phase 3 clinical efficacy and safety study that showed a statistically significant improvement in ADHD symptom control compared to placebo across the classroom day. Onset of effect was observed within one hour post-dose and persisted through 12 hours. No serious adverse events were reported during the study and the adverse event profile was consistent with the drug's mechanism of action. In addition, data from a pharmacokinetic study in children with ADHD was submitted.

        The data from our bioequivalence study versus Metadate CD is presented in Figure 3, and shows that Cotempla XR-ODT has a similar plasma concentration-time profile to the listed product, Metadate CD, with a peak exposure that is about 25% higher. The potential efficacy benefits of this increased maximum exposure, as well as any impact on safety parameters, were evaluated in a clinical efficacy and safety trial.

Figure 3: Bioequivalence Study of Cotempla XR-ODT versus Metadate CD, 60 mg, in Healthy Adult
Volunteers under Fasted Conditions

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

        Cotempla XR-ODT met the primary and key secondary efficacy endpoints, showing statistically significant improvement versus placebo on the SKAMP (p<0.0001). Statistical significance expresses the probability that the results of a particular study could have occurred purely by chance. Results are said to be statistically significant when the p-value obtained is less than the pre-established significance level, which in this case was p<0.05 for the primary efficacy endpoint. The SKAMP-Combined score averaged over the classroom testing day was 25.3 for the placebo group and 14.3 in the Cotempla XR-ODT group indicating greater symptom severity in the placebo group. The least squares mean difference was –11.04. Figure 4 shows SKAMP-Combined Scores for Cotempla XR-ODT versus placebo over the classroom day from our Phase 3 efficacy trial. Time to onset was observed within one hour, with a 12-hour duration of effect.

Figure 4: Change from Baseline in Mean SKAMP Score During the Test Day

        Statistically significant improvement versus placebo was also observed on both attempted and correct PERMP scales (p<0.0001). Figure 5 shows PERMP scores for Cotempla XR-ODT versus placebo from our Phase 3 classroom efficacy trial. Taken together, the data demonstrate clinically meaningful differences on both the rater-evaluated assessment of attentiveness and behavior and the objective measure of sustained attention.

 Figure 5: Mean Profiles for PERMP Measurements During the Test Day

        All of the other secondary endpoints were also statistically significant, indicating a robust effect of the drug, as well as internal consistency in the study results. There was no impact on safety parameters as Cotempla XR-ODT was well-tolerated with no unexpected adverse events, serious adverse events, deaths or other safety signals.

Bridging Study: Bioequivalence Between Clinical Trial Formulation and Commercial Formulation

        The objective of this study was to compare the rate of absorption and oral bioavailability of the previously studied clinical trial formulation of Cotempla XR-ODT 60 mg (2 × 30 mg) under fasted conditions to the commercial scale formulation of Cotempla XR-ODT 60 mg (2 × 30 mg) under fasted conditions. Additionally, the rate of absorption and oral bioavailability of the commercial scale formulation of Cotempla XR-ODT 60 mg (2 × 30 mg) under fed and fasted conditions was compared.

        The results from the bioequivalence study bridging the clinical trial lot used in the Cotempla XR-ODT clinical trial program and the commercial lot are presented in Figure 6 below. Key findings from this study are:

  •
  The clinical trial formulation of Cotempla XR-ODT is bioequivalent to the commercial formulation of Cotempla XR-ODT under fasted conditions.

  •
  Peak exposure is decreased slightly (approximately 23%) in the presence of a high-fat meal; however, overall systemic.

 Fig. 6 Bioequivalence Study of Cotempla XR-ODT Clinical vs. Commercial Scale Lot in
Healthy Adult Volunteers

Analyte=DMETH+LMETH

Treatment A = Cotempla XR-ODT Commercial Scale Lot (Fed); Treatment B = Cotempla XR-ODT Commercial Scale Lot (Fasted); Treatment C = Cotempla XR-ODT Clinical Scale Lot (Fasted)

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

NT-0201: Amphetamine XR liquid suspension for the treatment of ADHD

        In addition to the clinical trial program outlined below, we conducted two additional bioequivalence studies for NT-0201, in support of the NDA: a bridging study of our clinical trial material and our to-be-marketed drug material, which examined the effect of a high-fat meal on the commercial formulation, and a bioequivalence study of the commercial formulation versus Adderall XR 30 mg. We announced on November 17, 2016 that we submitted an NDA for NT-0201. With a 10-month PDUFA review period, we have a PDUFA goal date of November 15, 2017. We are pursuing a Section 505(b)(2) regulatory strategy, which allows us to rely in part on the FDA's findings of safety and efficacy of the listed drug, Adderall XR, together with bioavailability/bioequivalence data for NT-0201 from our own clinical program.

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

NT-0201 clinical program

        The bioavailability/bioequivalence of NT-0201 has been characterized in five Phase 1 clinical studies: a Phase 1 study investigating the bioavailability and bioequivalence of three test formulations of NT-0201 in healthy adults; a Phase 1 study comparing the pharmacokinetic, or PK, profile of the commercial scale formulation of NT-0201 to Adderall XR 30 mg capsules; a Phase 1 food effect study of NT-0201 in healthy adults; a Phase 1 study comparing the commercial scale and clinical trial formulations of NT-0201 under fasted conditions, as well as the effect of food on the PK profile of the commercial scale formulation of NT-0201; and a Phase 1 PK study of NT-0201 in children with ADHD.

        The data from our recent bioequivalence study versus Adderall XR is shown in Figure 7 and shows that the commercial scale formulation of NT-0201 is bioequivalent to the listed drug, Adderall XR, 30 mg, under fasted conditions.

Figure 7: Mean d-amphetamine Concentration-Time Profiles after Administration of AMP XR OS (Treatment A) and Adderall XR 30 mg (Treatment B)

Analyte=DAMPH

Treatment A = NT-0201 (30 mg/15 mL); Treatment B = Adderall XR 30 mg capsule

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

        We announced on November 17, 2016 that we submitted an NDA for NT-0201. With a targeted 10-month PDUFA review period, we have a PDUFA goal date of November 15, 2017. We included a Paragraph IV certification in the NDA submission, which required a Paragraph IV certification notification to the producer of Adderall XR, Shire Pharmaceuticals, in accordance with the Hatch-Waxman Act. On March 6, 2017, we entered into a license agreement with Shire, pursuant to which Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to NT-0201. Under the terms of the agreement, we must pay a lump sum, non-refundable license fee of an amount less than $1.0 million due no later than thirty days after receiving regulatory approval by the FDA of our NDA for NT-0201. We will also pay a single digit royalty on net sales of the NT-0201 during the life of the relevant Shire patents. Additionally, the license agreement contains a covenant from Shire not to file a patent infringement suit against us alleging that NT-0201 infringes the Shire patents.

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

Commercialization

        We are commercializing Adzenys XR-ODT and, if approved, plan to market Cotempla XR-ODT and NT-0201, in the United States using our existing commercial infrastructure. We sell our Adzenys XR-ODT product to drug wholesalers in the United States, and we have obtained required state licenses and set up distribution channels.

        In the United States, approximately 12,500 physicians prescribe approximately 40% of all ADHD prescriptions. We are using a specialty sales force of approximately 125 sales representatives primarily targeting the highest-volume prescribers of ADHD medication. The sales force is divided into 13 regions, each managed by a regional sales manager. Furthermore, since our target physicians tend to prescribe both methylphenidate and amphetamine, we intend to leverage our sales force by promoting all three of our ADHD products, after they are approved, to the same audience.

        Our commercialization efforts are focused on delivering the right message for each of our three ADHD products. Data indicates that ADHD-indicated extended-release methylphenidate and extended-release amphetamine products are widely prescribed. Based on this, our messaging can focus on anticipated benefits of our XR-ODT and XR liquid suspension dosage forms. We use multi-channel tactics to reach physicians, payers, patients and patient caregivers with the right frequency to drive behavior. In addition to personal promotion, we intend to reach physicians through medical education, direct marketing, journal advertising and electronic health record communication.

        Advocacy groups, patients and caregivers are extremely active and vocal in the ADHD space. The period from initial diagnosis to symptom control is difficult, and caregivers actively seek and pass on useful information. Our direct-to-patient and direct-to-consumer plan is designed to tap into this social group through focused education and advertising, as well as by employing appropriate social media listening and engagement to inform these consumers.

        We launched Adzenys XR-ODT, our amphetamine XR-ODT, on May 16, 2016. If approved, we expect to follow with the launch of Cotempla XR-ODT, our methylphenidate XR-ODT, in the fall of 2017. This would allow our sales force time to prepare for a second wave of new prescriptions in the fourth quarter of the year, as follow up from the "back-to-school" dosing period begins and parent-teacher conferences drive new patients to doctors' offices. If approved, our plan is to also launch NT-0201, our amphetamine XR liquid suspension, in the fourth quarter of 2017.

Our proprietary technology platform

        We believe that we can apply the XR-ODT and XR liquid suspension technologies that underlie Adzenys XR-ODT, our product candidates and generic Tussionex to other active pharmaceutical ingredients, or APIs. This would allow us to offer more patient- and caregiver-friendly dosage forms, potentially improving compliance rates due to difficulty swallowing and providing other clinical advantages. We have the ability to produce drug-loaded micro-particles with complex release profiles, which allows us to develop ODT or liquid suspension formulations that mimic or improve existing therapies not otherwise available in XR-ODT or XR liquid suspension form.

        Our proprietary modified-release drug delivery technology platform, as illustrated below in Figure 8, allows us to produce drug-loaded micro-particles through an ion exchange process that creates new salt forms of existing drug compounds that have been proven safe and effective. By applying a uniform modified-release coating to these drug-loaded micro-particles and avoiding agglomeration, or clumping, we are able to create particle structures that can withstand compression and osmotic forces without rupturing, sloughing or leaking. This allows us to compress the modified-release micro-particles into ODT or suspend them in a liquid formulation without destroying their integrity or causing dose-dumping. By applying different types of coatings, we can modify the drug release characteristics of a micro-particle. Additionally, by mixing combinations of these micro-particles, each of which has its own release profile, we are able to produce complex drug release profiles. These micro-particles are further blended with excipients to form a final drug product, which we incorporate into a patient-friendly dosage form such as an ODT or liquid suspension. We are also able to utilize this technology to achieve tamper-resistant formulations and taste-masking.

 Figure 8: Our Proprietary Modified-Release Drug Delivery Technology Platform

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

        We have an active development pipeline that includes product candidates in complementary therapeutic areas such as psychiatry and neurology, along with additional novel treatment options for ADHD. We have completed feasibility studies on several of these product candidates thus far. We believe several of these product candidates will be synergistic to our existing commercial infrastructure and the others would allow us to expand into adjacent therapeutic categories. We plan to complete feasibility work on several potential product candidates by mid-2017 and then select two to three candidates for further clinical development.

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

        In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, our former Chief Technology officer, who was, at the time, PharmaFab's president, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation, or DESI, drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab's place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship Adzenys XR-ODT, our generic Tussionex and drug products for our clinical trials. We have also concluded the required annual audit program as prescribed by the Consent Decree. For our most recent annual audit by a cGMP expert in November 2014, the cGMP expert concluded our corrective actions satisfactorily addressed the observations noted by the cGMP expert in its audit report. However, on May 22, 2015, the FDA's Dallas District Office identified three ongoing cGMP deviations based on our response to the audit report related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree. To date, the consent decree has had no material impact on our current business operations or our ability to pursue approval of our product candidates.

        We are currently producing Adzenys XR-ODT and our generic Tussionex for commercial distribution. To date, we have produced Cotempla XR-ODT and NT-0201 for use in our clinical trials and stability studies. We have fully scaled up Cotempla XR-ODT and NT-0201 to commercial batch sizes and have validated all Cotempla XR-ODT processes. We believe that our current facilities have the manufacturing capacity for commercial production of Adzenys XR-ODT and generic Tussionex and potential commercialization of Cotempla XR-ODT and NT-0201 in quantities sufficient to meet what we believe will be our commercial needs, and to accommodate the manufacturing of materials for future clinical trials of other potential product candidates that we may identify for our product pipeline. We believe that maintaining our internal manufacturing capabilities enables us to obtain our products at-cost without manufacturer's margins and to better control supply quality and timing.

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

Patent rights

        Our intellectual property portfolio consists of 12 patents and 10 patent applications in the United States, including 2 provisional applications, and 6 patents and 2 patent applications in foreign countries and regions. Our intellectual property strategy emphasizes specific drug products, product groups, and technology platforms. Our patents and patent applications covering specific drug products include claims to the drug products and to methods of using those products. Our patents and patent applications covering technology platforms include claims to methods of making products as well as claims to the products made by those methods. Certain of these patents and patent applications cover more than one product.

        Our XR-ODT product Adzenys XR-ODT patent portfolio includes four granted U.S. patents and five pending U.S. non-provisional applications. The issued patents contain pharmaceutical composition-of-matter claims covering controlled-release direct compression ODT with drug-resin particles and, among other things, composition of matter for Adzenys XR-ODT. The composition-of-matter patents are scheduled to expire in 2026 and 2032.

        Our XR-ODT product candidate Cotempla XR-ODT patent portfolio includes three granted U.S. patents, including pharmaceutical composition-of-matter claims covering controlled-release direct compression ODT with drug-resin particles and, among other things, composition of matter for

Cotempla XR-ODT. These patents are scheduled to expire in 2026 and 2032, respectively. This portfolio also includes four other pending U.S. non-provisional applications and one U.S. provisional patent application.

        Our XR liquid suspension product candidate NT-0201 patent portfolio contains eight granted U.S. patents and four other pending U.S. non-provisional applications. These patents contain claims directed to, among other things, compositions of matter, as well as methods of preparing liquid controlled-release formulations and for predicting bioequivalence for liquid suspension. The longest-term composition-of-matter patent is scheduled to expire in 2032, and the method patents are scheduled to expire in 2025, 2029 and 2031, respectively.

        Our generic Tussionex is covered by six of our granted U.S. patents which include claims directed to, among other things, a composition-of-matter, as well as methods-of-making, and for predicting bioequivalence for liquid suspension. Our generic Tussionex is also covered by one other pending non-provisional applications. The composition-of-matter patent is scheduled to expire in 2031. We expect protection under certain other granted patents and/or a patent granted on the pending application to also extend until 2031.

        Upon receiving FDA approval for any of these products, we intend to list both applicable platform patents and relevant specific drug patents in the Orange Book. We own all of the above patents and pending applications.

        On July 25, 2016, we received a Paragraph IV certification from Actavis Laboratories FL, Inc. ("Actavis") advising us that Actavis has filed an Abbreviated New Drug Application ("ANDA") with the FDA for a generic version of Adzenys XR-ODT. The certification notice alleges that the four U.S. patents listed in the FDA's Orange Book for Adzenys XR-ODT, one with an expiration date in April 2026 and three with expiration dates in June 2032, will not be infringed by Actavis's proposed product, are invalid and/or are unenforceable. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis that automatically stayed, or barred, the FDA from approving Actavis's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier.

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

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, our research and development expenses were $12.2 million, $11.7 million and $10.6 million, respectively.

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

U.S. drug development

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its' implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approval and maintaining subsequent compliance with applicable federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during product development, the approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution injunctions, fines, consent decrees, refusals of government contracts, restitution, disgorgement or civil and criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. For a description of a consent decree our predecessor corporation entered into with the FDA and to which we remain subject, see "Our manufacturing capabilities—Overview" and "Risk factors—Risks related to commercialization."

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

        Under the PDUFA as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA's fee schedule, effective through September 30, 2017, the user fee for an application requiring clinical data, such as an NDA, is $2,038,100. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. NDAs for which clinical data are not required to demonstrate safety and effectiveness are reduced to half of the amount of the prescribed user fee, or $1,019,050 for 2017. PDUFA also imposes an annual product fee for human drugs ($97,750 per product) and an annual establishment fee ($512,200 per establishment) on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

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

        As a condition of approval for Adzenys XR-ODT, we committed to three post-marketing requirements to evaluate the pharmacokinetic, efficacy and safety of the product in children ages 4 to 5 years of age. We met with FDA officials in January 2017 to further clarify the design of the protocols required to conduct these studies. We will be commencing with the pharmacokinetic trial in 2017.

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

        Pediatric exclusivity is another type of regulatory market exclusivity in the United States, which, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protections or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with a FDA-issued "Written Request." The FDA issues a written request for pediatric clinical trials before approval of an NDA only where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may produce health benefits in that population.

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

EMPLOYEES

        As of December 31, 2016, we employed 134 full-time employees.

AVAILABLE INFORMATION

        Our website address is www.neostx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC's website at www.sec.gov.

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

        Our ability to generate product revenues is dependent on our ability to successfully commercialize Adzenys XR-ODT, our amphetamine extended-release orally disintegrating tablet ("XR-ODT"), and, if approved, our product candidates, Cotempla XR-ODT, our methylphenidate XR-ODT, and NT-0201, our amphetamine XR liquid suspension, for the treatment of attention deficit hyperactivity disorder, or ADHD, and any other product candidates that we may identify and pursue. Our ability to successfully commercialize Adzenys XR-ODT and our product candidates depends on, among other things, our ability to:

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

        Even after a product is approved, we will remain subject to ongoing U.S. Food and Drug Administration ("FDA"), and other regulatory requirements governing, among other things, the production, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. The holder of an approved new drug application ("NDA"), is obligated to monitor and report adverse events, or AEs, and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. In addition, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product's approval may contain requirements for potentially costly post-approval trials and surveillance to monitor the safety and efficacy of the product or the imposition of a Risk Evaluation and Mitigation Strategy, or REMS, program.

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

        In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices ("cGMPs"). These cGMP regulations cover all aspects of manufacturing relating to our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and NT-0201. As such, we are subject to continual review and periodic inspections to assess compliance with cGMP and must continue to expend time, money and resources in all areas of regulatory compliance, including manufacturing, production and quality control. As a result of the Consent Decree entered into by our predecessor, which is discussed below, we were required to have a cGMP expert conduct an annual audit and submit those audit reports and our responses to the FDA for a period of five years. Although for our most recent and last annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA's Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA.

        Moreover, the facilities used by us to manufacture Cotempla XR-ODT and NT-0201 will be subject to pre-approval inspections following our submissions, and, in the case of Cotempla XR-ODT, resubmission of our NDAs to the FDA. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. If we cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, we will not be able to secure and/or maintain regulatory approval for our product candidates. If the FDA finds deficiencies at our manufacturing facility and does not approve our NDA for any of our product candidates or if it withdraws any such approval in the future, our ability to develop or market any of our product candidates will be impacted.

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

        To date, we have expended significant time, resources, and effort on the development of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, and a substantial majority of our resources are now focused on the commercialization in the United States of Adzenys XR-ODT, which commenced on May 16, 2016, and, if approved, the commercial launches of Cotempla XR-ODT and NT-0201 in the second half of 2017. Accordingly, our ability to generate significant product revenue will depend almost entirely on our ability to successfully commercialize Adzenys XR-ODT and to obtain final marketing approval for and successfully commercialize Cotempla XR-ODT and NT-0201. We may not sell Cotempla XR-ODT or NT-0201 in the United States until the FDA grants final marketing approval and, therefore, our planned commercial launch of Cotempla XR-ODT and NT-0201 in the United States could experience unanticipated delays or problems and may be prohibited altogether.

        Our ability to successfully commercialize Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201 will depend on, among other things, our ability to:

  •
  establish relationships with third-party suppliers for the active pharmaceutical ingredient ("API"), in Adzenys XR-ODT, Cotempla XR-ODT and NT-0201;

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

        Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug delivery technologies that are more effective or less costly than our XR-ODT or XR liquid suspension, or any product candidate that we are currently developing or that we may develop. In addition, our competitors may file citizens' petitions with the FDA in an attempt to persuade the FDA that our products, or the nonclinical studies or clinical trials that support their approval, contain deficiencies or that new regulatory requirements be placed on the product candidate or drug class of the product candidate. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

        For example, on July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. ("Actavis") advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement suit in federal district court against Actavis and related parties. While our lawsuit automatically stayed, or barred, the FDA from approving Actavis' ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier, such litigation is often time-consuming and costly, and may result in generic competition if our patents are not upheld or if Actavis is found not to infringe our patents. While we intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT, we cannot guarantee a favorable outcome of those proceedings and we anticipate incurring increasing amounts of legal fees in the enforcement of such rights.

The design, development, manufacture, supply and distribution of our products and product candidates are highly regulated processes and technically complex.

        We are subject to extensive regulation in connection with the preparation and manufacture of our products, product candidates and potential product candidates for clinical trials and commercial sale. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products and product candidates that may not be detectable in final product testing. The development, manufacture, supply, and distribution of our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, as well as any of our future potential product candidates, are highly regulated processes and technically complex. We, along with our third-party suppliers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201 is a regulated drug product and subject to DEA regulation, we have had to, and will continue to, need to secure state licenses from each state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

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

For our approved products, we must comply with the requirements of the Drug Supply Chain Security Act, which outlines critical steps to build an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.

        For our approved drugs, we must comply with the requirements of the Drug Supply Chain Security Act, including those related to product tracing, verification, and authorized trading partners. Signed into law on November 27, 2013, the Drug Supply Chain Security Act amended the Federal Food, Drug, and Cosmetic Act and is being implemented over a ten-year period. The law's requirements include the ability to quarantine and promptly investigate suspect product, such as potentially counterfeit, diverted or stolen product, to determine if it is illegitimate, and notify our trading partners and FDA of any illegitimate product. By November 27, 2017, we will be required to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number and expiration date, in the form of a 2-dimensional data matrix barcode that can be easily read electronically. If our drug products fail to bear this unique product identifier, they would be misbranded under the Federal Food, Drug, and Cosmetic Act and our drug products may not be accepted into the supply chain.

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

        Any changes to our manufacturing process would involve substantial cost and could result in a delay in our desired clinical and commercial timelines. We are also reliant on a limited number of suppliers for resin, drug compounds, coating and other component substances of our final product candidates and products. If any of these single-source suppliers were to breach or terminate its supply agreement, if any, with us or otherwise not supply us, we would need to identify an alternative source for the supply of component substances for our product candidates and products. Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or product could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our approved product or product candidates or a decrease in sales of our generic Tussionex, which could harm our financial position and commercial potential for our product candidates and products. Any alternative vendor would also need to be qualified through an NDA supplement which could result in further delay, including delays related to additional clinical trials. The FDA, U.S. Drug Enforcement Administration ("DEA"), or other regulatory agencies outside of the United States may also require additional studies if we enter into agreements with new suppliers for the manufacture of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201 and our generic Tussionex that differ from the suppliers used for clinical development of such product candidates.

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

        We currently depend on third-party suppliers for the supply of the APIs for our products and product candidates, including drug substance for nonclinical research, clinical trials and commercialization. For Adzenys XR-ODT, Cotempla XR-ODT, NT-0201 and our generic Tussionex, we currently rely on single suppliers for raw materials including APIs, which we use to manufacture, produce and package final dosage forms. In particular, we have an exclusive supply agreement with Coating Place, Inc. ("CPI"), pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We are subject to penalties from wholesalers and contracted retailers if we do not deliver our generic Tussionex in quantities that meet their demand, and in the future we may enter into agreements with similar penalties for Adzenys XR-ODT and, if approved, Cotempla XR-ODT and NT-0201. Any such delays could trigger these penalty provisions, which would have a negative impact on our business.

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

        Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, a former officer of ours who was, at the time, PharmaFab's president, and Russ McMahen, our Vice President of Scientific Affairs, who held a similar position at the time with PharmaFab, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation ("DESI"), drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab's place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship our generic Tussionex, Adzenys XR-ODT and drug products for our clinical trials. Although we have concluded the annual audit program prescribed by the Consent Decree entered into by our predecessor, our facilities may be inspected by the FDA at any time as a result of the Consent Decree. Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA's Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree and the FDA closed the matter. Although we may apply for relief from the Consent Decree in the future, there is no guarantee that such relief will be granted or that we will be in compliance with the requirements of the Consent Decree.

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

        Amphetamine, methylphenidate and hydrocodone are listed by the DEA as a Schedule II controlled substance under the Controlled Substances Act ("CSA"). The DEA classifies substances as Schedule I, II, III, IV or V controlled substances, with Schedule I controlled substances considered to present the highest risk of substance abuse and Schedule V controlled substances the lowest risk. Scheduled controlled substances are subject to DEA regulations relating to supply, procurement, manufacturing, storage, distribution and physician prescription procedures. For example, Schedule II controlled substances are subject to various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills. In addition to federal scheduling, some drugs may be subject to state-controlled substance laws and regulations and more extensive requirements than those determined by the DEA and FDA. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may schedule products separately. While some states automatically schedule a drug when the DEA does so, other states require additional state rulemaking or legislative action, which could delay commercialization.

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

        Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "Affordable Care Act"), was signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

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

        The new presidential administration has indicated that enacting changes to the Affordable Care Act is a legislative priority, and has discussed repealing and replacing the Affordable Care Act or amending the Affordable Care Act. We do not know at this time what implications such changes, if enacted, would have on the Affordable Care Act's current requirements or on our future business. Changes to the Affordable Care Act or other existing health care regulations could significantly impact our business and the pharmaceutical industry.

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

  •
  the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which imposes certain obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

  •
  The Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children's Health Insurance Program to report annually to Centers for Medicare and Medicaid Services ("CMS"), information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

        We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover any and all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business. In addition, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products. For example, we have experienced increasing difficulty in procuring insurance coverage for our products and product candidates due to their status as controlled substances.

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

        For example, on October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. On December 20, 2016, we announced that we had resubmitted an NDA for Cotempla XR-ODT, our methylphenidate XR-ODT, following the completion of a bioequivalence bridging study. We have a PDUFA goal date of June 19, 2017 for Cotempla XR-ODT. However, if we are unable to satisfactorily address the agency's concerns, the FDA could deny approval of our NDA for Cotempla XR-ODT.

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

        Our product candidates have been and will be submitted to the FDA for approval under 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. An NDA under 505(b)(2) would enable us to reference published literature and/or the FDA's previous findings of safety and effectiveness for the previously approved drug.

        For NDAs submitted under 505(b)(2), the patent certification and related provisions of the Hatch-Waxman Act apply. Accordingly, we may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as "the Orange Book"), with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

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

        Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office ("USPTO"). The FDA typically conducts a review of proposed product names, including an evaluation of whether proposed names may be confused with other product names. The FDA may object to any product name we submit if it believes the name inappropriately implies medical claims.

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

        Our company has limited operating history commercializing branded products. To date, we have focused primarily on developing Adzenys XR-ODT and our product candidates, Cotempla XR-ODT and NT-0201. Adzenys XR-ODT requires substantial additional resources as we implement commercialization strategies and begin generating revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, or any revenue from sales of Cotempla XR-ODT, NT-0201 or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $83.3 million for the year ended December 31, 2016, and $30.8 million and $20.8 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $200.1 million. We have devoted most of our financial resources to implementation of our commercialization strategies, manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and operate a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

        Since our inception, we have had significant operating losses. As of December 31, 2016, we had an accumulated deficit of $200.1. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our credit facility with Deerfield. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

        Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

        Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. At the end of 2015, a significant deficiency was noted with regards to Information Technology General Controls, or ITGC. Based on implementation of a SOX compliance program during 2016, the deficiency was remediated. We have established an annual SOX Risk Assessment and Control Effectiveness Test Cycle that is designed to timely identify deficiencies to management for remediation to comply with Section 404 of the Sarbanes-Oxley Act. We may discover additional deficiencies in our internal controls over financial reporting, including those identified through testing conducted by us in connection with Section 404 of the Sarbanes-Oxley Act. Such deficiencies may be deemed to be significant deficiencies or material weaknesses that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further remedial action. Failures of internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

        For example, on July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. ("Actavis") advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Adzenys XR-ODT. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. On September 1, 2016, we filed a patent infringement suit in federal district court against Actavis and related parties. While such lawsuit automatically stayed, or barred, the FDA from approving Actavis' ANDA for 30 months or until a district court decision that is adverse to the asserted patents, such litigation is often time-consuming and costly and its outcome would be unpredictable. We intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT, and we anticipate incurring increasing amounts of legal fees in the enforcement of such rights. We would expect to face generic competition for our Adzenys XR-ODT product if such patents are not upheld or if Actavis is found not to infringe such patents. The resulting loss of exclusivity would impact pricing and our sales of Adzenys XR-ODT, which could have a material adverse impact on our business.

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

        Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our products and product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA's Orange Book with respect to our NDA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner once our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our NDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our NDA will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit. By way of example, when we initially submitted our Adzenys XR-ODT NDA in December 2012 and in response to our Paragraph IV certification, Shire LLC, or Shire, initiated a lawsuit against us claiming patent infringement against certain of Shire's patents. We settled with Shire in July 2014. As part of our settlement, among other things, we stipulated that the commercial manufacture, use, selling, offering for sale or importing of Adzenys XR-ODT would infringe on certain Shire patents and that such patent claims are valid and enforceable with respect to our Adzenys XR-ODT NDA, but that such stipulations do not preclude us from filing new regulatory applications containing a Paragraph IV certification citing such patents. We also entered into a non-exclusive license agreement with Shire for certain of Shire's patents with respect to our Adzenys XR-ODT NDA. Under the terms of the license agreement, upon obtaining FDA approval of our Adzenys XR-ODT NDA, we were required to pay a lump-sum, non-refundable license fee no later than thirty days after receiving such approval and are required to pay a single-digit royalty on net sales of Adzenys XR-ODT during the life of Shire's patents. In addition, on January 26, 2017, we sent a letter to Shire, notifying Shire that we have made a Paragraph IV certification to the FDA that in our opinion and to the best of our knowledge, the patents owned by Shire that purportedly cover our NT-0201 product candidate are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of NT-0201. On March 6, 2017, we entered into a license agreement with Shire, pursuant to which Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to NT-0201. Under the terms of the agreement, we must pay a lump sum, non-refundable license fee of an amount less than $1.0 million due no later than thirty days after receiving regulatory approval by the FDA of our NDA for NT-0201. We will also pay a single digit royalty on net sales of the NT-0201 during the life of the relevant Shire patents. Additionally, the license agreement contains a covenant from Shire not to file a patent infringement suit against us alleging that NT-0201 infringes the Shire patents.

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

        The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering ("IPO"), in July 2015 at a price of $15.00 per share, our stock price has ranged from $4.85 to $28.99, through March 10, 2017. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

  •
  trading volume of our common stock.

        In addition, the stock market in general, and the NASDAQ Global Market ("NASDAQ"), in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these listed companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our shares and will be able to exert significant control over matters subject to stockholder approval.

        As of December 31, 2016, our executive officers, directors, 5% or greater stockholders and their affiliates, including shares purchased in the IPO by members of that group and their affiliated entities, beneficially own approximately 53% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

        As a public company, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas such as "say on pay" and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2020, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

        Our amended and restated certificate of incorporation, as currently in effect, provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our corporate headquarters are located in Grand Prairie, Texas, where we lease approximately 97,282 square feet of office, laboratory and manufacturing space. Our lease expires on December 31, 2024, with an option to extend. We believe our current office, laboratory and manufacturing space is sufficient to meet our needs until the expiration of the lease. In addition, we executed a 60-month lease for 6,078 square feet of office space in Blue Bell, Pennsylvania for our commercial operations which commenced on May 1, 2016 and which has an option to extend for 60 months. We may seek to negotiate new leases or evaluate additional or alternate space to accommodate operations relating to commercialization. We believe that appropriate alternative space is readily available on commercially reasonable terms.

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

        On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. ("Actavis") advising us that Actavis has filed an Abbreviated New Drug Application ("ANDA") with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. This case alleges that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Actavis's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. We intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT. We cannot predict the timing or outcome of these proceedings.

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

	High	Low
Third Quarter (from July 23, 2015 to September 30, 2015)	$28.99	$16.12
Fourth Quarter (from October 1, 2015 to December 31, 2015)	$21.70	$11.53
First Quarter (from January 1, 2016 to March 31, 2016)	$7.57	$15.20
Second Quarter (from April 1, 2016 to June 30, 2016)	$7.15	$11.40
Third Quarter (from July 1, 2016 to September 30, 2016)	$6.33	$9.99
Fourth Quarter (from October 1, 2016 to December 31, 2016)	$9.23	$5.30

        On December 30, 2016, the last trading day of 2016, the last reported sale price of our common stock on the NASDAQ Global Market was $5.85 per share. As of March 10, 2017, there were 22,560,635 shares of common stock outstanding, held by approximately 81 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

        We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors. Our ability to pay dividends on our common stock is limited by restrictions under the terms of our credit facility with Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. In addition, any future indebtedness that we may incur could preclude us from paying dividends. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

        Information about our equity compensation plans is included in Item 11 of Part III of this Annual Report on Form 10-K.

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

COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*
Amoung Neos Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

Recent Sales of Unregistered Securities

        None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Shares purchased in the fourth quarter of 2016 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
October 1 - 31, 2016	9,709	$6.37
November 1 - 30, 2016	—	—
December 1 - 31, 2016	—	—

Total	9,709	$6.37

(1)
Represents shares withheld to satisfy tax withholding amounts due from an employee related to the vesting of restricted stock.

ITEM 6.    Selected Consolidated Financial Data

        The following selected consolidated statements of operations data for the years ended December 31, 2016, 2015, and 2014, and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected historical financial data for the year ended December 31, 2013 and as of December 31, 2014 and December 31, 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read this data together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data:

	Year ended December 31,
	2016	2015	2014	2013
	(in thousands, except per share data)
Total Revenue(1)	$9,154	$3,792	$758	$1,044
Cost of Goods Sold	11,437	5,929	3,391	2,534
Research and Development	12,207	11,691	10,574	9,974
Selling and Marketing Expenses(1)	49,291	5,672	229	153
General and Administrative Expenses	12,625	7,078	5,036	5,471
Interest and Other Expense (Income)	6,927	4,203	2,377	1,512

Net Loss from Continuing Operations(1)	$(83,333)	$(30,781)	$(20,849)	$(18,600)
Loss from Discontinued Operations	—	—	—	(437)
Net Loss(1)	$(83,333)	$(30,781)	$(20,849)	$(19,037)

Preferred Stock Accretion to Redemption Value	—	(1,169)	(1,118)	(1,227)
Preferred Stock Dividends	—	(1,221)	(2,185)	(2,185)

Net Loss Attributable to Common Stock	$(83,333)	$(33,171)	$(24,152)	$(22,449)

Net Loss per Share—Basic and Diluted(2)	$(5.19)	$(4.38)	$(27.56)	$(28.45)

Shares Used to Compute Net Loss per Share—Basic and Diluted(2)	16,052,390	7,581,881	876,318	788,964

(1)
We began marketing Adzenys XR-ODT on May 16, 2016, and has determined that at this time it cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue and related cost of goods sold on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. Thus, the amounts included in Total Revenue and Net Loss from Continuing Operations for Adzenys XR-ODT reflect only patient prescriptions dispensed to date. Also, the Selling and Marketing Expenses and Net Loss amounts in 2016 reflect the sales and marketing expenses associated with the commercialization of Adzenys XR-ODT.

(2)
See Note 3 to the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per common share.

Consolidated Balance Sheet Data:

	December 31,
	2016	2015	2014	2013
	(in thousands)
Cash and Cash Equivalents	$24,352	$90,763	$13,343	$11,947
Short-Term Investments	15,430	—	3,000	7,497
Working Capital	33,624	82,306	13,380	14,303
Total Assets	80,142	122,510	45,230	41,878
Long Term Debt, net of Current Portion(1)	58,599	26,271	23,121	16,454
Warrant Liability(2)	—	—	1,789	—
Redeemable Convertible Preferred Stock(3)	—	—	90,149	70,836
Stockholders' Equity (Deficit)	(1,548)	78,374	(78,782)	(54,844)

1)
On May 11, 2016, we entered into a $60 million senior secured credit facility ("Facility") with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) ("Deerfield"), as lenders. See Note 11 to the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(2)
Upon closing the IPO, the warrants issued in conjunction with the Series C preferred stock financing were exchanged in a cashless exercise for 947,185 shares of Series C preferred stock which converted into 78,926 shares of our common stock. The remaining Series C warrants issued with the senior debt to purchase 170,000 pre-split shares of Series C preferred stock, or the Hercules Warrants, were converted into warrants to purchase 70,833 shares of our common stock and the warrant liability was reclassified to Additional Paid in Capital within Stockholders' Equity (Deficit).

(3)
On the closing of the IPO, all outstanding shares of redeemable preferred stock converted into 9,217,983 shares of common stock and all remaining outstanding Series C warrants issued in conjunction with purchases of Series C preferred stock were net exercised at the IPO price for 78,926 shares of common stock. Upon the closing of our IPO, all of the shares of our redeemable convertible preferred stock were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those shares of redeemable convertible preferred stock were cancelled, including the right to receive undeclared accumulated dividends.

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

OVERVIEW

        We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT and our two product candidates for the treatment of attention deficit hyperactivity disorder ("ADHD"). Our product and product candidates are extended-release ("XR"), medications in patient-friendly, orally disintegrating tablets ("ODT"), or liquid suspension dosage forms. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration ("FDA"), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product on May 16, 2016.

        On November 10, 2015, we announced that we received a Complete Response Letter from the FDA in its review of our New Drug Application, or NDA, for Cotempla XR-ODT, which required us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. Cotempla XR-ODT is the provisionally accepted trade name of our methylphenidate XR-ODT. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. We resubmitted an NDA for Cotempla XR-ODT on December 20, 2016 and have a Prescription Drug User Fee Act, or PDUFA, goal date of June 19, 2017.

        In addition, on November 17, 2016, we submitted an NDA for NT-0201, our amphetamine XR liquid suspension for which we have a PDUFA goal date of September 15, 2017. Pending FDA approval, we plan to launch Cotempla XR-ODT and NT-0201 in the fall of 2017.

        We believe Adzenys XR-ODT is and, if approved, Cotempla XR-ODT will be the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market. On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. ("Actavis") advising us that Actavis has filed an Abbreviated New Drug Application ("ANDA") with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court against Actavis. This case alleges that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Actavis's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. We intend to vigorously enforce our intellectual property rights relating to Adzenys XR-ODT. We are unable to predict the timing or outcome of these proceedings at this time. We anticipate incurring increasing amounts of legal fees in the enforcement of our intellectual property rights.

        We are commercializing Adzenys XR-ODT and plan to commercialize our product candidates in the United States using our own commercial infrastructure. We are manufacturing Adzenys XR-ODT, and, if approved, intend to manufacture Cotempla XR-ODT and NT-0201 in our current Good

Manufacturing Practice ("cGMP") and U.S. Drug Enforcement Administration ("DEA")-registered manufacturing facilities, thereby obtaining our products at cost without manufacturer's margins and better controlling supply quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold.

        Our predecessor company was incorporated in Texas on November 30, 1994 as PharmaFab, Inc. and subsequently changed its name to Neostx, Inc. On June 15, 2009, we completed a reorganization pursuant to which substantially all of the capital stock of Neostx, Inc. was acquired by a newly formed Delaware corporation, named Neos Therapeutics, Inc. The remaining capital stock of Neostx, Inc. was acquired by us on June 29, 2015, and Neostx, Inc. was merged with and into Neos Therapeutics, Inc. Historically, we were primarily engaged in the development and contract manufacturing of unapproved or Drug Efficacy Study Implementation ("DESI"), pharmaceuticals and, to a lesser extent, nutraceuticals for third parties. The unapproved or DESI pharmaceuticals contract business was discontinued in 2007, and the manufacture of nutraceuticals for third parties was discontinued in March 2013.

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

        On August 28, 2014, we completed an acquisition of all of the rights to the Tussionex Abbreviated New Drug Application ("Tussionex ANDA"), which include the rights to produce, develop, market and sell, as well as all the profits from such selling activities, our generic Tussionex, which we previously owned the rights to manufacture, but which was marketed and sold by the generic drug division of Cornerstone Biopharma, Inc. ("Cornerstone"). These rights were acquired from the collaboration of the Company, Cornerstone and Coating Place, Inc. Prior to the acquisition, we shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement with those companies.

        We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $83.3 million, $30.8 million and $20.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and December 31, 2015, we had an accumulated deficit of approximately $200.1 million and $116.8 million, respectively. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

  •
  operate as a public company.

        On July 28, 2015, we closed our initial public offering ("IPO"), whereby we sold 5,520,000 shares of common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of our common stock resulting from the underwriters' exercise of their over-allotment option at the IPO price on July 23, 2015. The net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $75.0 million. The securities described above were offered by us pursuant to a registration statement on Form S-1 declared effective by the SEC on July 22, 2015.

        On May 11, 2016, we entered into a $60 million senior secured credit facility ("Facility") with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) ("Deerfield"), as lenders. Approximately $33 million of the proceeds was used to prepay the existing senior and subordinated debt (the "Note") that was otherwise payable in 2016 and 2017. Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option to defer payment of each of the first four interest payments until June 1, 2017. We exercised the option to defer the first three interest payments during the year ended December 31, 2016 and exercised the option to defer the fourth interest payment due March 1, 2017 on February 6, 2017, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017.

        On August 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the "Shelf"). We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf (the "ATM Facility"). The Shelf was declared effective by the SEC on August 12, 2016. Pursuant to the Shelf, the Company closed an underwritten public offering of 5,000,000 shares of its common stock at a public offering price of $5.00 per share, before underwriting discounts and commissions, on February 8, 2017. In addition, on February 17, 2017, the underwriters elected to exercise their option in full to purchase up to an additional 750,000 shares of common stock at the $5.00 per share public offering price, less underwriting discounts and commissions. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company were approximately $26.8 million. During the year ended December 31, 2016, we did not make any sales under our ATM Facility.

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

FINANCIAL OPERATIONS OVERVIEW

Revenue

        Our revenue is generated primarily from product sales of our generic Tussionex recorded on a net sales basis. We launched commercialization of Adzenys XR-ODT on May 16, 2016. We sell our products to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of our acquisition of all of the rights to commercialize and derive future profits from the Tussionex ANDA, and the commercial launch of Adzenys XR-ODT, we expect our future revenue to increase from historical levels.

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

        We expect the number of prescriptions filled for Adzenys XR-ODT to continue to increase in 2017 and in subsequent years. Data from IMS shows 1,050 prescriptions reported for the period from the May 16, 2016 launch date through June 30, 2016, 8,959 prescriptions filled during the three months ended September 30, 2016 and 20,330 prescriptions filled during the three months ended December 31, 2016, for a total of 30,339 total prescriptions. Monthly prescriptions filled have continued to increase since the launch. These prescriptions generated $8.2 million in gross sales in 2016, of which $5.5 million was in the fourth quarter of 2016. We captured a 0.1% share of the ADHD market in the fourth quarter of 2016.

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

  •
  expenses incurred under third party agreements with contract research organizations ("CROs"), and investigative sites that conducted our clinical trials and a portion of our pre-clinical activities;

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

        Prior to 2016, the largest component of our total operating expenses has been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

	December 31,
	2016	2015	2014
	(in thousands)
NT-0102 Cotempla XR-ODT	$1,613	$3,232	$1,641
NT-0201 Amphetamine Liquid	2,403	237	822
NT-0202 Adzenys XR- ODT	650	330	762
Other Research and Development Activities(1)	7,541	7,892	7,349

	$12,207	$11,691	$10,574

(1)
Includes unallocated product development cost, salaries and wages, occupancy and depreciation and amortization.

        During the third quarter of 2016, we reclassified our approved product and facility regulatory fees out of research and development expense and into cost of sales commensurate with the commercial launch of Adzenys XR-ODT. We have reclassified all such applicable regulatory fees for prior quarters and prior years out of research and development expense and into cost of goods sold in accordance with this approach.

        We expect that our research and development expenses will fluctuate over time as we seek regulatory approval of our two ADHD product candidates and explore new product candidates, but will decrease as a percentage of revenue if Adzenys XR-ODT is commercially successful or any of our product candidates are approved and commercially successful. We expect to fund our research and development expenses from our current cash and cash equivalents, a portion of the net proceeds from our public offerings of common stock and debt financing and revenues, if any, from Adzenys XR-ODT and, if approved, our product candidates.

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

        On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which requires us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. We resubmitted an NDA for Cotempla XR-ODT on December 20, 2016 and have received a PDUFA goal date of June 19, 2017, and we submitted an NDA for NT-0201, our amphetamine XR liquid suspension, on November 17, 2016 which has a PDUFA goal date of September 15, 2017. Any further actions required by the FDA may result in further research and development expenses. For additional information regarding the FDA review process, including the Prescription Drug User Fee Act, see "Government Regulation—NDA and FDA review process."

Selling and marketing

        Selling and marketing expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, commercialization activities for Adzenys XR-ODT and pre-commercialization activities for our product candidates, commercial sales organization costs incurred in the preparation for and in the commercialization of Adzenys XR-ODT and trade sales expenses for our generic Tussionex. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care relations, sales planning and market data and analysis.

        We believe that our selling and marketing expenses may continue at these levels with the continuing commercialization of Adzenys XR-ODT and, if approved, the commercial launch of our product candidates, particularly as we move to a business model in which we commercialize our own products in the United States.

General and administrative

        General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, for our employees in executive, finance and human resources functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses or cost of goods sold, and professional fees for business development, accounting, tax and legal services. Beginning in July 2016, we began recording stock compensation expense in the same income statement line as the cash compensation of the employee with the associated stock option in accordance with Staff Accounting Bulletin Topic 14 due to the increased number and amount of stock options and option compensation. We have reclassified all prior quarters' and prior years' amounts that relate to personnel not classified as general and administrative employees out of general and administrative expense to the appropriate income statement line in accordance with this approach.

        We anticipate that our general and administrative expenses will increase due to increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs, as well as accounting and compliance costs to support the commercialization of Adzenys XR-ODT and, if approved, our product candidates. In addition, as a result of our Paragraph IV litigation that we commenced against Actavis in September 2016, we have incurred and anticipate incurring increasing amounts of legal fees in the enforcement of our intellectual property rights.

Interest expense, net

        Interest expense to date has consisted primarily of interest expense on senior debt, including the amortization of debt discounts, a subordinated note payable to a related party which was repaid in May 2016 with the proceeds from the new Facility and the capitalized leases resulting from the sale-leaseback transactions of our existing and newly-acquired property and equipment. We amortize debt issuance costs over the life of the notes which are reported as interest expense in our consolidated statements of operations. An additional element of interest expense is the loss on debt extinguishment incurred upon prepaying the Loan and Security Agreement with Hercules ("LSA") and the Note, which consisted of a prepayment charge, payment of legal fees on behalf of the lender and writing off unamortized end-of-term fees and unamortized debt discount.

Other income (expense), net

        Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. These sale-leaseback financings occurred in five separate transactions, each with a 42-month lease term. The gains on the transactions are being recognized on a straight-line basis over the respective 42-month lease term (see Note 7 to the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K). Other income and expense also includes changes resulting from the remeasurement of the fair values of our earnout liability and our warrant liabilities through the effective date of the IPO, July 22, 2015. Due to the increasing amount of interest income and gains on sales of securities, we have reclassified such interest earned, accretion and gains on our cash and cash equivalents and short-term investments to other income, net. The primary objective of our investment policy is liquidity and capital preservation.

RESULTS OF OPERATIONS

Year ended December 31, 2016 compared to the year ended December 31, 2015

Revenues

        The following table summarizes our revenues for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
Product	$9,154	$3,792	$5,362	141.4%

        Total product revenues were $9.2 million for the year ended December 31, 2016, an increase of $5.4 million or 141.4% from the $3.8 million for the year ended December 31, 2015. Net sales of our generic Tussionex increased approximately $2.5 million to $6.3 million from the $3.8 million for the year ended December 31, 2015 due to increased sales volume. Also included in product revenues for the period from May 16, 2016 through year end 2016 were $2.9 million of net sales of dispensed patient prescriptions of our Adzenys XR-ODT which was launched May 16, 2016.

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

Cost of goods sold

        The following table summarizes our cost of goods sold for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
Cost of Goods Sold	$11,437	$5,929	$5,508	92.9%

        The total cost of goods sold was $11.4 million for the year ended December 31, 2016, an increase of $5.5 million or 92.9%, from the $5.9 million for the year ended December 31, 2015. This increase was primarily due to a $1.9 million increase in product costs, a $0.7 million increase in labor costs and a $1.0 million increase in other production costs associated with the increased unit sales of our generic Tussionex and initial sales of Adzenys XR-ODT. Other cost of goods sold also increased, principally due to a $1.5 million accrual of the product and facility regulatory fees for Adzenys XR-ODT, $0.3 million of increased services of outside firms including outside lab testing, a $0.3 million increase in third party logistics provider ("3PL") freight and service fees and $0.2 million of increased lab and manufacturing supplies. These increases were partially offset by a $0.3 million decrease in facility costs and a $0.1 million decrease in depreciation due to capitalized depreciation costs associated with the Adzenys XR-ODT inventory build.

Research and development expenses

        The following table summarizes our research and development expenses for year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
Research & Development Expenses	$12,207	$11,691	$516	4.4%

        Research and development expenses were $12.2 million for the year ended December 31, 2016, an increase of approximately $0.5 million or 4.4%, from the $11.7 million for the year ended December 31, 2015. This increase was primarily due to a $2.5 million increase in professional services principally for clinical studies for our product candidates, partially offset by a $1.3 million net decrease in regulatory fees as the $2.3 million FDA filing fee for the NDA for Cotempla XR-ODT submitted in 2015 was partially offset by the $1.0 million FDA filing fee for the NDA for NT-0201 in 2016, a $0.4 million decrease in depreciation expense as certain capital lease assets became fully depreciated in July 2016, a $0.2 million decrease in services of outside firms and a $0.1 million decrease in facility and related costs due principally to reduced equipment repairs.

Selling and marketing expenses

        The following table summarizes our selling and marketing expenses for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
Sales and Marketing	$49,291	$5,672	$43,619	769.0%

        The total selling and marketing expenses were $49.3 million for the year ended December 31, 2016, an increase of approximately $43.6 million or 769.0%, from the $5.7 million for the year ended December 31, 2015. Commercial sales organization salesforce and sales support costs increased $18.5 million in support of the launch of Adzenys XR-ODT. Selling and marketing professional services associated with the launch of Adzenys XR-ODT, exclusive of commercial sales organization costs, increased by $19.3 million due to advertising agency, marketing materials, commercial team training and other meeting costs, managed care, pharmacy and patient assistance program management, purchases of sales data, convention costs and public relations costs incurred in 2016. Additionally, salary and compensation expense increased $4.6 million and recruiting fees increased $0.1 million for the build out of our sales and marketing management. Selling and marketing travel and entertainment expenses increased $0.9 million and the marketing office facility cost increased $0.2 million.

General and administrative expenses

        The following table summarizes our general and administrative expenses for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
General and Administrative	$12,625	$7,078	$5,547	78.4%

        The total general and administrative expenses were $12.6 million for the year ended December 31, 2016, an increase of $5.5 million or 78.4%, from the $7.1 million for the year ended December 31, 2015. Salary and compensation expense increased $2.7 million in the year ended December 31, 2016, primarily due a $1.3 million increase in compensation related to share-based payments and a $1.4 million increase, principally due to the addition of personnel for administrative and compliance functions. Also, professional fees increased $2.1 million in 2016 primarily for legal, public filing, SOX compliance, business development and information technology services. In addition, general and administrative expenses increased by $0.4 million in 2016 for a full year of the public company directors and officers insurance policy premium, $0.1 million for board of directors fees and expenses, $0.1 million for facility costs and $0.1 million for depreciation.

Interest expense

        The following table summarizes interest expense for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
Interest Expense	$(6,937)	$(3,721)	$(3,216)	86.4%
Loss on Debt Extinguishment	(1,187)	—	(1,187)	N/A

Total	$(8,124)	$(3,721)	$(4,403)	118.3%

        The total interest expense was $8.1 million for the year ended December 31, 2016, an increase of $4.4 million or 118.3%, from the $3.7 million for the year ended December 31, 2015. Of this increase, the early prepayment of the LSA resulted in a $1.2 million loss on debt extinguishment due to recording the $0.2 million LSA prepayment charge, writing off the $0.5 million of unamortized LSA end of term charge and the $0.5 million of unamortized LSA loan discount. Additionally, interest on senior debt was $3.8 million higher due to the increased balance of debt. These increases were partially offset by a $0.3 million reduction in capital lease interest due to the reduced capital lease balances resulting from ongoing lease payments and $0.3 million lower interest on the subordinated debt due to the prepayment of the $5.9 million of principal and $1.3 million of interest on the 10% Note.

Other income (expense), net

        The following table summarizes our other income (expense) for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
Other income, net	$1,215	$831	$384	46.2%
Change in fair value of earnout and warrant liabilities	(18)	(1,313)	1,295	(98.6)%

Total	$1,197	$(482)	$1,679	(348.3)%

        Other income, net was $1.2 million of net income for the year ended December 31, 2016, an absolute increase of $1.7 million or 348.3%, from the $0.5 million of net expense for the year ended December 31, 2015. The 2016 other income, net included $0.5 million of amortization of the gain on the sale-leasebacks, $0.4 million gain on the auction sale of certain fully depreciated property and equipment, and $0.3 million of investment accretion and interest income. The $0.5 million of net expense in 2015 was primarily due to $1.3 million 2015 year-to-date net expense effect of the remeasurements of the fair values of the warrant and earnout liabilities, which was partially offset by the $0.8 million amortization of the gain on the sale-leasebacks. In 2016, as a result of our IPO, the warrants are no longer being revalued at each balance sheet date (see Note 2—Warrants in the notes to our financial statements).

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

Cost of goods sold

        The following table summarizes our cost of goods sold for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
Cost of Goods Sold	$5,929	$3,391	$2,538	74.8%

        The total cost of goods sold was $5.9 million for the year ended December 31, 2015, an increase of $2.5 million or 74.8%, from the $3.4 million for the year ended December 31, 2014. This increase was primarily due to $1.0 million increase in raw material costs due to the increased sales of Tussionex, $0.7 million of amortization of the intangibles resulting from the acquisition of the rights to commercialize and derive future profits from Tussionex ANDA, a $0.5 million increase in other cost of goods sold, principally due to personnel for lab testing of products, distribution costs and freight incurred for the shipment of our generic Tussionex and audits of suppliers in 2015, a $0.2 million reclassification of regulatory fees from research and development expense and a $0.1 million reclassification of stock-based compensation expense from general and administrative expense.

Research and development expenses

        The following table summarizes our research and development expenses for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
Research & Development Expenses	$11,691	$10,574	$1,117	10.6%

        Research and development expenses were $11.7 million for the year ended December 31, 2015, an increase of $1.1 million, or 10.6%, from the $10.6 million for the year ended December 31, 2014. This increase was primarily due to a $2.3 million FDA filing fee for the NDA for Cotempla XR-ODT submitted in January 2015, a $0.6 million increase in research and development materials, equipment, outside lab testing and other costs, a $0.5 million increase in medical affairs spending related to our ADHD product candidates, and a $0.3 million increase due to salaries and benefits and reclassified stock compensation expense for additional research and development personnel. These increases were offset by a $2.0 million decrease in clinical expense, primarily as a result of the completion of our classroom study of Cotempla XR-ODT and the completion of clinical trials for Adzenys XR-ODT and NT-0201 in 2014 and a $0.6 million decrease in consulting firm services related to the preparation of our prior NDA submissions.

Selling and marketing expenses

        The following table summarizes our selling and marketing expenses for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
Sales and Marketing	$5,672	$229	$5,443	2,376.9%

        Selling and marketing expenses were $5.7 million for the year ended December 31, 2015, an increase of $5.5 million or 2,376.9%, from the $0.2 million for the year ended December 31, 2014. Selling and marketing professional services increased by $3.8 million due to the pre-commercialization advertising agency and sales organization management costs, market research, managed care research, public relations, sales force planning, recruiting fees and corporate communications expenses incurred in 2015 for Adzenys XR-ODT and Cotempla XR-ODT. Salary and compensation expense increased $1.5 million due to the addition of personnel as part of pre-commercialization efforts for our product candidates and trade sales support for our generic Tussionex and the reclassification of stock-based compensation expense. In addition, selling and marketing travel expenses increased $0.2 million related to these pre-commercialization activities.

General and administrative expenses

        The following table summarizes our general and administrative expenses for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
General and Administrative	$7,078	$5,036	$2,042	40.5%

        General and administrative expenses were $7.0 million for the year ended December 31, 2015, an increase of $2.0 million or 40.5%, from the $5.0 million for the year ended December 31, 2014. Salary and compensation expense increased $1.0 million in the year ended December 31, 2015 primarily due a $0.6 million increase in compensation related to share-based payments after the reclassification of such expense to the appropriate department's expense and a $0.4 million increase in 2015 due to the restructuring of the executive team and the addition of contract labor during 2015 and 2014 to bring on additional industry experience in support of our IPO. In addition, general and administrative expenses increased by $0.3 million for directors and officers insurance policy premium for the period following the IPO effective date and $0.2 million for board of directors fees and expenses. Also, Professional Fees included the following offsetting variances: an increase of $1.1 million related to services provided by consultants primarily for audit, tax, business development, financial reporting, computer services, recruiting, compensation review, financial analysis and government pricing, offset by a $0.6 million decrease in legal fees resulting from the termination and settlement of litigation related to the Paragraph IV certification of Adzenys XR-ODT in July 2014.

Interest expense

        The following table summarizes interest expense for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
Interest Expense	$(3,721)	$(2,520)	$(1,201)	47.7%
Loss on Debt Extinguishment	—	(445)	445	N/A

Total	$(3,721)	$(2,965)	$(756)	25.5%

        The total interest expense was $3.7 million for the year ended December 31, 2015, an increase of $0.7 million or 25.5% from the $3.0 million for the year ended December 31, 2014. The interest on senior debt increased by $0.9 million due to the increased senior debt balance in 2015. This increase was offset by a $0.2 million reduction in capital lease interest due the reduced capital lease balances resulting from ongoing lease payments.

Other income (expense), net

        The following table summarizes our other income (expense) for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(in thousands)
Other income, net	$831	$837	$(6)	(0.7)%
Change in fair value of earnout and warrant liabilities	(1,313)	(249)	(1,064)	427.3%

Total	$(482)	$588	$(1,070)	(182.0)%

        Other expense was $0.5 million for the year ended December 31, 2015, a decrease of $1.1 million or 182.0%, from the $0.6 million of other income for the year ended December 31, 2014. This change was due to the $1.7 million year-to-date effect of the remeasurements of the fair value of the warrant liabilities due to the increased weighting assigned to the IPO scenario in the PWERM valuation model which was partially offset by a $0.6 million decrease in the fair value of the earnout liability, which resulted primarily from new information regarding the projected impact of the DEA's reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance and a review of the projected launch dates of Adzenys XR-ODT and our two ADHD product candidates

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        Since our reorganization in 2009 until our IPO, we have financed our operations primarily through private placements of common stock and redeemable convertible preferred stock and bank and other lender financing.

        Between December 2014 and February 2015, we issued and sold 4,124,871 shares of Series C redeemable convertible preferred stock ("Series C preferred stock") for net proceeds of $20.6 million, of which $7.5 million was received in the December 31, 2014 and $13.1 million was received in the first three months of 2015. Between June 30 and July 27, 2015, we issued 1,000,000 shares of our Series C preferred stock to several investors upon the exercise of warrants for Series C preferred stock ("Series C warrants") held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5.0 million. On March 13, 2015, we received an advance of $5.0 million under our senior debt facility as a result of achievement of a certain regulatory milestone. In addition, on June 10, 2015, we drew down the final $5.0 million tranche under our senior debt facility prior to meeting the milestones associated with that tranche.

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

        On May 11, 2016, we entered into a $60 million senior secured credit facility ("Facility") with Deerfield as lender. Principal on the new Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option to defer payment of each of the first four interest payments until June 1, 2017. We exercised the option to defer the first three interest payments during the year ended December 31, 2016 and exercised the option to defer the fourth interest payment due March 1, 2017 on February 6, 2017, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017. Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5 million. In connection with the Facility, we paid a $1,350,000 yield enhancement fee to Deerfield and approximately $0.2 million of legal fees. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% Note, which were otherwise payable in 2016 and 2017.

        On August 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units. We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2016. Pursuant to the Shelf, the Company closed an underwritten public offering of 5,000,000 shares of its common stock at a public offering price of $5.00 per share, before underwriting discounts and commissions, on February 8, 2017. In addition, on February 17, 2017, the underwriters elected to exercise their option in full to purchase up to an additional 750,000 shares of common stock at the $5.00 per share public offering price, less underwriting discounts and commissions. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company were approximately $26.8 million. During the year ended December 31, 2016, we did not make any sales under our ATM Facility.

        As of December 31, 2016, we had $24.4 million in cash and cash equivalents and $15.4 million in short-term investments. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents are invested primarily in money market funds which are currently providing only a minimal return.

        We believe that our existing cash and cash equivalents and short-term investments, taken together with the net proceeds which we received from our public offering of common stock completed in February 2017, will be sufficient to fund our operations for at least the next 12 months after filing this report on Form 10-K.

Cash flows

        The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended December 31,			Year Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2016	2015		2015	2014
	(in thousands)
Net Cash (used in) provided by:
Net Cash used in operating activities	$(70,646)	$(25,867)	$(44,779)	$(25,867)	$(17,390)	$(8,477)
Net Cash (used in) provided by investing activities	(19,322)	1,977	$(21,299)	1,977	(2,125)	$4,102
Net Cash provided by financing activities	23,557	101,310	$(77,753)	101,310	20,911	$80,399

Net increase (decrease) in cash and cash equivalents	$(66,411)	$77,420	$(143,831)	$77,420	$1,396	$76,024

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

        Net cash used in operating activities was $70.7 million and $25.9 million for the years ended December 31, 2016 and 2015, respectively. The $44.8 million increase in net cash used from operating activities was due to the $52.5 million increase in our net losses, as discussed above, partially offset by a $5.7 million increase in noncash items and a $2.0 million increase in the provision of cash from working capital changes. The increase in noncash items was principally due to a $4.2 million of deferred interest on the Facility and the Note, a $2.3 million increase in share-based compensation expense, the $0.9 million loss on debt extinguishment related to unamortized debt discount, partially offset by the $1.3 million decrease in the change in the fair value of the warrant and earnout liabilities since 2015 and a net $0.4 million decrease in all other noncash items. The increase in provision of cash from working capital changes primarily resulted from a $1.3 million decrease in accounts receivable as customers made payments to bring their accounts current, a $1.1 million increase in accrued expenses and accounts payable due to the timing of vendor invoicing and costs related to sales of Adzenys XR-ODT which are deferred until the revenue associated with those fees is recognized and a $3.7 million increase in deferred revenue related to Adzenys XR-ODT, partially offset by increased cash usage from a $2.8 million increase in inventories in anticipation of forecasted increased sales of our generic Tussionex and Adzenys XR-ODT and a $1.3 million increase in deferred contract sales organization fees for advance payments including a net increase in other assets.

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

Cash (used) provided by in investing activities

        Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

        Net cash used by investing activities was $19.3 million for the year ended December 31, 2016 primarily due to the $66.1 million purchase of short-term investments partially offset by the $50.8 million sales of short-term investments, $3.5 million of capital expenditures principally for equipment and systems to be used in the production and testing of Adzenys XR-ODT and, if approved, our other product candidates and a new ERP system and $0.5 million for fees related to a license associated with the commercialization of Adzenys XR-ODT. Net cash provided by investing activities of $2.0 million for the year ended December 31, 2015 was primarily due to the net sale of $3.0 million of short-term investments, partially offset by a $1.0 million of capital expenditures in 2015 primarily in association with the expansion of our controlled substances vault.

        Net cash provided by investing activities was $2.0 million for the year ended December 31, 2015 as compared to net cash used in investing activities of $2.1 million for the year ended December 31, 2014, which resulted from the net sale of $3.0 million and $4.5 million, respectively, of short-term investments, offset by a $0.7 million increase in 2015 capital expenditures, primarily in association with the expansion of our controlled substances vault and a $6.3 million cash outflow in 2014 for the acquisition all of the rights to commercialize and derive future profits from Tussionex ANDA in August 2014.

Cash provided by financing activities

        Net cash provided by financing activities of $23.6 million in the year ended December 31, 2016 primarily resulted from proceeds of $60.0 million from the issuance of notes to Deerfield, partially offset by a $1.4 yield enhancement fee paid to Deerfield and $0.2 million of legal fees, the full repayment of the $25.0 million of principal and a $1.1 million end of term charge payment under the LSA, a $7.3 million of principal and interest payment under the 10% Note, and $1.9 million of principal payments under the sales leasebacks partially offset by $0.4 million of proceeds from the sale of related equipment.

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

        Net cash provided by financing activities of $20.9 million in the year ended December 31, 2014 was related to proceeds of $17.4 million, net of issuance costs, received from the sale of 3,486,521 shares of our Series C preferred stock; proceeds of $15.0 million from the issuance of notes to our new lender, partially offset by full repayment of the $10.0 million in principal under the previous term loan and

$0.6 million of deferred financing costs; and $0.8 million from the sale-leaseback of equipment, partially offset by principal payments under the sales-leasebacks.

Credit facilities

        On May 11, 2016, we entered into a $60 million senior secured credit facility ("Facility") with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) ("Deerfield"), as lenders. Approximately $33 million of the proceeds was used to repay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% amended and restated subordinated note (the "Note") that was issued by us to Essex Capital Corporation ("Essex") which was to mature in March 2017, which were otherwise payable in 2016 and 2017. Principal on the new facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option to defer payment of each of the first four interest payments until June 1, 2017. As of December 31, 2016, we had exercised the option to defer the first three interest payments and exercised the option to defer the fourth interest payment due March 1, 2017 on February 6, 2017, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017. Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5 million. In connection with the Facility, we paid a $1,350,000 yield enhancement fee to Deerfield and approximately $0.2 million in legal fees.

        The Facility, also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2016, we were in compliance with the covenants under the Facility.

        In March 2014, we entered into the LSA with Hercules Technology III, L.P., and ("Hercules"), which was subsequently amended in August 2014, September 2014, December 2014 and June 2015. As amended, the LSA provided a total commitment of $25.0 million, available in four draws. Borrowings under the LSA were collateralized by substantially all of our assets, except our intellectual property and assets under capital lease. The first draw of $10.0 million, ("Tranche 1"), was issued during March 2014 and was used in its entirety to repay outstanding principal under a previous credit facility. The second draw of $5.0 million, ("Tranche 2"), was issued during September 2014. The third draw ("Tranche 3") in the amount of $5.0 million was issued in March 2015. In June 2015, the fourth and final draw of $5.0 million, ("Tranche 4"), was issued prior to meeting the Tranche 4 milestones, which were met in July 2015.

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

        The LSA, as amended, also contained certain financial and nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness, repurchase or redeem stock or other equity interest other than pursuant to employee stock repurchase plans or other similar agreements, make investments and engage in transactions with affiliates. Upon an event of default, the lender had the right to declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2015, we were in compliance with the covenants under our LSA, as amended.

        We had a Note in the aggregate principal amount of $5.9 million that was issued by us to Essex which was to mature in March 2017. Interest was to be accrued and added to the principal balance until such time as we achieved positive EBITDA for three consecutive months. The $5.9 million Note and the related $1.3 million of accrued interest were repaid on May 11, 2016 with proceeds from the Facility as mentioned above. On July 19, 2014, the interest rate on the Note was reduced to 6% for the period from July 19, 2014 through June 28, 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment made by us to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party. This agreement resolved certain issues and disputes whereby Essex paid $256,000 to the third party, we paid Essex $128,000 and Essex agreed to reduce the interest rate on the Note from 10% to 6% for the July 2014 through June 2015 period. The third party released both Essex and us from any and all claims.

        During the years ended December 31, 2014 and 2013, we entered into five 42-month agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $795,000 and $5.5 million, respectively, and a bargain purchase option at the end of the respective lease, all of which are classified as capital leases. The approximate imputed interest rate on these leases is 14.5%. See "Contractual commitments and obligations" below.

Capital resources and funding requirements

        We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all, or that we will be able to successfully commercialize Adzenys XR-ODT or our product candidates. In addition, we may not be profitable even if we succeed in commercializing Adzenys XR-ODT or any of our product candidates. We expect to continue to incur operating losses over the next several years as we seek regulatory approval for our product candidates and build commercial infrastructure to support sales and marketing of Adzenys XR-ODT or our product candidates. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

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

        While our significant accounting policies are described in more detail in Note 2 to the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Net product sales

        Net product sales for our products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, prompt payment discounts, wholesaler fees and estimated allowances for product returns, rebates and chargebacks to be incurred on the selling price of the respective product sales. Wholesale distribution fees based on definitive contractual agreements are incurred on the management of these products by wholesalers and are recorded within net sales for generic Tussionex and as deferred wholesale distribution fees in other current assets for Adzenys XR-ODT. The deferred wholesale distribution fees for Adzenys XR-ODT are later recorded within net product sales when revenue associated with those fees is recognized. We estimate and record gross to net sales adjustments for product returns, rebates and chargebacks based upon analysis of third-party information, including information obtained from our third party logistics providers ("3PLs"), with respect to its inventory levels and sell-through to the wholesalers' customers, for savings offers from data available from third parties regarding savings offers processed for prescriptions written for our products, and, for generic Tussionex, experience reported by our previous commercialization partners. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Wholesale distribution fees and the allowance for prompt pay discounts are recorded at the time of shipment and such fees and allowances and all other accruals are recorded in the same period that the related revenue is recognized.

        The following table presents our gross to net sales deductions for our generic Tussionex since we acquired the rights to the Tussionex ANDA on August 28, 2014 and began to derive revenue directly from sales made by us:

	Chargebacks	Cash Discounts	Sales Offers	Wholesaler Fees	Returns	Government Rebates	Total Gross to Net Sales Deductions
	(in thousands)
Balance at December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Provision, net	202	18	—	122	212	9	563
Payments / credits	(12)	(4)	—	(5)	—	—	(21)

Balance at December 31, 2014	190	14	—	117	212	9	542

Provision, net	5,359	194	—	914	242	103	6,812
Payments / credits	(4,609)	(109)	—	(670)	(25)	(2)	(5,415)

Balance at December 31, 2015	940	99	—	361	429	110	1,939

Provision, net	10,504	388	—	1,756	491	(48)	13,091
Payments / credits	(10,665)	(376)	—	(2,068)	(36)	(24)	(13,169)

Balance at December 31, 2016	$779	$111	$—	$49	$884	$38	$1,861

        Total items deducted from gross product sales were $13,091, $6,812 and $563, or 67.8%, 64.2% and 54.1% as a percentage of gross product sales, for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in the gross to net sales deduction percentage resulted from a higher proportion of the sales being made to a major pharmacy chain that receives volume pricing concessions.

        The following table presents our gross to net sales deductions for our Adzenys XR-ODT which we launched commercially on May 16, 2016:

	Chargebacks	Cash Discounts	Sales Offers	Wholesaler Fees	Returns	Government Rebates	Total Gross to Net Sales Deductions
	(in thousands)
Balance at December 31, 2015	$—	$—	$—	$—	$—	$—	$—
Provision, net	—	384	3,746	1,082	—	444	5,656
Payments / credits	—	(311)	(3,746)	(766)	—	(444)	(5,267)
Due to (paid to) third party and deferred until sales recognized	—	(13)	—	144	—	383	514

Balance at December 31, 2016	$—	$60	$(3,746)	$460	$—	$383	$903

        Total items deducted from gross product sales were $5,267, or 64.3% as a percentage of gross product sales, for the year ended December 31, 2016, due principally to the sales offers being made to penetrate the ADHD market.

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

        Generic Tussionex product returns are estimated based upon data available from sales of our product by our former commercialization partner and from actual experience as reported by retailers. Historical trend of returns will be continually monitored and may result in future adjustments to such estimates. On August 26, 2014, the U.S. Drug Enforcement Agency ("DEA") reclassified our generic Tussionex from a Schedule III controlled substance to a Schedule II controlled substance which had the effect of requiring unsold product at the wholesalers and the 3PL to either be relabeled or returned. This new ruling was effective October 6, 2014. As such, we established reserves for the estimated returns of such product outstanding at the wholesalers as of October 6, 2014. We had no inventory labeled as Schedule III at the 3PL as of the effective date.

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

Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and have been reduced by an allowance for excess and obsolete inventories. Cost elements include material, labor and manufacturing overhead. Inventories consist of raw materials, work in process, finished goods and deferred cost of goods sold. The cost of sales associated with the deferred product revenues are recorded as deferred costs of goods sold that are released from inventory into cost of goods sold as the deferred revenue is recognized into revenue.

        Until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable, pre-launch inventories are expensed into research and development. Manufacturing costs for the production of Adzenys XR-ODT incurred after the January 27, 2016 FDA approval date are being capitalized into inventory.

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

Share-based compensation expense

        Share-based compensation awards, including grants of employee stock options and restricted stock and modifications to existing stock options, are recognized in the consolidated statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of our share-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the previous lack of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, prior to the IPO, we utilized third party valuation analyses to determine the fair value. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

        We calculated the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. As a formerly private company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for stock option awards was based on the historical volatility of a representative peer group of comparable companies' selected using publicly available industry and market capitalization data. The risk-free rate was based on the U.S. Treasury yield curve in effect commensurate with the expected life assumption. The average expected life of stock options was determined according to the "simplified method" as described in Staff Accounting Bulletin 110, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from five-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. We estimate the fair value of all stock option awards on the grant date by applying the Black-Scholes option pricing valuation model. Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair value of our common stock at the time of each option grant primarily based upon valuations performed by a third party valuation firm. After the closing of our IPO, our board of directors has determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

        The following table reflects a summary of our estimates of future material contractual obligations as of December 31, 2016. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr	1 - 3 Yrs.	3 - 5 Yrs	Thereafter
	(In thousands)
Deerfield senior secured facility	$95,832	$12,646	$29,655	$37,662	$15,869
Capital leases for equipment	473	473	—	—	—
Earnout liability	232	—	—	—	232
Texas facility operating lease	8,094	955	1,912	2,010	3,217
Pennsylvania office space lease	656	146	302	208	—

	$105,287	$14,220	$31,869	$39,880	$19,318

        We had borrowed all $60.0 million under the Deerfield Facility as of December 31, 2016. The payments above are inclusive of related interest amounts as of December 31, 2016.

        In addition to the commitments shown above, in response to a lawsuit brought against us by Shire LLC ("Shire"), for infringement of certain of Shire's patents, we entered into a settlement agreement and an associated license agreement with Shire for a non-exclusive license to certain patents for certain activities with respect to our NDA No. 204326 for an extended-release orally disintegrating amphetamine Polistirex tablet in July 2014. Under the terms of the license agreement, after receiving regulatory approval by the FDA of our NDA for Adzenys XR-ODT, in the first quarter of 2016, we paid a lump sum, non-refundable license fee of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We are paying a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents.

        On March 6, 2017, after our NDA submission for NT-0201 requiring a Paragraph IV certification notification to the producer of Adderall XR, Shire Pharmaceuticals, in accordance with the Hatch-Waxman Act, we entered into a license agreement with Shire. Pursuant to this agreement, Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to NT-0201. Under the terms of the agreement, we must pay a lump sum, non-refundable license fee of an amount less than $1.0 million due no later than thirty days after receiving regulatory approval by the FDA of our NDA for NT-0201. We will also pay a single digit royalty on net sales of the NT-0201 during the life of the relevant Shire patents.

        Due to the uncertainty of when the NT-0201 license fee and the royalty payments for Adzenys XR-ODT and NT-0201 will be made and the amount of such royalty payments, they are not presented in the table above. The license fee will be recorded as an intangible asset and amortized over the term of the license. The royalties will be recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was designed to reduce the diversity in practice of how the eight specified items are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those years. We believe the amendments will not have a significant effect on our ongoing financial reporting as we have classified our debt prepayment and debt extinguishment costs, in the Consolidated Statements of Cash Flows in accordance with the amendments.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation—Improvements to Employee Share-Based Payment Accounting (Topic 718). For public companies, areas of accounting for share-based payment that this ASU was designed to simplify include: the income tax consequences, the accounting policy for forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those years. The adoption of this standard is not expected to have a material impact on our business, financial position, results of operations or liquidity.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

        In July 2015, the FASB issued ASU No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. We do not believe that this ASU will have a significant effect on our ongoing financial reporting as valuing inventory at the lower of cost or net realizable value approximates the current policy of valuing inventory at the lower of cost or market.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This ASU is for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We have performed the review required by this ASU and we believe that we presently have sufficient liquidity to continue to operate for the next twelve months from our filing date.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance replaces transaction-and industry-specific revenue recognition guidance under current U.S. GAAP with a principles-based approach for determining revenue recognition. The new guidance requires an entity to recognize the amount of revenue based on the value of transferred goods or services to customers. There are also additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. We have limited sales history for our branded product that may not allow for reliable estimates of expected returns of the product at the time of shipment to wholesalers. We are assessing other market data and the impact of this new standard on our financial statements and we have not yet selected a transition method.

        From time to time, additional new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

ITEM 7A.    Qualitative and Quantitative Disclosures About Market Risk

Market risk

        We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of December 31, 2016, we had cash and cash equivalents of $24.4 million and short-term investments of $15.4 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents portfolio, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

  Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officer and effected by the company's board of preparation of financial statements for external purposes in accordance with GAAP and directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria.

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
  Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts

  (3)
  The exhibits required by Items 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

ITEM 16.    Form of 10-K Summary

        None.

Neos Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Neos Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of Neos Therapeutics, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule of Neos Therapeutics, Inc. and Subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neos Therapeutics, Inc. and Subsidiaries as of December 31, 2016, and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ RSM US LLP

New York, New York
March 15, 2017

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$24,352	$90,763
Short-term investments	15,430	—
Accounts receivable, net of allowances for chargebacks and cash discounts of $950 and $1,039, respectively	6,135	3,903
Inventories	5,767	2,520
Deferred contract sales organization fees	720	—
Other current assets	2,865	1,058

Total current assets	55,269	98,244
Property and equipment, net	7,076	5,124
Intangible assets, net	15,579	16,672
Other assets	2,218	2,470

Total assets	$80,142	$122,510

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$7,798	$4,824
Accrued expenses	5,264	3,141
Deferred revenue	3,662	—
Current portion of long-term debt	4,921	7,973

Total current liabilities	21,645	15,938

Long-Term Liabilities:
Long-term debt, net of current portion	58,599	26,271
Earnout liability	232	214
Deferred gain on leaseback	40	547
Deferred rent	1,174	1,166

Total long-term liabilities	60,045	28,198

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 100,000,000 authorized at December 31, 2016 and December 31, 2015; 16,079,902 and 16,060,996 issued and outstanding, respectively, at December 31, 2016; 16,025,155 and 16,015,958 issued and outstanding, respectively, at December 31, 2015	16	16
Treasury stock, at cost, 18,906 shares at December 31, 2016; 9,197 shares at December 31, 2015	(232)	(171)
Additional paid-in capital	198,787	195,314
Accumulated deficit	(200,118)	(116,785)
Accumulated other comprehensive loss	(1)	—

Total stockholders' equity (deficit)	(1,548)	78,374

Total liabilities and stockholders' equity (deficit)	$80,142	$122,510

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014
Revenues:
Product	$9,154	$3,792	$316
Manufacturing	—	—	113
Profit sharing	—	—	169
Development	—	—	160

	9,154	3,792	758
Cost of Goods Sold	11,437	5,929	3,391

Gross loss	(2,283)	(2,137)	(2,633)
Research and development	12,207	11,691	10,574
Selling and marketing expenses	49,291	5,672	229
General and administrative expenses	12,625	7,078	5,036

Loss from operations	(76,406)	(26,578)	(18,472)
Interest expense	(6,937)	(3,721)	(2,520)
Loss on debt extinguishment	(1,187)	—	(445)
Other income, net	1,215	831	837
Change in fair value of earnout and warrant liabilities	(18)	(1,313)	(249)

Net loss	(83,333)	(30,781)	(20,849)

Preferred stock accretion to redemption value	—	(1,169)	(1,118)
Preferred stock dividends	—	(1,221)	(2,185)

Net loss attributable to common stock	$(83,333)	$(33,171)	$(24,152)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	16,052,390	7,581,881	876,318

Net loss per share of common stock, basic and diluted:	$(5.19)	$(4.38)	$(27.56)

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net loss	$(83,333)	$(30,781)	$(20,849)
Other comprehensive loss:
Net unrealized gain on short-term investments	2	—	—
Reclassification of gains included in net loss	(3)	—	—

Total other comprehensive loss	$(1)	$—	$—

Comprehensive loss	$(83,334)	$(30,781)	$(20,849)

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
							Additional Paid-in Capital	Accumulated Deficit
(In thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	925,451	$1	(55,905)	$—	$4,617	$(59,462)	$—	$(54,844)
Proceeds from exercise of options and warrants	—	—	13,408	—	—	—	4	—	—	4
Share-based compensation expense	—	—	—	—	—	—	210	—	—	210
Series B Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(352)	—	(352)
Series B-1 Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(679)	—	(679)
Series B-1 accrued dividend	—	—	—	—	—	—	—	(2,185)	—	(2,185)
Series C Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	—	—	—	(20,849)	—	(20,849)

Balance, December 31, 2014	—	$—	938,859	$1	(55,905)	$—	$4,831	$(83,614)	$—	$(78,782)

Proceeds from exercise of options and warrants	—	—	325,292	—	—	—	75	—	—	75
Share-based compensation expense	—	—	—	—	—	—	1,181	—	—	1,181
Cancellation of treasury stock	—	—	(55,905)	—	55,905	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(9,197)	(171)	—	—	—	(171)
Series B Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(192)	—	(192)
Series B-1 Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(370)	—	(370)
Series B-1 accrued dividend	—	—	—	—	—	—	—	(1,221)	—	(1,221)
Series C Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(607)	—	(607)
Conversion of Redeemable Preferred Stock	—	—	9,217,983	9	—	—	110,767	—	—	110,776
Cashless exercise of Series C warrants issued with Series C financing	—	—	78,926	—	—	—	2,842	—	—	2,842
Reclassification of Series C warrants issued with senior debt	—	—	—	—	—	—	611	—	—	611
Net proceeds from issuance of common stock in IPO	—	—	5,520,000	6	—	—	75,007	—	—	75,013
Net loss	—	—	—	—	—	—	—	(30,781)	—	(30,781)

Balance, December 31, 2015	—	$—	16,025,155	$16	(9,197)	$(171)	$195,314	$(116,785)	$—	$78,374

Proceeds from exercise of options and warrants	—	—	54,747	—	—	—	13	—	—	13
Share-based compensation expense	—	—	—	—	—	—	3,460	—	—	3,460
Purchase of treasury stock	—	—	—	—	(9,709)	(61)	—	—	—	(61)
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	(83,333)	—	(83,333)

Balance, December 31, 2016	—	$—	16,079,902	$16	(18,906)	$(232)	$198,787	$(200,118)	$(1)	$(1,548)

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net loss	$(83,333)	$(30,781)	$(20,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,460	1,181	210
Depreciation and amortization of property and equipment	1,598	1,724	1,645
Amortization of intangible assets	1,593	1,495	1,037
Changes in fair value of warrant and earnout liabilities	18	1,313	249
Amortization of patents	69	23	31
Amortization of senior debt fees	406	576	182
Amortization of short-term investment purchase discounts	(156)	—	—
Deferred interest on debt	4,738	548	511
Loss on debt extinguishment	942	—	445
Gain on sale of equipment	(922)	(831)	(824)
Change in deferred rent	8	(23)	41
Realized gain on sale of short-term investments	(3)	—	—
Provision for bad debts	—	—	(264)
Changes in operating assets and liabilities:
Accounts receivable	(2,232)	(3,536)	417
Inventories	(3,247)	(489)	(1,612)
Deferred contract sales organization fees	(720)	—	—
Other current assets	(1,807)	(794)	(167)
Other assets	183	(266)	(231)
Accounts payable	2,974	3,567	284
Accrued expenses	2,123	426	1,505
Deferred revenue	3,662	—	—

Net cash used in operating activities	(70,646)	(25,867)	(17,390)

Cash Flows From Investing Activities:
Purchases of short-term investments	(66,088)	—	—
Sales and maturities of short-term investments	50,816	3,000	4,497
Capital expenditures	(3,550)	(1,023)	(339)
Intangible asset acquisition	(500)	—	(6,283)

Net cash provided by (used in) investing activities	(19,322)	1,977	(2,125)

Cash Flows From Financing Activities:
Proceeds from Deerfield debt note, net of fees	58,419	—	—
Proceeds from senior debt note	—	10,000	15,000
Prepayment of senior debt and fee	(26,063)	—	—
Proceeds from sale of equipment	415	—	795
Net proceeds from issuance of stock	13	18,122	17,350
Net proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	75,013	—
Payments made on borrowings	(9,166)	(1,654)	(11,671)
Payments made to purchase treasury stock	(61)	(171)	—
Deferred financing costs	—	—	(563)

Net cash provided by financing activities	23,557	101,310	20,911

Increase (decrease) in cash and cash equivalents	(66,411)	77,420	1,396
Cash and Cash Equivalents:
Beginning	90,763	13,343	11,947

Ending	$24,352	$90,763	$13,343

Noncash Investing and Financing Activities:
Earnout liability incurred in connection with intangible asset acquisition	$—	$—	$589

Issuance of stock warrants	$—	$2,131	$1,707

Exercise of Series C warrants for Series C Preferred Stock	$—	$2,322	$—

Cashless exercise of Series C warrants from Series C financing in IPO closing	$—	$2,842	$—

Conversion of Redeemable Preferred Stocks into Common Stock	$—	$110,776	$—

Reclassification of Series C warrants issued with senior debt upon IPO closing	$—	$611	$—

Preferred stock accretion	$—	$1,169	$1,118

Preferred stock dividend	$—	$1,221	$2,185

Supplemental Cash Flow Information:
Interest paid	$2,857	$2,524	$1,793

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

        Between June 30, 2015 and July 27, 2015, the Company issued a total of 1,000,000 shares of its Series C redeemable convertible preferred stock ("Series C") to several existing investors upon the exercise of warrants to purchase Series C preferred stock ("Series C warrants") held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5.0 million. On the IPO

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and nature of operations (Continued)

closing date, all outstanding shares of redeemable preferred stock converted into 9,217,983 shares of common stock and all remaining outstanding Series C warrants issued in conjunction with purchases of Series C were net exercised at the IPO price for 78,926 shares of common stock. Upon the closing of the Company's IPO, all of the shares of the Company's redeemable convertible preferred stock ("Preferred Shares") were retired and cancelled and shall not be reissued as shares of such series, and all rights and preferences of those Preferred Shares were cancelled including the right to receive undeclared accumulated dividends. These transactions produced a significant increase in the number of shares outstanding which will impact the year-over-year comparability of the Company's loss per share calculations. Additionally, in connection with the closing of the IPO, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock to 100,000,000 and to authorize 5,000,000 shares of undesignated preferred stock.

Note 2. Summary of significant accounting policies

        Basis of Presentation:    The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, and with the rules and regulations of the Securities and Exchange Commission, or SEC.

        Principles of consolidation:    At each of December 31, 2016 and 2015, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. At December 31, 2014, Neos Therapeutics, Inc. owned, directly or indirectly, 100% of two of its subsidiaries and 99.9% of the third subsidiary, Neostx, Inc. ("NTX"). The remaining 0.1% ownership of NTX was held by a third party and all such remaining capital stock was acquired by the Company on June 29, 2015, and NTX was merged with and into the Company. The amounts attributable to the noncontrolling interest were not material to the consolidated financial statements. On September 16, 2015, the Company established two new wholly-owned subsidiaries, Neos Therapeutics Brands, LLC and Neos Therapeutics Commercial, LLC. All significant intercompany transactions have been eliminated.

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

        Short-term investments:    Short-term investments consist of debt securities that have original maturities greater than three months but less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive loss, which is a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in other income (expense) in the consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date, if any, as non-current assets.

        Allowance for doubtful accounts:    The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management determines the adequacy of the allowance based on reviews of individual accounts, historical losses, existing economic conditions and estimates based on management's judgments in specific matters. Accounts are written off as they are deemed uncollectible based on periodic review of the accounts. There is no allowance for doubtful accounts at December 31, 2016 or December 31, 2015, as management believes that all receivables are fully collectible.

        Fair value of financial instruments:    The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, accrued expenses, and debt, approximates fair value due to the short-term nature of the instruments and/or the current interest rates payable in relation to current market conditions. The fair value of the Company's warrants and earnout liabilities is disclosed in Note 4.

        Inventories:    Inventories are stated at the lower of cost (first in, first out) or market and have been reduced by an allowance for excess and obsolete inventories. Cost elements include material, labor and manufacturing overhead. Inventories consist of raw materials, work in process, finished goods and deferred cost of goods sold. The cost of sales associated with the deferred product revenues are recorded as deferred costs of goods sold that are released from inventory into cost of goods sold as the deferred revenue is recognized into revenue.

        Until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable, pre-launch inventories are expensed into research and development. Manufacturing costs for the production of Adzenys XR-ODT incurred after the January 27, 2016 FDA approval date are being capitalized into inventory.

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

        Intangible assets:    Intangible assets subject to amortization, which principally include proprietary modified-release drug delivery technology and the costs to acquire the rights to Tussionex ANDA, are recorded at cost and amortized over the estimated lives of the assets which primarily range from 10 to 20 years.

        Impairment of long-lived assets:    Long-lived assets such as property and equipment and intangibles subject to amortization are evaluated for impairment whenever events or changes in circumstances

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

indicate that the carrying value of an asset group may not be recoverable. Such assets are also evaluated for impairment in light of the Company's continuing losses. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment charges were recorded for the years ended December 31, 2016, 2015 or 2014.

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

Net product sales

        Net product sales for the Company's products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, prompt payment discounts,

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

wholesaler fees and estimated allowances for product returns, rebates and chargebacks to be incurred on the selling price of the respective product sales. Wholesale distribution fees based on definitive contractual agreements are incurred on the management of these products by wholesalers and are recorded within net sales for generic Tussionex and as deferred wholesale distribution fees in other current assets for Adzenys XR-ODT. The deferred wholesale distribution fees for Adzenys XR-ODT are later recorded within net product sales when revenue associated with those fees is recognized. The Company estimates and records gross to net sales adjustments for product returns, rebates and chargebacks based upon analysis of third-party information, including information obtained from the Company's third party logistics providers ("3PLs"), with respect to its inventory levels and sell-through to the wholesalers' customers, for savings offers from data available from third parties regarding savings offers processed for prescriptions written for the Company's products, and, for generic Tussionex, experience reported by the Company's previous commercialization partners. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Wholesale distribution fees and the allowance for prompt pay discounts are recorded at the time of shipment and such fees and allowances and all other accruals are recorded in the same period that the related revenue is recognized.

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

        Generic Tussionex product returns are estimated based upon data available from sales of the Company's product by its previous commercialization partner and from actual experience as reported by retailers. Historical trend of returns will be continually monitored and may result in future adjustments to such estimates. On August 26, 2014, the U.S. Drug Enforcement Agency reclassified the Company's generic Tussionex from a Schedule III controlled substance to a Schedule II controlled substance which had the effect of requiring unsold product at the wholesalers and the 3PL to either be relabeled or returned. This new ruling was effective October 6, 2014. As such, the Company established reserves for the estimated returns of such product outstanding at the wholesalers as of October 6, 2014. The Company had no inventory labeled as Schedule III at the 3PL as of the effective date.

Rebates

        The Company's products are subject to commercial managed care and government-managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating state governments. Estimated rebates payable under such programs are recorded as a reduction of revenue

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

at the time revenues are recorded. Calculations related to these rebate accruals are estimated based on information from third-party providers. Historical trend of such rebates will be continually monitored and may result in future adjustments to such estimates.

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

        Advertising costs:    Advertising costs are comprised of print and electronic media placements that are expensed as incurred. The Company recognized advertising costs of $7.4 million during the year ended December 31, 2016. There were no advertising costs incurred during the years ended December 31, 2015 and 2014.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

        Research and development costs:    Research and development costs are charged to operations when incurred, include salaries and benefits, facilities costs, overhead costs, raw materials, laboratory and clinical supplies, clinical trial costs, contract services, fees paid to regulatory authorities for review and approval of the Company's product candidates and other related costs, and are included in research and development in the consolidated statements of operations. During the third quarter of 2016, the Company reclassified its approved product and facility regulatory fees out of research and development expense and into cost of sales commensurate with the commercial launch of Adzenys XR-ODT. The Company has reclassified all such applicable regulatory fees for prior quarters and prior years out of research and development expense and into cost of goods sold in accordance with this approach.

        Income taxes:    Income taxes are accounted for using the liability method, under which deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

        Management evaluates the Company's tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of December 31, 2016 and 2015, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOL's) with no separate reserve for uncertain tax positions required.

        Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, we consider that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, management has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.

        Paragraph IV Litigation Costs:    Legal costs incurred by the Company in the enforcement of the Company's intellectual property rights are charged to expense as incurred.

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

Note 2. Summary of significant accounting policies (Continued)

common stock and the warrant liability was reclassified to Additional Paid in Capital within Stockholders' Equity (Deficit).

        Share-based compensation:    Share-based compensation awards, including grants of employee stock options and restricted stock and modifications to existing stock options, are recognized in the consolidated statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of the Company's stock-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the previous lack of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, the Company has, prior to the IPO, historically utilized third party valuation analyses to determine the fair value. After the closing of the Company's IPO, the Company's board of directors has determined the fair value of each share of underlying common stock based on the closing price of the Company's common stock as reported by the NASDAQ Global Market on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest. Beginning in July 2016, the Company began recording stock compensation expense in the same income statement line as the cash compensation of the employee with the option in accordance with Staff Accounting Bulletin Topic 14 due to the increased number and amount of options and option compensation. The Company has reclassified all prior periods' amounts out of general and administrative expense to the appropriate income statement line in accordance with this approach.

        Use of estimates:    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

        Concentration of credit risk:    Accounts receivable subjects the Company to concentrations of credit risk. Thirteen customers accounted for all the revenue and deferred revenue in the year ended December 31, 2016 and accounts receivable at December 31, 2016 were due from eleven customers. Two customers accounted for 82% of the net revenue for the year ended December 31, 2016, and three customers accounted for 98% of the accounts receivable at December 31, 2016. Four and two customers accounted for substantially all revenue in the years ended December 31, 2015 and 2014, respectively. Accounts receivable at December 31, 2015 were due from three customers.

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

        Liquidity:    During 2016, 2015 and 2014, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the successful commercialization of its approved product, Adzenys XR-ODT, or one or more of its ADHD product candidates. Management believes that its existing cash and cash equivalents and short-term investments, taken together with the net proceeds which the Company received from its public offering of common stock completed in February 2017, will be sufficient to fund the Company's operations for at least the next 12 months after the filing of this Annual Report on Form 10-K.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

        Application of revised accounting standards:    In April 2012, the Jumpstart Our Business Startups Act (the "JOBS Act"), was enacted in the United States. Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In 2015, the Company irrevocably elected not to avail itself of this extended transition period and, as a result, will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

  Recent accounting pronouncements:

        In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was designed to reduce the diversity in practice of how the eight specified items are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company believes the amendments will not have a significant effect on its ongoing financial reporting as the Company has classified its debt prepayment and debt extinguishment costs, in the Consolidated Statements of Cash Flows in accordance with the amendments.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation—Improvements to Employee Share-Based Payment Accounting (Topic 718). For public companies, areas of accounting for share-based payment that this ASU was designed to simplify include: the income tax consequences, the accounting policy for forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those years. The adoption of this standard is not expected to have a material impact on the Company's business, financial position, results of operations or liquidity.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

        In July 2015, the FASB issued ASU No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company does not believe that this ASU will have a significant effect on its ongoing financial reporting as valuing inventory at the lower of cost or net realizable value approximates the current policy of valuing inventory at the lower of cost or market.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This ASU is for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has performed the review required by this ASU and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months from its filing date.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance replaces transaction-and industry-specific revenue recognition guidance under current U.S. GAAP with a principles-based approach for determining revenue recognition. The new guidance requires an entity to recognize the amount of revenue based on the value of transferred goods or services to customers. There are also additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company has limited sales history for its branded product that may not allow for reliable estimates of expected returns of the product at the time of shipment to wholesalers. The Company is assessing other market data and the impact of this new standard on its financial statements and has not yet selected a transition method.

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

        The following potentially dilutive securities were excluded from consideration in the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	December 31,
	2016	2015	2014
Series A Redeemable Convertible Preferred Stock (as converted)	—	—	487,494
Series B Redeemable Convertible Preferred Stock (as converted)	—	—	1,297,100
Series B-1 Redeemable Convertible Preferred Stock (as converted)	—	—	2,275,733
Series C Redeemable Convertible Preferred Stock (as converted)	—	—	3,647,274
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833	383,316
Common Stock Warrants	—	50,158	337,133
Stock options	2,107,344	1,352,283	511,775

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

Note 4. Fair value of financial instruments (Continued)

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

        The following table presents the hierarchy for the Company's financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$17,917	$6,435	$—	$24,352
Short-term investments	—	15,430	—	15,430
Earnout liability	—	—	232	232

	$17,917	$21,865	$232	$40,014

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$90,763	$—	$—	$90,763
Earnout liability	—	—	214	214

	$90,763	$—	$214	$90,977

        The Company's Level 1 assets include cash and cash equivalents. Cash and cash equivalents include bank deposits, certificates of deposit and money market funds with a maturity of 90 days or less whose values are considered to approximate fair value at December 31, 2016 and 2015 due to the short-term nature of the instruments and/or the current interest rates payable in relation to current market conditions.

        Beginning in February 2016, the Company's Level 2 assets include commercial paper and corporate bonds with maturities of less than 90 days less whose values are considered to approximate fair value at December 31, 2016 and 2015 due to the short-term nature of the instruments and/or the current

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair value of financial instruments (Continued)

interest rates payable in relation to current market conditions. Also included in the Company's Level 2 assets are short-term investments which are classified as available-for-sale securities and have a maturity greater than 90 days, but less than 1 year, with quoted prices in active markets. Level 2 securities primarily consisted of commercial paper and bonds issued by domestic and foreign corporations. The estimated fair values of these securities are determined by third parties using various calculations and valuation techniques that incorporate standard observable inputs and assumptions such as quoted prices for similar assets, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

        The Company's cash and cash equivalents and short-term investments had quoted prices at December 31, 2016 as shown below:

	December 31, 2016
	Amortized Cost	Unrealized Loss	Market Value
	(in thousands)
Bank deposits and money market funds	$17,917	$—	$17,917
Financial and corporate debt securities	21,866	(1)	21,865

	$39,783	$(1)	$39,782

        Level 3 liabilities include the fair values of the earnout liability.

        Various methodologies were utilized to value the Level 3 liabilities including Black-Scholes-Merton, Probability-Weighted Expected Return ("PWERM"), Option Pricing and Monte Carlo. The methodologies and significant inputs used in the determination of the fair value of the earnout liability were as follows:

	Initial Valuation Earnout Liability	December 31, 2014 Earnout Liability	December 31, 2015 Earnout Liability	December 31, 2016 Earnout Liability
	(Dollars in thousands)
Date of Valuation	8/28/2014	12/31/2014	12/31/2015	12/31/2016
Valuation Method	Monte Carlo	Monte Carlo	Monte Carlo	Monte Carlo
Volatility (annual)	50%	50%	50%	50%
Risk-free rate (annual)	.03% - 3.56%	.15% - 3.21%	.56% - 3.31%	.74% - 3.42%
Time period from valuation until end of earnout	.1708 - 9.8417	.5 - 9.5	.5 - 9.5	.5 - 9.5
Earnout Target 1	$13,700	$13,700	$13,700	$13,700
Earnout Target 2	$18,200	$18,200	$18,200	$18,200
Discount rate	8.03% - 10.51%	7.96% - 11.03%	8.11% - 10.86%	12.02% - 14.70%

Fair value of liability at valuation date	$589	$756	$214	$232

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair value of financial instruments (Continued)

        The methodologies and significant inputs used in the determination of the fair value of the Hercules Warrants through July 22. 2015 were as follows:

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

        The methodologies and significant inputs used in the determination of the fair value of the Series C warrants issued with the Series C through July 22, 2015 were as follows:

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

        Significant changes to these assumptions in the preceding valuation tables would result in increases/decreases to the fair value of the earnout liability.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair value of financial instruments (Continued)

        Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

	Earnout Liability	Series C Warrants Issued With Senior Debt	Series C Warrants Issued With Series C Redeemable Preferred Stock Financing
	(in thousands)
Balance at December 31, 2014	$756	$454	$1,335
Additions during the period	—	—	2,131
Changes in fair value	(542)	157	1,698
Warrants exercised	—	—	(2,322)
Cashless warrant exercise due to IPO	—	—	(2,842)
Conversion to common stock warrant	—	(611)	—

Balance at December 31, 2015	$214	$—	$—

Change in fair value	18

Balance at December 31, 2016	$232

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

        The 2015 reductions in fair value of the earnout liability shown above resulted from new information regarding the projected impact of the DEA's reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance and a review of the launch dates of the Company's approved product, Adzenys XR-ODT, and its two ADHD product candidates. The 2015 increases in the fair value of the Series C warrants were due to the increased weighting of the IPO scenario in the PWERM model.

Note 5. Inventories

        Inventories at the indicated dates consist of the following:

	December 31,
	2016	2015
	(in thousands)
Raw materials	$1,672	$1,211
Work in progress	2,546	175
Finished goods	2,060	1,189
Deferred cost of goods sold	225	—

Inventory at cost	6,503	2,575
Inventory reserve	(736)	(55)

	$5,767	$2,520

        The deferred cost of goods sold relates to Adzenys XR-ODT and will be recognized when associated revenue is recognized.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Property and equipment

        Property and equipment, net at the indicated dates consists of the following:

	December 31,
	2016	2015
	(in thousands)
Assets under capital lease	$1,793	$6,241
Leasehold improvements	3,757	3,497
Manufacturing, packaging and lab equipment	4,376	874
Office furniture and equipment	1,788	314
Assets under construction	2,066	244

	13,780	11,170
Accumulated depreciation and amortization (including $762 and $3,684 at December 31, 2016 and 2015, respectively, applicable to capital leases)	(6,704)	(6,046)

	$7,076	$5,124

        Depreciation and amortization expense related to property and equipment was $1,598,000, $1,724,000 and $1,645,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation and amortization expense is recorded in cost of goods sold, research and development, or general and administrative expenses in the accompanying consolidated statements of operations. As noted in Note 7, the Company sold and leased back a substantial portion of its operating assets in a series of capital lease transactions.

        On October 20, 2016, the Company utilized a third party auctioneer to conduct an auction of certain fully-depreciated equipment assets, resulting in net proceeds of approximately $415,000 which were paid during the fourth quarter of 2016 and were recorded as a gain on sale and included in other income (loss) in the Company's consolidated statement of operations.

        Included in the total of assets under capital lease as of December 31, 2016 and December 31, 2015, are certain manufacturing, packaging and lab equipment that are temporarily idle as a result of the cessation of contract manufacturing. The cost of these assets was $811,000 and $1,699,000, and the accumulated depreciation of these assets was $811,000 and $1,396,000 at December 31, 2016 and December 31, 2015, respectively.

Note 7. Sale-leaseback transaction

        The Company accounts for the sale and leaseback transactions discussed below as capital leases under the provisions of Accounting Standards Codification ("ASC") Topic 840-40, Leases—Sale Leaseback Transactions. Accordingly, the leased assets are recorded in property and equipment and the capitalized lease obligations are included in long-term liabilities at the present value of the future lease payments in accordance with the terms of the lease (see Note 11 for further details). Lease payments are applied using the effective interest rate inherent in the leases. Depreciation of the property and equipment is included within depreciation and amortization in the consolidated statements of operations and consolidated statements of cash flows.

        In 2012, the Company negotiated financing arrangements with a related party which provided for the sale-leaseback of up to $6.5 million of the Company's property and equipment with a bargain

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Sale-leaseback transaction (Continued)

purchase option at the end of the respective lease. These financing arrangements were executed in five separate tranches that occurred in February, July and November 2013, and March 2014.

        In the aggregate, the Company sold groups of assets for $795,000 and $5.5 million, which resulted in a net gains of approximately $116,000 and $2.7 million, in the years ended December 31, 2014 and 2013, respectively, and executed capital leases for these assets with repurchase options at the end of each respective lease term. Gains on the transactions are recognized on a straight-line basis over each respective 42-month lease term. The two February 2013 leases for a total of $3.5 million of assets expired in July 2016 and the related $2.6 million gain was fully amortized at that time and the $385,000 lease buy-out option liability was fully satisfied. The July 2013 lease for a total of $1.0 million of assets expired in December 2016 and the related $0.1 million loss had been recorded at inception of the lease and the $100,000 lease buy-out option liability was fully satisfied. For the years ended December 31, 2016, 2015 and 2014 approximately $507,000, $831,000 and $824,000, respectively, of the net gain was recognized in other income on the consolidated statements of operations.

	Leases 1 & 2 February 2013	Lease 3 July 2013	Lease 4 November 2013	Lease 5 March 2014	Total
	(in thousands)
Carrying value at December 31, 2014	$1,613	$792	$839	$710	$3,954
Assets retired in 2015	(28)	—	(2)	—	(30)
2015 Amortization	(969)	(143)	(141)	(114)	(1,367)

Carrying value at December 31, 2015	$616	$649	$696	$596	$2,557

2016 Amortization	(616)	(143)	(147)	(114)	(1,020)
Transfer to property and equipment at end of lease	—	(506)	—	—	(506)

Carrying value at December 31, 2016	$—	$—	$549	$482	$1,031

Note 8. Intangible assets

        Intangible assets, net at the indicated dates consist of the following:

	December 31,
	2016	2015
	(in thousands)
Proprietary modified-release drug delivery technology	$15,600	$15,600
Tussionex ANDA	4,829	4,829
CPI profit sharing	2,043	2,043
Other	784	284

	23,256	22,756
Accumulated amortization	(7,677)	(6,084)

	$15,579	$16,672

        As part of the June 15, 2009 reorganization of the Company as Neos Therapeutics, Inc., the Company performed a purchase price allocation analysis. The proprietary modified-release drug delivery technology was valued at $15.6 million based on projected cash flows expected to be generated

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Intangible assets (Continued)

from this technology. The $15.6 million is being amortized over 20 years. Amortization expense of $780,000 was recorded in each of the years ended December 31, 2016, 2015 and 2014.

        On August 28, 2014, the Company completed an acquisition of the rights to Tussionex ANDA from Cornerstone and CPI which was accounted for as an asset acquisition. Prior to the acquisition, the Company, Cornerstone and CPI shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement, and Cornerstone had commercialization rights to the product. The Company paid $4.2 million to Cornerstone to buy out their rights to commercialize and derive future profits from the product and entered into an agreement whereby Cornerstone transferred certain assets associated with the product to the Company. Legal fees of $90,000 associated with this buyout agreement have been capitalized as part of the purchase price. Additional estimated earnout costs due to Cornerstone of $589,000, recorded at fair value by the Company based upon a valuation provided by a third party valuation firm, were capitalized as part of the purchase price of this intangible asset. This earnout amount was revalued at December 31, 2016, 2015 and 2014, resulting in an $18,000 increase, a $542,000 decrease and a $167,000 increase in the estimated fair value of the earnout, respectively, which is recorded in other income (expense), net in the Company's consolidated statements of operations. The 2015 net decrease resulted primarily from new information regarding the projected impact of the DEA's reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance. In addition, the Company paid $2.0 million to CPI to buy out their rights to future profits from the collaboration and entered into an agreement whereby CPI will continue to supply a component of the product. Legal fees of $43,000 associated with this buyout agreement have been capitalized as part of the purchase price of this intangible asset. These two intangible assets have an expected life of ten years and are being amortized on a straight-line basis beginning September 2014. Total amortization expense related to these intangible assets was $687,000, $687,000 and $229,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Aggregate amortization of intangible assets for each of the next five years and thereafter is as follows:

Year ending December 31:	December 31, 2016
(in thousands)
2017	$1,562
2018	1,562
2019	1,562
2020	1,562
2021	1,562
Thereafter	7,769

$15,579

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Other assets

        Other assets at the indicated dates consist of the following:

	December 31,
	2016	2015
	(in thousands)
Patents, net	$2,068	$2,273
Deposits	150	197

	$2,218	$2,470

        Patents utilized in the manufacturing of the Company's generic Tussionex product which total $352,000 are being amortized over their expected useful life of 10 years. Patents utilized in the manufacturing of Adzenys XR-ODT which total $535,000 are being amortized over their expected useful life of approximately 16 years, beginning with the PDUFA approval of Adzenys XR-ODT on January 27, 2016. For the years ended December 31, 2016, 2015 and 2014, $69,000, $23,000 and $31,000 of patent amortization expense was recorded, respectively.

Note 10. Income taxes

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

        The Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2013 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years remain open back to 2004.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income taxes (Continued)

        Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
	2016	2015
	(in thousands)
Deferred Tax Assets:
Net operating loss	$65,532	$37,809
R&D tax credit	1,792	1,660
Share-based compensation	1,562	388
Other reserves	1,064	623
Paragraph IV litigation costs	662	714
Accrued expenses	441	317
Deferred lease liability	399	396
Capital lease liability	151	—
Earnout liability	79	73
State deferreds	16	—
Deferred gain on sale-leaseback	14	186
Property and equipment	—	581

Total deferred tax assets	71,712	42,747

Deferred Tax Liabilities:
Intangible assets	(3,371)	(3,763)
Property and equipment	(124)	—
Capital lease liability	—	(603)
State deferreds	—	(31)
Inventory reserve	—	(19)

Total deferred tax liabilities	(3,495)	(4,416)

Valuation allowance	(68,217)	(38,331)

Net deferred tax asset (liability)	$—	$—

        At December 31, 2016, and 2015, the Company has federal net operating loss carry-forwards of $200,170,000 and $122,075,000 and research and development credits of $2,179,000 and $2,010,000, respectively, which begin to expire in 2024. The Company has state net operating loss carry-forwards of $1,835,000 and $278,000 for December 31, 2016 and 2015, respectively. Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has performed an analysis to determine the impact of any ownership change(s) under Section 382 of the Internal Revenue Code. The amount of federal net operating loss that will expire unused due to the Section 382 limitation is $6,089,000. The amount of federal research and development credit that will expire unused is $350,000. The deferred tax assets for both carryforwards have been adjusted downward accordingly.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income taxes (Continued)

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has no accrued interest related to its uncertain tax positions as they all relate to timing differences that would adjust the Company's net operating loss carryforward and do not require recognition. As a result of these timing differences, at December 31, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits related to uncertain tax positions of $5,081,000 and $4,355,000, respectively. The Company has no other tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date. Changes in unrecognized benefits in any given year are recorded as a component of deferred tax expense. A tabular rollforward of the Company's gross unrecognized tax benefits is below:

	December 31,
	2016	2015
	(in thousands)
Beginning Balance	$4,355	$835
Increase/(Decrease) based on tax positions taken during a current period	726	3,520

Ending Balance	$5,081	$4,355

        The Company has recorded a valuation allowance of $68,217,000 at December 31, 2016 and $38,331,000 at December 31, 2015 to fully reserve its net deferred tax assets. The Company has assessed the likelihood that the deferred tax assets will be realized and determined that it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, the Company has placed a valuation allowance against the entire deferred tax asset. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards. The change in the valuation allowance was an increase of $29,886,000 and $8,437,000 for the years ended December 31, 2016 and December 2015, respectively.

        A reconciliation of the Company's Federal statutory tax rate of 34% to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015
U.S. Statutory Tax Rate	34%	34%
Provision to Return and Other Adjustments	(1)%	(1)%
Change in Valuation Allowance	(36)%	(26)%
Deferred Tax Adjustments	1%	(7)%
State tax expense, net	2%	0%

Tax Expense / (Benefit)	0%	0%

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-term debt

        Long-term debt at the indicated dates consists of the following:

	December 31,
	2016	2015
	(in thousands)
Deerfield senior secured credit facility, net of discount of $1,401	$63,075	$—
Senior debt, net of discount of $1,167	—	24,895
10% subordinated note payable to a related party	—	6,994
Capital leases, maturing through August 2017	445	2,355

	63,520	34,244
Less current portion	(4,921)	(7,973)

Long-term debt	$58,599	$26,271

        Deerfield Senior Secured Credit facility:    On May 11, 2016, the Company entered into a $60 million senior secured credit facility ("Facility") with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) ("Deerfield"), as lenders. Principal on the new facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. The Company has an option to defer payment of each of the first four interest payments until June 1, 2017. The Company exercised the option to defer the first three interest payments during the year ended December 31, 2016 and exercised the option to defer the fourth interest payment due March 1, 2017 on February 6, 2017, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017. In connection with the Facility, the Company paid a $1,350,000 yield enhancement fee to Deerfield, approximately $173,000 of legal costs to the Company's attorneys and $58,000 of legal costs on behalf of Deerfield's attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method. Borrowings under the Facility are collateralized by substantially all of the Company's assets, except the Company's assets under capital lease, and the Company will maintain cash on deposit of not less than $5 million. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the senior Loan and Security Agreement ("LSA"), the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% related party amended and restated subordinated note (the "Note") that was issued by the Company to Essex Capital Corporation ("Essex"), which were otherwise payable in 2016 and 2017.

        The Facility, also contains certain customary nonfinancial covenants, including limitations on the Company's ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2016, the Company was in compliance with the covenants under the Facility.

        Debt discount amortization for the Facility was calculated using the effective interest rate, charged to interest expense and totaled $181,000 for the year ended December 31, 2016.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-term debt (Continued)

        Senior debt:    On March 28, 2014, the Company entered into the LSA with Hercules Technology III, L.P. ("Hercules"), which was subsequently amended in August 2014, September 2014, December 2014 and June 2015. As amended, the LSA provided a total commitment of $25.0 million, available in four draws. Borrowings under the LSA were collateralized by substantially all of the Company's assets, except the Company's intellectual property and assets under capital lease. The first draw of $10.0 million, ("Tranche 1"), was issued during March 2014 and was used in its entirety to repay outstanding principal and the $697,000 of interest expense related to the Credit Agreement in March 2014. The early prepayment of the Credit Agreement resulted in a $445,000 loss (due to recording the $98,000 prepayment penalty and writing off the $154,000 unamortized exit fee and the $193,000 of unamortized loan cost) reflected in the loss on debt extinguishment for the year ended December 31, 2014. The second draw of $5.0 million, ("Tranche 2"), was issued during September 2014. The third draw ("Tranche 3") in the amount of $5.0 million was issued in March 2015. In June 2015, the fourth and final draw of $5.0 million, ("Tranche 4"), was issued prior to meeting the Tranche 4 milestones, which were met in July 2015.

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

        In connection with the LSA, the Company issued the Hercules Warrants which consisted of 60,000 Series C warrants in March 2014 and 110,000 Series C warrants in September 2014 at the then current price of $5.00 per share. The Hercules Warrants became warrants with a term of five years for the purchase of 70,833 shares of common stock at a price of $12.00 per share upon the closing of the Company's IPO and were therefore reclassified from warrant liability to Additional Paid in Capital within Stockholders' Equity at July 22, 2015.

        End of term charge amortization to interest expense totaled $121,000, $311,000 and $128,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Debt discount amortization to interest expense for the senior debt totaled $104,000, $265,000 and $140,000 for the years ended December 31, 2016, 2015 and 2014, respectively. As of July 22, 2015, the fair values of the Hercules Warrants were remeasured and a 2015 cumulative change in fair value of approximately $157,000 was recorded in other income (expense), net in the Company's consolidated statements of operations for the year ended December 31, 2015.

        The early prepayment of the LSA with some of the proceeds from the Facility resulted in a $1,187,000 loss on debt extinguishment which is separately shown in the consolidated statement of operations for the year ended December 31, 2016.

        Credit Agreement:    Previously, the Company had a credit agreement entered into on August 20, 2012 (the "Credit Agreement") with a financial institution. The Credit Agreement provided for a

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-term debt (Continued)

four-year $10.0 million term loan, with an annual interest rate of 9.5% payable monthly. The proceeds from the initial $10.0 million draw on the LSA were used to repay the outstanding $10.0 million Credit Agreement balance and $697,000 of interest expense related to the Credit Agreement in March 2014. The early prepayment of the Credit Agreement resulted in a $445,000 loss reflected in loss on debt extinguishment for the year ended December 31, 2014.

        10% subordinated related party note:    The Company had a Note in the aggregate principal amount of $5.9 million that was issued by the Company to Essex which was to mature in March 2017. Interest was to be accrued and added to the principal balance until such time as the Company achieved positive EBITDA for three consecutive months. On July 19, 2014, the interest rate on the Note was reduced to 6% for the period from July 19, 2014 through June 28, 2015 pursuant to an amendment to the Note entered into as consideration for the $128,000 payment made by the Company to Essex as part of the Settlement and Release of Claims Agreement with Essex and a third party (see Note 17). The Company recorded this amendment as a loan modification. On May 11, 2016, the Company prepaid the $5.9 million outstanding aggregate principal and $1.3 million in accrued and unpaid interest. At December 31, 2015 and December 31, 2014, the aggregate principal amount of the Note was $5.9 million, and $263,000, $548,000 and $511,000 in interest was expensed in the years ended December 31, 2016, 2015 and 2014, respectively.

        Capital lease obligations to related party:    As described in Notes 7 and 17, during the years ended December 31, 2014 and 2013, the Company entered into agreements with a related party for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $795,000 and $5.5 million, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.5% and interest expense on these leases was $ 204,000, $467,000 and $662,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

        Future minimum capital lease payments through the year ending December 31, 2017 are as follows:

Year ending (in thousands):
Total minimum lease payments	$473
Less amount representing interest	28

Future minimum lease payments	$445

        Future principal payments of long-term debt, including capital leases, are as follows:

Year ending:	December 31,
(in thousands)
2017	$4,921
2018	—
2019	15,000
2020	15,000
2021	15,000
Thereafter	15,000

Future principal payments	$64,921

Less unamortized debt discount	(1,401)
Less current portion of long-term debt	(4,921)

Total long-term debt	$58,599

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

Note 12. Common stock and redeemable convertible preferred stock (Continued)

warrants held by several investors at an exercise price of $0.0024 per share. The remaining Series B-1 warrants to purchase 6,297 shares of common stock expired on June 10, 2016.

        Between December 2014 and February 2015, the Company closed on an additional Series C preferred stock financing raising a total of $20.6 million, including $7.5 million in December 2014 and $13.1 million during the year ended December 31, 2015. The Company issued 1,499,935 shares in December 2014 and 2,624,936 shares in 2015 through February 25, 2015 of Series C preferred stock. In addition, the Company issued a Series C warrant to purchase one additional share of Series C preferred stock at a purchase price of $5.00 per share for every two purchased shares of Series C preferred stock, provided the investor purchased its pro-rata share of the Series C preferred stock. In the event that the Company's Series C preferred stock converted into common stock or another class of the Company's stock ("Conversion Stock") during the warrant exercise period, then the warrants would become exercisable for the Conversion Stock and the exercise price of those warrants was to be ratably adjusted. The Company issued Series C warrants to purchase 749,967 shares of Series C preferred stock in December 2014 and 1,197,218 shares of Series C preferred stock during the year ended December 31, 2015 (see warrant liability section below). From June 30, 2015 through July 27, 2015, the Company issued a total of 1,000,000 shares of its Series C to several investors upon the exercise of warrants held by those investors at an exercise price of $5.00 per share, for an aggregate exercise price of $5 million.

        On August 1, 2016 the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to an aggregate of $125.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the "Shelf"). The Company simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $40.0 million of its common stock from time to time in "at-the-market" offerings under the Shelf (the "ATM Facility"). The Shelf was declared effective by the SEC on August 12, 2016. During the year ended December 31, 2016, we did not make any sales under our ATM Facility.

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

Note 12. Common stock and redeemable convertible preferred stock (Continued)

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

        The Series C, Series B-1 and Series B were to be redeemable on November 1, 2017, their carrying value was being accreted to the minimum redemption value of $5.00 per share or $43,768,000, $27,309,000 and $15,565,000, respectively, over the period from issuance through November 1, 2017 using the effective interest method for issuances through December 31, 2014. Due to the additional issuances of Series C prior to the IPO, the Series C was accreted to the increased minimum redemption value of $5.00 per share, or $57,642,000, over the period from issuance through the IPO effective date using the effective interest method. The amount of accretion recorded in 2015 and 2014 for Series C amounted to $607,000 and $87,000, respectively. The amount of accretion recorded in 2015 and 2014 for Series B-1 was $370,000 and $679,000, respectively. The amount of accretion recorded in 2015 and 2014 for Series B amounted to $192,000 and $352,000, respectively.

        In accordance with the conversion provision of the Company's Third Amended and Restated Certificate of Incorporation, as amended, which was triggered upon the Company's IPO, all rights with respect to the Preferred Shares of the Company were terminated, including redemption rights.

        Warrant liability:    In connection with the December 2014 $7.5 million additional Series C financing (see above) the Company issued warrants to purchase an aggregate 749,967 shares of the Series C. The proceeds from the December 2014 additional Series C financing with stock purchase warrants were allocated to the two elements based on the fair value of the Series C warrants at time of issuance. The remainder of the proceeds was allocated to the redeemable convertible preferred instrument portion of the transaction, resulting in a discount. The portion of the proceeds so allocated to the warrants is accounted for as a warrant liability and periodically adjusted to fair value through the consolidated statement of operations. The related preferred stock discount is amortized as preferred stock accretion to redemption value over the remaining term until the redemption date using the effective interest method. The fair value of the 749,967 Series C Warrants was $1,335,000, with the residual $6,108,000, net of legal fees of $57,000, allocated to the 1,499,935 shares of Series C as of December 31, 2014.

        The proceeds from the 2015 additional Series C financing with stock purchase warrants were allocated to the two elements based on the fair value of the Series C warrants at time of issuance. The remainder of the proceeds was allocated to the redeemable convertible preferred instrument portion of the transaction, resulting in a discount. The portion of the proceeds so allocated to the warrants is accounted for as a warrant liability and periodically adjusted to fair value through the consolidated statement of operations. The related preferred stock discount is amortized as preferred stock accretion to redemption value over the remaining term until the redemption date using the effective interest

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Common stock and redeemable convertible preferred stock (Continued)

method. The fair value of the 1,197,218 Series C warrants was $2,131,000, with the residual $10,916,000, net of legal fees of $78,000, allocated to the 2,624,936 shares of Series C.

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

Note 13. Stock options, restricted stock and performance stock options

        In July 2015, the Company adopted the Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan ("2015 Plan") which became effective immediately prior to the closing of the IPO and initially had 767,330 shares of common stock reserved for issuance. On January 1, 2016 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2015 Plan shall be cumulatively increased by five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2015 Plan (the "Evergreen Provisions"). Accordingly, on January 1, 2016, the Company added 800,797 shares to the option pool and on January 1, 2017, the Company added 803,049 shares to the option pool. The 2015 Plan superseded the Neos Therapeutics, Inc. 2009 Equity Plan ("2009 Plan"), originally adopted in November 2009 and which had 1,375,037 shares for reserved and available for issuance. Effective upon closing of the IPO, the board of directors determined not to grant any further awards under the 2009 Plan. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. The 2015 Plan is administered by the Company's compensation committee. The Company's compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company's compensation committee may delegate authority to grant certain awards to the Company's chief executive officer. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised options under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

        The 2009 Plan allowed the Company to grant options to purchase shares of the Company's common stock. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vested over a three-year period based on achieving

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Stock options, restricted stock and performance stock options (Continued)

certain operational milestones and the remaining options vest in equal increments over a four-year period. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2016, 7,500 shares related to forfeited 2009 Plan options and 18,906 shares related to the surrender of restricted stock were transferred into the shares available under the 2015 Plan. As of December 31, 2016, 210,599 shares of common stock remain available for grant under the 2015 Plan.

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

        The weighted-average key assumptions used in determining the fair value of options granted during the periods indicated are as follows:

	Year Ended December 31,
	2016	2015	2014
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	60%	60%	60%
Weighted-average risk-free interest rate	1.18%	1.60%	1.77%
Expected life of option in years	6.15	5	5
Weighted-average option fair value at grant	$5.800	$9.723	$2.884

        The Company has reported share-based compensation expense for stock options granted to employees for the years ended December 31, 2016, 2015 and 2014, respectively, in its consolidated statements of operations as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of goods sold	$311	$112	$6
Research and development	304	73	4
Selling and marketing	723	211	18
General and administrative	2,031	691	92

	$3,369	$1,087	$120

        At December 31, 2016, there was $8.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock options compensation which is expected to be recognized over 2.7 years. For the year ended December 31, 2016, the Company issued 10,886 shares of the Company's common stock upon the exercise of outstanding stock options and received proceeds of $13,000 and realized no tax benefit from the exercised stock options. For the year ended December 31,

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Stock options, restricted stock and performance stock options (Continued)

2015, the Company issued 38,307 shares of the Company's common stock upon the exercise of outstanding stock options and received proceeds of $74,000 and realized no tax benefit from the exercised of stock options

        A summary of outstanding and exercisable options as of December 31, 2016 and 2015, and changes during the periods then ended is presented below:

	Number of Options	Weighted-Average Exercise Price	Intrinsic Value
			(in thousands)
Outstanding at January 1, 2014	326,062	$1.797
Granted	237,486	5.684
Exercised	(13,408)	0.324
Expired, forfeited or cancelled	(38,365)	1.206

Outstanding at December 31, 2014	511,775	$3.684	$2,883

Exercisable at December 31, 2014	150,109	$1.467	$1,179

Granted	883,537	18.789
Exercised	(38,307)	1.928
Expired, forfeited or cancelled	(4,722)	2.547

Outstanding at December 31, 2015	1,352,283	$13.607	$964

Exercisable at December 31, 2015	229,000	$3.385	$2,504

Granted	859,257	10.385
Exercised	(10,886)	1.231
Expired, forfeited or cancelled	(93,310)	17.780

Outstanding at December 31, 2016	2,107,344	$12.173	$1,128

Exercisable at December 31, 2016	595,424	$9.715	$881

        The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2016 was 8.5 and 7.6 years, respectively. The option exercise price for all options granted in the year ended December 31, 2016 ranged from $8.84 to $10.96 per share.

        Restricted stock:    Under the 2009 Plan, the Company grants restricted stock awards to members of its management and selected members of the board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months.

        In 2013, the Company issued 149,244 shares of restricted stock at a grant date fair value of $2.55 per share. Of these shares, 7,195 vested immediately and the remaining 142,049 of these shares vest over 48 months in four equal tranches on the anniversary of the issue date. The Company did not issue any shares of restricted stock for the years ended December 31, 2016, 2015 or 2014. During the years ended December 31, 2016, 2015 and 2014, $91,000, $94,000 and $90,000, respectively, of restricted stock compensation cost has been charged to general and administrative expenses. At December 31, 2016, there was $71,000 of unrecognized compensation cost related to restricted stock which will be recognized over 0.8 years. In 2014, the Company settled certain vested restricted stock awards which

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Stock options, restricted stock and performance stock options (Continued)

were settled having a value of $266,000 in cash, and the Company realized a tax benefit of $90,000. On October 16, 2015, the Company settled certain vested restricted stock awards which were settled having a value of $658,000 in cash, and the company realized a tax benefit of $224,000. On October 16, 2015, 9,197 shares of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock. The fair value of such shares was determined to be $18.54 per share, the closing price of the Company's stock on such date. On October 17, 2016, the Company settled certain vested restricted stock awards having a value of $226,000 in cash and the Company realized a tax benefit of $79,000. On October 17, 2016, 9,709 shares of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock. The fair value of such shares was determined to be $6.37 per share, the closing price of the Company's stock on such date. The Company had 35,513 and 71,025 shares of unvested restricted stock with a weighted average fair value of $2.55 as of December 31, 2016 and 2015, respectively.

        A summary of the status of the Company's nonvested restricted stock as of December 31, 2016 and December 31, 2015, and changes during the periods ended December 31, 2016 and December 31, 2015, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2014	142,049	$2.550
Granted	—	—
Vested	(35,512)	2.550
Forfeited	—	—

Nonvested at December 31, 2014	106,537	$2.550

Granted	—	—
Vested	(35,512)	2.550
Forfeited	—	—

Nonvested at December 31, 2015	71,025	$2.550

Granted	—	—
Vested	(35,512)	2.550
Forfeited	—	—

Nonvested at December 31, 2016	35,513	$2.550

Note 14. Treasury stock

        The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On February 19, 2015, the Company's board of directors approved the cancellation of the Company's 55,905 shares of treasury stock which had been repurchased at the original purchase price of $0.002 in 2013. On October 17, 2016 and October 16, 2015, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 18,906 shares.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and contingencies

        Patent Infringement Litigation:    On July 25, 2016, the Company received a paragraph IV certification from Actavis Laboratories FL, Inc. ("Actavis") advising the Company that Actavis has filed an Abbreviated New Drug Application ("ANDA") with the FDA for a generic version of Adzenys XR-ODT. The certification notice alleges that the four U.S. patents listed in the FDA's Orange Book for Adzenys XR-ODT, one with an expiration date in April 2026 and three with expiration dates in June 2032, will not be infringed by Actavis's proposed product, are invalid and/or are unenforceable. On September 1, 2016, the Company filed a patent infringement lawsuit in federal district court against Actavis. This case alleges that Actavis infringed the Company's Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of the Company's patents. This lawsuit automatically stayed, or barred, the FDA from approving Actavis's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. Neos intends to vigorously enforce its intellectual property rights relating to Adzenys XR-ODT. The Company cannot predict the timing or outcome of these proceedings.

        Defined contribution plans:    The Company maintains a defined contribution plan covering substantially all employees under the provisions of Section 401(k) of the Internal Revenue Code ("Code"). As the Company has elected a Safe-Harbor provision for the 401(k) Plan, participants are always fully vested in their employer contributions. Employees may contribute annually up to the lesser of 50% of their compensation or the applicable limit established by the Code. Through December 31, 2014, the Company was required to make a matching contribution to the 401(k) plan of 50%, to a limit of 6%, of the participant's annual compensation, which was paid in the first quarter of 2015.

        Effective January 1, 2015, the Company amended its 401(k) plan to provide a Company matching contribution on 100% of a participant's contribution for the first 3% of their salary deferral and 50% of the next 2% of their salary deferral.

        For the years ended December 31, 2016, 2015 and 2014, the Company recorded $371,000, $186,000 and $82,000, respectively, of expense for 401(k) contributions.

        Operating leases:    The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, the Company has a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations which commenced on May 1, 2016. Total future minimum lease payments under these operating leases with noncancelable terms are as follows:

Year ending December 31,	(in thousands)
2017	$1,101
2018	1,105
2019	1,109
2020	1,161
2021	1,057
Thereafter	3,217

Future minimum lease payments	$8,750

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and contingencies (Continued)

        The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1,174,000 and $1,166,000 at December 31, 2016 and December 31, 2015, respectively. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company's share of these operating expenses for both locations was $230,000 for the year ended December 31, 2016. The Company's share of these operating expenses for the Grand Prairie facility was $237,000 and $251,000 for the years ended December 31, 2015 and 2014, respectively. Rent expense for these leases, excluding the share of operating expenses, was $1,011,000, $884,000 and $896,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

        Cash incentive bonus plan:    In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan ("Bonus Plan"). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company's compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $464,000 and $552,000 of compensation expense for the years ended December 31, 2016 and 2015, respectively, under the Bonus Plan.

Note 16. License agreements

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

Note 17. Related party transactions

        At December 31, 2015 and December 31, 2014, the Company was obligated under a $5,935,000 long-term subordinated note ("Note") that was issued by the Company to Essex. See Note 11 for further details. On July 21, 2014, the Company, Essex and a third party entered into a Settlement Agreement and Release of Claims Agreement resolving certain issues and disputes whereby Essex paid $256,000 to the third party, the Company paid Essex $128,000 and Essex agreed to reduce the interest rate on the Note from 10% to 6% for the July 19, 2014 through June 28, 2015 period. The third party released both Essex and the Company from any and all claims. The Company repaid this Note and the related accrued interest on May 11, 2016 using proceeds from the new $60 million Facility (see Note 11).

        As described in Note 7, in 2012, the Company negotiated financing arrangements with a related party that provided for the sale-leaseback of up to $6.5 million of the Company's property and equipment. In 2013, the Company executed four transactions totaling $5.5 million and in March 2014, the Company completed the final tranche of the sale-leaseback arrangement, raising an additional

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Related party transactions (Continued)

$795,000. The two February 2013 leases for $3.5 million of assets expired in July 2016 and the related $2.6 million gain was fully amortized at that time and the $385,000 lease buy-out option liability was fully satisfied. The July 2013 leases for a total of $1.0 million of assets expired in December 2016 and the related $0.1million loss had been recorded at inception of the lease and the $100,000 lease buy-out option liability was fully satisfied.

        During 2014, the Company contracted for approximately $112,000 in consulting and testing services with a company affiliated with the Company's Chairman of the board of directors. As the Company's Chairman is no longer affiliated with this consulting and testing services company, there are no such related party transactions in 2015 or 2016. The cost of the acquired services was negotiated at arm's length and priced at commercially available rates.

Note 18. Selected Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of results to be expected in future periods. Selected quarterly financial data for years ended December 31, 2016 and 2015, are as follows (in thousands, except share and per share amounts):

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$428	$1,484	$221	$1,659
Gross loss	(744)	(254)	(956)	(183)
Net loss	$(6,556)	$(5,753)	$(9,368)	$(9,104)

Preferred stock accretion to redemption value	(484)	(586)	(99)	—
Preferred stock dividends	(539)	(544)	(138)	—

Net loss attributable to common stock	$(7,579)	$(6,883)	$(9,605)	$(9,104)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted(1)(2)	885,237	887,397	12,403,182	15,933,315

Net loss per share of common stock, basic and fully diluted(3):	$(8.56)	$(7.76)	$(0.77)	$(0.57)

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Selected Quarterly Financial Data (Unaudited) (Continued)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales(4)	$2,583	$1,485	$1,583	$3,503
Gross profit (loss)(4)	(173)	(858)	(735)	(517)
Net loss attributable to common stock	$(12,614)	$(26,539)	$(25,806)	$(18,374)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted(1)(2)	16,025,318	16,050,138	16,070,705	16,062,685

Net loss per share of common stock, basic and fully diluted(3):	$(0.79)	$(1.65)	$(1.61)	$(1.14)

(1)
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

(2)
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

(3)
Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share may not necessarily equal the total for the year.

(4)
The Company began selling Adzenys XR-ODT on May 16, 2016, and has determined that at this time it cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, the Company defers recognition of revenue and related cost of goods sold on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Selected Quarterly Financial Data (Unaudited) (Continued)

  prescriptions or expiration of the right of return. Thus, the amounts included in Net Sales and Gross profit (loss) for Adzenys XR-ODT reflect only patient prescriptions dispensed to date. Also, the Net loss amounts in 2016 reflect the sales and marketing expenses associated with the commercialization of Adzenys XR-ODT.

Note 19. Subsequent events

        On January 1, 2017, in accordance with the Evergreen Provisions of the 2015 Plan, the Company added 803,049 shares to the option pool, increasing the total number of shares reserved and available for issuance under the 2015 Plan to 1,013,648 shares.

        On February 6, 2017, the Company exercised the option to defer the fourth interest payment due March 1, 2017 under the Facility, and will add, when otherwise due, such amount to the outstanding loan principal until it is paid on June 1, 2017.

        On February 8, 2017, the Company closed an underwritten public offering of 5,000,000 shares of its common stock at a public offering price of $5.00 per share, before underwriting discounts and commissions. The Company's senior lender participated in the Company's public offering. In addition, on February 17, 2017, the underwriters elected to exercise their option in full to purchase up to an additional 750,000 shares of common stock at the $5.00 per share public offering price, less underwriting discounts and commissions. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company were approximately $26.8 million. The shares of common stock were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by the Company on August 1, 2016 and declared effective by the Securities and Exchange Commission, or the SEC, on August 12, 2016.

        In February 2017, the Company closed on a 36-month capital lease line of up to $5 million with a related party to finance its capital expenditures. Each tranche will have a bargain purchase option at the end of the respective lease.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Grand Prairie, State of Texas, on the 15th day of March 2017.

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

        Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIPIN GARG Vipin Garg	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017
/s/ RICHARD EISENSTADT Richard Eisenstadt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017
/s/ ALAN HELLER Alan Heller	Director	March 15, 2017
/s/ GREG ROBITAILLE Greg Robitaille	Director	March 15, 2017
/s/ BETH HECHT Beth Hecht	Director	March 15, 2017
/s/ BRYANT FONG Bryant Fong	Director	March 15, 2017

Signature	Title	Date

/s/ JOHN SCHMID John Schmid	Director	March 15, 2017
/s/ PAUL EDICK Paul Edick	Director	March 15, 2017

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance at beginning of period	Additons charged to costs and expenses	Due to (paid to) third party and deferred until sales recognized	Deductions and Payments	Balance at end of period
For the year ended December 31, 2016
Allowance for chargebacks	(1)	$940	$10,504	$—	$(10,665)	$779
Allowance for cash discounts	(1)	99	772	(13)	(687)	171
Sales offers	(2)	—	3,746	—	(3,746)	—
Reserve for wholesaler fees	(2)	361	2,838	144	(2,834)	509
Reserve for returns	(2)	429	491	—	(36)	884
Rebates	(2)	110	396	383	(468)	421
For the year ended December 31, 2015
Allowance for chargebacks	(1)	190	5,359	—	(4,609)	940
Allowance for cash discounts	(1)	14	194	—	(109)	99
Sales offers	(2)	—	—	—	—	—
Reserve for wholesaler fees	(2)	117	914	—	(670)	361
Reserve for returns	(2)	212	242	—	(25)	429
Rebates	(2)	9	103	—	(2)	110
For the year ended December 31, 2014
Allowance for chargebacks	(1)	—	202	—	(12)	190
Allowance for cash discounts	(1)	—	18	—	(4)	14
Sales offers	(2)	—	—	—	—	—
Reserve for wholesaler fees	(2)	—	122	—	(5)	117
Reserve for returns	(2)	—	212	—	—	212
Rebates	(2)	—	9	—	—	9

(1)
Shown as a reduction of accounts receivable and gross sales or deferred sales as indicated in column heading.

(2)
Shown as accrued expenses and a reduction of gross sales.

Exhibit index

Exhibit index

Exhibit number		Description of exhibit
3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

3.2		Amended and Restated Bylaws of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

4.1		Form of common stock certificate (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

4.2		Form of warrant to purchase common stock (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.1		Amended and Restated Investors' Rights Agreement, dated as of June 9, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.2		Amendment and Waiver, dated as of February 5, 2016, amending the Amended and Restated Investors' Rights Agreement of the Registrant (Filed as an Exhibit to the Registrant's annual report on Form 10-K (001-37508), filed with the SEC on March 18, 2016, incorporated herein by reference).

10.3	+	Neos Therapeutics, Inc. 2009 Equity Plan (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.4	+	Form of option agreements under 2009 Equity Plan (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.5	+	Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan and forms of option agreements thereunder (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.6	+	Senior Executive Cash Incentive Bonus Plan (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on November 13, 2015, incorporated herein by reference).

10.7	+	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.8		Third Amended and Restated Subordinated Promissory Note, dated as of December 31, 2013, issued to Essex Capital Corporation, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

Exhibit number		Description of exhibit
10.9	†	Loan and Security Agreement, by and between the Registrant, Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., in its capacity as administrative agent for itself and Hercules Technology III, L.P. dated as of March 28, 2014, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.10	†	Settlement Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.11	†	License Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.12		Commercial Lease Agreement, by and between Riverside Business Green, L.P., and Neos Therapeutics, LP, dated as of June 29, 1999, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.13	†	Supply Agreement, by and between the Registrant and Coating Place, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 26, 2015, incorporated herein by reference).

10.14	†	Asset Purchase Agreement, by and between the Registrant and Cornerstone BioPharma, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.15	+	Amended and Restated Employment Agreement, by and between the Registrant and Vipin Garg, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.16	+	Amended and Restated Employment Agreement, by and between the Registrant and Richard Eisenstadt, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.17	+	Amended and Restated Employment Agreement, by and between the Registrant and Thomas McDonnell, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

21.1		Subsidiaries of the Registrant (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

23.1	*	Consent of RSM US LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit number		Description of exhibit
32.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Link Document.

*
Filed herewith.

**
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

†
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.

+
Indicates a management contract or compensatory plan.