Form 10-Q
period 2017-03-31
Neos Therapeutics, Inc.
filed 2017-05-10
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller reporting company)

Accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of May 9, 2017: 22,560,635 shares.

NEOS THERAPEUTICS, INC.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•                  our anticipated cash needs and our estimates regarding our anticipated expenses, capital requirements and our needs for additional financings;

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

•                  the Prescription Drug User Fee Act (“PDUFA”) goal dates for Cotempla XR-ODT and NT-0201, and the projected commercial launch dates, if approved by the FDA, of Cotempla XR-ODT and NT-0201;

•                  our product research and development activities, including the timing and progress of our clinical trials, and projected expenditures;

•                  issuance of patents to us by the U.S. Patent and Trademark Office and other governmental patent agencies;

•                  our ability to achieve profitability;

•                  our staffing needs; and

•                  the additional risks, uncertainties and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$43,661	$24,352
Short-term investments	10,571	15,430
Accounts receivable, net of allowances for chargebacks and cash discounts of $2,371 and $950, respectively	11,852	6,135
Inventories	5,592	5,767
Deferred contract sales organization fees	623	720
Other current assets	2,356	2,865
Total current assets	74,655	55,269

Property and equipment, net	6,953	7,076
Intangible assets, net	15,189	15,579
Other assets	2,219	2,218

Total assets	$99,016	$80,142

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$6,985	$7,798
Accrued expenses	7,065	5,264
Deferred revenue	4,933	3,662
Current portion of long-term debt	6,996	4,921

Total current liabilities	25,979	21,645

Long-Term Liabilities:
Long-term debt, net of current portion	59,010	58,599
Deferred rent	1,151	1,174
Other long-term liabilities	266	272

Total long-term liabilities	60,427	60,045

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 100,000,000 authorized at March 31, 2017 and December 31, 2016; 22,579,541 and 22,560,635 issued and outstanding at March 31, 2017, respectively; 16,079,902 and 16,060,996 issued and outstanding at December 31, 2016, respectively	23	16
Treasury stock, at cost, 18,906 shares at March 31, 2017 and December 31, 2016	(232)	(232)
Additional paid-in capital	230,030	198,787
Accumulated deficit	(217,208)	(200,118)
Accumulated other comprehensive loss	(3)	(1)

Total stockholders’ equity (deficit)	12,610	(1,548)

Total liabilities and stockholders’ equity	$99,016	$80,142

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net product sales	$5,627	$2,583

Cost of goods sold	4,615	2,756
Gross profit (loss)	1,012	(173)

Research and development	1,724	1,977
Selling and marketing expenses	10,706	6,424
General and administrative expenses	3,539	3,291

Loss from operations	(14,957)	(11,865)

Interest expense	(2,211)	(1,012)
Other income, net	78	263

Net loss	$(17,090)	$(12,614)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	19,624,712	16,025,318

Net loss per share of common stock, basic and diluted	$(0.87)	$(0.79)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Net loss	$(17,090)	$(12,614)
Other comprehensive (loss) income:
Net unrealized (loss) gain on short-term investments	(2)	59

Total other comprehensive (loss) income	$(2)	$59

Comprehensive loss	$(17,092)	$(12,555)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three months ended March 31, 2017

(In thousands, except shares)

(unaudited)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity (Deficit)

Balance, December 31, 2016	—	$—	16,079,902	$16	(18,906)	$(232)	$198,787	$(200,118)	$(1)	$(1,548)
	—
Issuance of common stock, net of issuance costs	—	—	6,499,639	7	—	—	30,258	—	—	30,265
Share-based compensation expense	—	—	—	—	—	—	985	—	—	985
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	—	—	(17,090)	—	(17,090)

Balance, March 31, 2017	—	$—	22,579,541	$23	(18,906)	$(232)	$230,030	$(217,208)	$(3)	$12,610

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(17,090)	$(12,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	985	623
Depreciation and amortization of property and equipment	335	439
Amortization of intangible assets	390	400
Deferred interest on debt	2,087	176
Amortization of senior debt fees	81	154
Gain on sale of equipment	(20)	(208)
Changes in fair value of earnout liability	—	(4)
Amortization of patents	18	10
Change in deferred rent	(23)	26
Net unrealized gain on short-term investment	—	59
Accretion of purchase discounts on short-term investments	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,717)	(2,766)
Inventories	175	19
Deferred contract sales organization fees	597	—
Other current assets	509	(2,012)
Other assets	(19)	(85)
Accounts payable	(1,313)	(253)
Accrued expenses	1,801	3,064
Deferred revenue	1,271	—

Net cash used in operating activities	(15,939)	(12,972)

Cash Flows From Investing Activities:
Purchases of short-term investments	(8,534)	(33,730)
Sales and maturities of short-term investments	13,397	—
Capital expenditures	(198)	(718)
Intangible asset license	—	(500)

Net cash provided by (used in) investing activities	4,665	(34,948)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of underwriting discounts, commission and issuance costs	30,265	—
Proceeds from sale of equipment	481	—
Payments made on borrowings	(163)	(452)
Proceeds from exercise of stock options and warrants	—	1

Net cash provided by (used in) financing activities	30,583	(451)

Increase (decrease) in cash and cash equivalents	19,309	(48,371)

Cash and Cash Equivalents:
Beginning	24,352	90,763
Ending	$43,661	$42,392

Supplemental Disclosure of Noncash Transactions:
Deferred contract sales organization fees	$500	$4,772
Supplemental Cash Flow Information:
Interest paid	$19	$687

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

Note 2. Summary of significant accounting policies

Basis of Presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included.  Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2016 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K and filed with the SEC on March 15, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016.

Principles of consolidation:  At March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, the condensed consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Reclassifications:  Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current period’s presentation.

Liquidity:  During 2016 and the three months ended March 31, 2017, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the successful commercialization of its approved product Adzenys XR-ODT, or, if approved, one or more of its ADHD product candidates. Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Report on Form 10-Q.

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

Short-term investments:  Short-term investments consist of debt securities that have original maturities greater than three months but less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in other income (expense) in the consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date, if any, as non-current assets.

Inventories: Inventories are stated at the lower of cost (first in, first out) or market in 2016 and, effective January 1, 2017, inventory is now required to be measured at the lower of cost (first in, first out) or net realizable value.  The change to stating inventories at the lower of cost or net realizable value in 2017 was adopted prospectively and did not have a significant effect on the Company’s ongoing financial reporting as valuing inventory at the lower of cost or net realizable value approximated the prior policy of valuing inventory at the lower of cost or market. Inventories have been reduced by an allowance for excess and obsolete inventories. Cost elements include material, labor and manufacturing overhead. Inventories consist of raw materials, work in process, finished goods and deferred cost of goods sold. The cost of sales associated with the deferred product revenues are recorded as deferred costs of goods sold that are released from inventory into cost of goods sold as the deferred revenue is recognized into revenue.

Until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable, pre-launch inventories are expensed into research and development. Manufacturing costs for the production of Adzenys XR-ODT incurred after the January 27, 2016 FDA approval date are being capitalized into inventory.

Intangible assets:  Intangible assets subject to amortization, which principally include proprietary modified-release drug delivery technology and the costs to acquire the rights to Tussionex Abbreviated New Drug Application (“Tussionex ANDA”), are recorded at cost and amortized over the estimated lives of the assets, which primarily range from 10 to 20 years.

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

The Company sells its generic Tussionex and Adzenys XR-ODT to a limited number of pharmaceutical wholesalers, all subject to rights of return. Pharmaceutical wholesalers buy drug products directly from manufacturers. Title to the product passes upon delivery to the wholesalers, when the risks and rewards of ownership are assumed by the wholesaler (freight on board destination). These wholesalers then resell the product to retail customers such as food, drug and mass merchandisers.

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

Advertising costs: Advertising costs are comprised of print and electronic media placements that are expensed as incurred. The Company recognized advertising costs of $0.2 million during the three months ended March 31, 2017. There were no advertising costs during the three months ended March 31, 2016.

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

Under new guidance for accounting for share-based payments, the Company has elected to continue estimating forfeitures at the time of grant and, if necessary, revise the estimate in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest. The adoption of this standard in 2017 did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

Beginning in July 2016, the Company began recording stock compensation expense in the same income statement line as the cash compensation of the employee with the option in accordance with Staff Accounting Bulletin (“SAB”) Topic 14 due to the increased number and amount of options and option compensation. The Company has reclassified all prior quarters’ amounts out of general and administrative expense to the appropriate income statement line in accordance with this approach.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination.  As of March 31, 2017 and December 31, 2016, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOL’s) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.  At March 31, 2017 and December 31, 2016, based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. In evaluating the objective evidence that historical results provide, we considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, management has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Recent accounting pronouncements: In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was designed to reduce the diversity in practice of how the eight specified items are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company believes the amendments will not have a significant effect on its ongoing financial reporting as the Company has classified its debt prepayment and debt extinguishment costs in the Consolidated Statements of Cash Flows in accordance with the amendments.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance replaces transaction-and industry-specific revenue recognition guidance under current U.S. GAAP with a principles-based approach for determining revenue recognition. The new guidance requires an entity to recognize the amount of revenue based on the value of transferred goods or services to customers. There are also additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard becomes effective for the Company beginning in the first quarter of 2018. Earlier application is permitted in 2017. In March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has limited sales history for its branded product that may not allow for reliable estimates of expected returns of the product at the time of shipment to wholesalers. The Company is assessing other market data and the impact of this new standard on its financial statements and has not yet selected a transition method.

From time to time, additional new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Note 3. Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities, which include warrants and outstanding stock options under the stock option plan, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following potentially dilutive securities outstanding as of March 31, 2017 and 2016 were excluded from consideration in the computation of diluted net loss per share of common stock for the three months ended March 31, 2017 and 2016, respectively, because including them would have been anti-dilutive:

	March 31,
	2017	2016
	(unaudited)
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Common Stock Warrants	—	31,068
Stock options	2,106,650	1,375,418

Note 4. Fair value of financial instruments

The Company records financial assets and liabilities at fair value. The carrying amounts of certain financial assets and liabilities including cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and deferred revenue, approximated their fair value due to their short maturities. The remaining financial instruments were reported on the Company’s condensed consolidated balance sheets at amounts that approximate current fair values based on market based assumptions and inputs.

As a basis for categorizing inputs, the Company uses a three tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions as follows:

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(unaudited)
	(in thousands)

Cash and cash equivalents	$35,250	$8,411	$—	$43,661
Short-term investments	—	10,571	—	10,571
Earnout liability	—	—	232	232
	$35,250	$18,982	$232	$54,464

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash-and cash equivalents	$17,917	$6,435	$—	$24,352
Short-term investments	—	15,430	—	15,430
Earnout liability	—	—	232	232
	$17,917	$21,865	$232	$40,014

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with a maturity of 90 days or less at March 31, 2017 and December 31, 2016. Asset values were considered to approximate fair value due to their short-term nature.

The Company’s Level 2 assets included commercial paper and corporate bonds with maturities of less than one year that are not actively traded which were classified as available for sale securities. The estimated fair values of these securities were determined by third parties using valuation techniques that incorporate standard observable inputs and assumptions such as quoted prices for similar assets, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

The Company’s Level 3 liability included the fair value of the earnout liability at March 31, 2017 and December 31, 2016. The fair value of the earnout liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions provided by management at December 31, 2016. There were no significant changes in the pricing assumptions during the three months ended March 31, 2017.

The Company’s cash and cash equivalents and short-term investments had quoted prices at March 31, 2017 as shown below:

	March 31, 2017
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(unaudited)
	(in thousands)

Bank deposits and money market funds	$35,250	$—	$35,250

Financial and corporate debt securities	18,985	(3)	18,982

	$54,235	$(3)	$54,232

	December 31, 2016
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$17,917	$—	$17,917

Financial and corporate debt securities	21,866	(1)	21,865

	$39,783	$(1)	$39,782

Note 5. Inventories

Inventories at the indicated dates consist of the following:

	March 31,	December 31,
	2017	2016
	(unaudited)
	(in thousands)
Raw materials	$1,682	$1,672
Work in progress	2,261	2,546
Finished goods	1,974	2,060
Deferred cost of goods sold	348	225

Inventory at cost	6,265	6,503
Inventory reserve	(673)	(736)

	$5,592	$5,767

The deferred cost of goods sold relates to Adzenys XR-ODT and will be recognized when the associated revenue is recognized.

Note 6. Sale-leaseback transaction

The Company accounts for the sale and leaseback transactions discussed below as capital leases. Accordingly, the leased assets are recorded in property and equipment and the capitalized lease obligations are included in long-term liabilities at the present value of the future lease payments in accordance with the terms of the lease (see Note 7 for further details). Lease payments are applied using the effective interest rate inherent in the leases. Depreciation of the property and equipment is included within depreciation and amortization in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

In 2012, the Company negotiated financing arrangements with a related party which provided for the sale-leaseback of up to $6.5 million of the Company’s property and equipment with a bargain purchase option at the end of the respective lease. These financing arrangements were executed in five separate tranches that occurred in February, July and November 2013, and March 2014. In the aggregate, the Company sold groups of assets for $795,000 and $5.5 million, which resulted in a net gains of approximately $116,000 and $2.7 million, in the years ended December 31, 2014 and 2013, respectively, and executed capital leases for these assets with repurchase options at the end of each respective lease term. Gains on the transactions are recognized on a straight-line basis over each respective 42-month lease term. The two February 2013 leases for a total of $3.5 million of assets expired in July 2016 and the related $2.6 million gain was fully amortized at that time and the $385,000 lease buy-out option liability was fully satisfied. The July 2013 lease for a total of $1.0 million of assets expired in December 2016 and the related $0.1 million loss had been recorded at inception of the lease and the $100,000 lease buy-out option liability was fully satisfied.

In February 2017, the Company entered into an agreement with a related party for the sale-leaseback of newly acquired assets of up to $5.0 million to finance its capital expenditures. Each lease under this master agreement will be for an initial term of 36 months and will have an option to purchase the equipment at the end of the respective lease that management considers to be a bargain purchase option. For the first lease under the agreement, the Company sold assets with a total capitalized cost of $481,000 at an effective interest rate of 14.3%. This sale resulted in a net gain of $14,000 which is deferred and being amortized over 36 months.

For the three months ended March 31, 2017 and 2016, approximately $20,000, and $208,000, respectively, of the net gain on sale-leasebacks was recognized in other income on the condensed consolidated statements of operations.

Note 7. Long-term debt

Long-term debt at the indicated dates consists of the following:

	March 31,	December 31,
	2017	2016
	(unaudited)
	(in thousands)
Deerfield senior secured credit facility, net of discount of $1,320	$65,243	$63,075
Capital leases, maturing through January 2020	763	445

	66,006	63,520
Less current portion	(6,996)	(4,921)

Long-term debt	$59,010	$58,599

Senior secured credit facility: On May 11, 2016, the Company entered into a $60.0 million senior secured credit facility (“Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) (“Deerfield”), as lenders.  On February 8, 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which includes 750,000 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price on February 17, 2017 (see Note 8). Deerfield, our senior lender, participated in the purchase of our common shares as part of this public offering, and as a result, is now classified as a related party.

Principal on the new facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. The Company has an option, which it has exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017. In connection with the Facility, the Company paid a $1,350,000 yield enhancement fee to Deerfield,  approximately $173,000 of legal costs to the Company’s attorneys and $58,000 of legal costs on behalf of Deerfield’s attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method. Borrowings under the Facility are collateralized by substantially all of the Company’s assets, except the Company’s assets under capital lease, and the Company will maintain cash on deposit of not less than $5.0 million. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the senior Loan and Security Agreement (“LSA”), the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% related party amended and restated subordinated note (the “Note”) that was issued by the Company to Essex Capital Corporation (“Essex”), which were otherwise payable in 2016 and 2017.

The Facility, also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of March 31, 2017, the Company was in compliance with the covenants under the Facility.

Debt discount amortization for the Facility was calculated using the effective interest rate, charged to interest expense and totaled $81,000 for the three months ended March 31, 2017.

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

In connection with the LSA, the Company issued the Hercules Warrants which consisted of 60,000 Series C warrants in March 2014 and 110,000 Series C warrants in September 2014 at the then current price of $5.00 per share. The Hercules Warrants became warrants with a term of five years for the purchase of 70,833 shares of common stock at a price of $12.00 per share upon the closing of the Company’s IPO and were therefore reclassified from warrant liability to Additional Paid in Capital within Stockholders’ Equity at July 22, 2015.

LSA end of term charge amortization totaled $83,000 for the three months ended March 31, 2016.  LSA debt discount amortization charged to interest expense totaled $71,000 for the three months ended March 31, 2016.

10% subordinated related party note:  The Company had a Note in the aggregate principal amount of $5.9 million that was issued by the Company to Essex which was to mature in March 2017.  Interest was to be accrued and added to the principal balance until such time as the Company achieved positive EBITDA for three consecutive months.  On May 11, 2016, the Company prepaid the $5.9 million outstanding aggregate principal and $1.3 million in accrued and unpaid interest. At March 31, 2016, the aggregate principal amount of the Note was $5.9 million and $1.2 million in interest had been accrued through March 31, 2016.

Capital lease obligations to related party:  As described in Notes 6 and 13, during the three months ended March 31, 2017 and the years ended December 31, 2014 and 2013, the Company entered into agreements with a related party for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $481,000, $795,000 and $5.5 million, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.3%, 14.5% and 14.5%, respectively, and interest expense on these leases was $19,000 for the three months ended March 31, 2017 and $78,000 for the three months ended March 31, 2016.

Future principal payments of long-term debt including capital leases are as follows:

Period ending:	March 31,
(unaudited)
(in thousands)

2018	$6,996
2019	145
2020	15,185
2021	15,000
2022	15,000
Thereafter	15,000

Future principal payments	$67,326

Less unamortized debt discount	(1,320)
Less current portion of long-term debt	(6,996)

Total long-term debt	$59,010

Note 8. Common stock

On February 8, 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which included 750,000 shares of its common stock resulting from the underwriters’ exercise of their over-allotment option on February 17, 2017. Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of this public offering, and as a result, is now classified as a related party. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $26.7 million. The shares of common stock were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by us on August 1, 2016, and declared effective by the Securities and Exchange Commission (“SEC”), on August 12, 2016. This shelf registration statement covers the offering, issuance and sale by the Company of up to an aggregate of $125.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”).  The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $40.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “Sales Agreement”). During the three-month period ended March 31, 2017, the Company sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million and paying total compensation to the sales agent of approximately $0.1 million. As of March 31, 2017, $92.5 million of our common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $36.2 million of common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

Note 9. Stock Based Compensation

In July 2015, the Company adopted the Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan (“2015 Plan”) which became effective immediately prior to the closing of the IPO and initially had 767,330 shares of common stock reserved for issuance. On January 1, 2016 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2015 Plan shall be cumulatively increased by five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2015 Plan. Accordingly, on January 1, 2017 and 2016, the Company added 803,049 shares and 800,797 shares, respectively, to the option pool. The 2015 Plan superseded the Neos Therapeutics, Inc. 2009 Equity Plan (“2009 Plan”), originally adopted in November 2009 and which had 1,375,037 shares reserved and available for issuance. Effective upon closing of the IPO, the Company’s board of directors determined not to grant any further awards under the 2009 Plan.

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

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over a four-year period. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2016, 7,500 shares related to forfeited 2009 Plan options and 18,906 shares related to the surrender of restricted stock were added to the shares available under the 2015 Plan. During the three months ended March 31, 2017, 694 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of March 31, 2017, 1,014,342 shares of common stock remain available for grant under the 2015 Plan.

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

There were no options granted during the three months ended March 31, 2017.

The Company has reported share-based compensation expense for stock options granted to employees for the three months ended March 31, 2017 and 2016, respectively, in its condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2017	2016
	(unaudited) (in thousands)

Cost of goods sold	$84	$69
Research and development	79	50
Selling and marketing	197	140
General and administrative	603	341

	$963	$600

At March 31, 2017, there was $7.9 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.5 years.  During the three months ended March 31, 2017, there were no exercises of outstanding stock options.

A summary of outstanding and exercisable options as of March 31, 2017 and December 31, 2016 and the activity from December 31, 2016 through March 31, 2017, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2016	2,107,344	$12.17	$1,128

Exercisable at December 31, 2016	595,424	$9.72	$881

Granted	—	$—
Exercised	—	—
Expired, forfeited or cancelled	(694)	7.49

Outstanding at March 31, 2017	2,106,650	$12.17	$1,552

Exercisable at March 31, 2017	673,664	$9.77	$1,199

The weighted-average remaining contractual life of options outstanding and exercisable on March 31, 2017 was 8.2 and 7.5 years, respectively. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2016 was 8.5 and 7.6 years, respectively. The option exercise price for all options granted in the year ended December 31, 2016 ranged from $8.84 to $10.96 per share.

Restricted stock:  Under the 2009 Plan, the Company granted restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months.

The Company did not issue any shares of restricted stock for the three months ended March 31, 2017, or for the year ended December 31, 2016. Restricted stock compensation cost of $22,000 and $23,000 for the three months ended March 31, 2017 and 2016, respectively, has been charged to general and administrative expenses.  At March 31, 2017, there was $49,000 of unrecognized compensation cost related to restricted stock, which is expected to be recognized over 6.5 months. No vested restricted stock awards were settled during the three months ended March 31, 2017.

The Company had 35,513 shares of unvested restricted stock with a weighted average fair value of $2.55 as of March 31, 2017 and December 31, 2016.  For the three months ended March 31, 2017, there were no shares of restricted stock granted, vested or forfeited.

Note 10. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value On October 17, 2016 and October 16, 2015, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 18,906 shares.

Note 11. Commitments and contingencies

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

Operating lease:  The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations, which commenced on May 1, 2016. The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1.2 million at March 31, 2017 and December 31, 2016. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $59,000 and $57,000 for the three months ended March 31, 2017 and 2016, respectively. Rent expense, excluding the share of operating expenses, for the three months ended March 31, 2017 and 2016 was $252,000 and $253,000, respectively.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”).  The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee.  The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $327,000 and $252,000 of bonus expense for the three months ended March 31, 2017 and 2016, respectively.

Note 12. License agreements

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

On January 26, 2017, the Company sent a letter to Shire, notifying Shire that the Company has made a Paragraph IV certification to the FDA that in the Company’s opinion and to the best of its knowledge, the patents owned by Shire that purportedly cover our NT-0201 product candidate are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of NT-0201. On March 6, 2017, the Company entered into a license agreement with Shire, pursuant to which Shire granted the Company a non-exclusive license to certain patents owned by Shire for certain activities with respect to the Company’s New Drug Application  No. 204325 for NT-0201. Under the terms of the agreement, the Company must pay a lump sum, non-refundable license fee of an amount less than $1.0 million due no later than thirty days after receiving regulatory approval by the FDA of the Company’s NDA for NT-0201. The Company will also pay a single digit royalty on net sales of the NT-0201 during the life of the relevant Shire patents. Additionally, the license agreement contains a covenant from Shire not to file a patent infringement suit against the Company alleging that NT-0201 infringes the Shire patents.

Upon payment, such license fees are capitalized as an intangible asset and are amortized over the life of the longest associated patent. The royalties are recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

Note 13. Related party transactions

As described in Note 6, in February 2017, the Company entered into an agreement with a related party for the sale-leaseback of newly acquired assets of up to $5.0 million to finance the Company’s capital expenditures. Each lease under this master agreement will be for an initial term of 36 months and will have an option to purchase the equipment at the end of the respective lease that management considers to be bargain purchase option. For the first lease under the agreement, the Company sold assets with a total capitalized cost of $481,000 at an effective interest rate of 14.3%. This sale resulted in a net gain of $14,000 which is being amortized over 36 months. Also, in 2012, the Company negotiated financing arrangements with the same related party that provided for the sale-leaseback of up to $6.5 million of the Company’s property and equipment. From the 2012 financing arrangements, the Company has a lease obligation remaining of $307,000 and $445,000 at March 31, 2017 and December 31, 2016, respectively. The total lease obligation under all related party financing arrangements was $763,000 and $445,000 at March 31, 2017 and December 31, 2016, respectively.

On February 8, 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which includes 750,000 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price on February 17, 2017 (see Note 8). Deerfield, our senior lender, participated in the purchase of our common shares as part of this public offering, and as a result, is now classified as a related party. The Company is obligated under a $60.0 million senior secured credit Facility that was issued by the Company to Deerfield (see Note 7).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements for the years ended December 31, 2016 and 2015 and notes thereto included in our Annual Report on Form 10-K as filed with the SEC on March 15, 2017. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT and our two product candidates for the treatment of attention deficit hyperactivity disorder (“ADHD”). Our product and product candidates are extended-release (“XR”), medications in patient-friendly, orally disintegrating tablets (“ODT”) or liquid suspension dosage forms. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration (“FDA”), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product on May 16, 2016.

On November 10, 2015, we announced that we received a Complete Response Letter from the FDA in its review of our New Drug Application, or NDA, for Cotempla XR-ODT, which required us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. Cotempla XR-ODT is the provisionally accepted trade name of our methylphenidate XR-ODT. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. On December 20, 2016, we announced that we had resubmitted an NDA for Cotempla XR-ODT and for which we have a Prescription Drug User Fee Act, or PDUFA, goal date of June 19, 2017.

In addition, on November 17, 2016, we announced that we had submitted an NDA for NT-0201, our amphetamine XR liquid suspension for which we have a PDUFA goal date of September 15, 2017. Pending FDA approval, we plan to launch Cotempla XR-ODT  in the fall of 2017 and NT-0201 in January 2018.

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

Since our reorganization in 2009, we have devoted substantially all of our resources to funding our manufacturing operations and to our commercial products and product candidates which consist of implementation of our commercialization strategies, research and development activities, clinical trials for our product candidates, the general and administrative support of these operations and intellectual property protection and maintenance. Prior to our initial public offering of our common stock in July 2015, we funded our operations principally through private placements of our common stock, redeemable convertible preferred stock, bank and other lender financings and through payments received under collaborative arrangements.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $17.1 million and $83.3 million the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, we had an accumulated deficit of approximately $217.2 million and $200.1 million, respectively. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

•                  continue to enforce our intellectual property rights; and

•                  operate as a public company.

FINANCIAL OPERATIONS OVERVIEW

Revenue

During 2015 and 2016, our revenue was generated primarily from product sales of our generic Tussionex recorded on a net sales basis. Sales of our generic Tussionex are seasonal and correlate with the cough and cold season. We launched commercialization of Adzenys XR-ODT on May 16, 2016. We sell our products to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of our acquisition of all of the rights to commercialize and derive future profits from the Tussionex ANDA, and the commercial launch of Adzenys XR-ODT, we expect our future revenue to increase from historical levels.

We expect the number of prescriptions filled for Adzenys XR-ODT to continue to increase in 2017 and in subsequent years. Data from IMS shows 32,296 prescriptions for the three months ended March 31, 2017. From the launch in May 2016 through December 31, 2016, data from IMS showed 30,339 prescriptions.

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

Prior to the launch of Adzenys XR-ODT, the largest component of our total operating expenses has been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

		Three Months Ended March 31
		2017	2016
		(unaudited)
		(in thousands)
NT-0102	Cotempla XR-ODT	$10	$256
NT-0201	Amphetamine Liquid	22	75
NT-0202	Adzenys XR-ODT	94	107
Other Research and Development Activities (1)		1,598	1,539
		$1,724	$1,977

(1) Includes unallocated product development cost, salaries and wages, occupancy and depreciation and amortization.

During the third quarter of 2016, we reclassified our regulatory fees out of research and development expense and into cost of sales commensurate with the commercial launch of Adzenys XR-ODT. We have reclassified all such applicable regulatory fees for prior quarters and prior years out of research and development expense and into cost of goods sold in accordance with this approach.

We expect that our research and development expenses will fluctuate over time as we seek regulatory approval of our two ADHD product candidates and explore new product candidates, but will decrease as a percentage of revenue if Adzenys XR-ODT is commercially successful or if any of our product candidates are approved and commercially successful. We expect to fund our research and development expenses from our current cash and cash equivalents, a portion of the net proceeds from our public offerings of common stock and debt financing and revenues, if any, from Adzenys XR-ODT and, if approved, our product candidates.

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

On October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which required us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. On December 20, 2016, we announced that we had resubmitted an NDA for Cotempla XR-ODT and for which we have received a PDUFA goal date of June 19, 2017, and on November 17, 2016, we announced that we had submitted an NDA for NT-0201, our amphetamine XR liquid suspension, for which we have a PDUFA goal date of September 15, 2017. Any further actions required by the FDA may result in further research and development expenses. For additional information regarding the FDA review process, including the Prescription Drug User Fee Act, see “Government Regulation—NDA and FDA review process” in our Annual Report on Form 10-K as filed with the SEC on March 15, 2017.

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

We believe that our selling and marketing expenses may continue at these levels with the continuing commercialization of Adzenys XR-ODT in the United States and, if approved, the commercial launch of our product candidates.

General and administrative

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, for our employees in executive, finance, information technology and human resources functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses or cost of goods sold, and professional fees for business development, accounting, tax and legal services. Beginning in July 2016, we began recording stock compensation expense in the same income statement line as the cash compensation of the employee with the associated stock option in accordance with SAB Topic 14 due to the increased number and amount of stock options and option compensation. We have reclassified all prior quarters’ and prior years’ amounts that relate to personnel not classified as general and administrative employees out of general and administrative expense to the appropriate income statement line in accordance with this approach.

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

Interest expense, net

On May 11, 2016, we entered into a $60.0 million senior secured credit facility (“Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) (“Deerfield”) as lenders.  Deerfield participated in the purchase of our common shares as part of our February 2017 public offering, and as a result, is now classified as a related party. Approximately $33.0 million of the Facility proceeds were used to prepay the existing senior Loan and Security Agreement (“LSA”) with Hercules Technology III, L.P. (“Hercules”) and the 10% related party subordinated debt (the “Note”) that was otherwise payable in 2016 and 2017.

Interest expense to date has consisted primarily of interest expense on senior debt, including the amortization of debt discounts, the Note and the capitalized leases from a related party resulting from the sale-leaseback transactions of our existing and newly-acquired property and equipment. We amortize debt issuance costs over the life of the notes which are reported as interest expense in our consolidated statements of operations.

Other income (expense), net

Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. The first sale-leaseback financings occurred in five separate transactions in 2013 and 2014, each with a 42-month lease term. The gains on the transactions are being recognized on a straight-line basis over the respective 42-month lease term. In February 2017, we entered into an additional agreement for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. For the first lease under the agreement, we sold assets with a total capitalized cost of $481,000 resulting in a net gain of $14,000 which is being amortized over the 36-month lease term.  (See Note 6 to the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details). Other income and expense also includes interest earned, accretion and gains on our cash and cash equivalents and short-term investments and changes resulting from the remeasurement of the fair value of our earnout liability. The primary objective of our investment policy is liquidity and capital preservation.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues

The following table summarizes our revenues for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Product	$5,627	$2,583	$3,044	117.8%

Total product revenues were $5.6 million for the three months ended March 31, 2017, an increase of $3.0 million or 117.8% from the $2.6 million for the three months ended March 31, 2016. The increase was primarily due to $3.1 million of net sales for dispensed patient prescriptions of our Adzenys XR-ODT, which was launched May 16, 2016. Net sales of $2.5 million of our generic Tussionex remained approximately the same as last year.

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

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Cost of goods sold	$4,615	$2,756	$1,859	67.5%

The total cost of goods sold was $4.6 million for the three months ended March 31, 2017, an increase of $1.9 million or 67.5%, from the $2.7 million for the three months ended March 31, 2016. This increase was primarily due to a $0.9 million increase in product costs mainly due to sales of Adzenys XR-ODT in 2017 which launched on May 16, 2016, a $0.6 million increase in production, engineering and quality control salary and benefit costs for the additional personnel associated with the Adzenys XR-ODT production, a $0.3 million increase in other cost of goods sold, principally due to a $0.2 million increase resulting from increased inventory reserves and a $0.1 million increase in shipping costs as a result of the increased production, and $0.2 million of royalties accrued on the net sales of Adzenys XR-ODT in 2017 (see Note 12), partially offset by a $0.1 million decrease in depreciation due to capitalized depreciation costs associated with the Adzenys XR-ODT inventory build.

Research and development expenses

The following table summarizes our research and development expenses for three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Research and development expenses	$1,724	$1,977	$(253)	(12.8)%

Research and development expenses were $1.7 million for the three months ended March 31, 2017, a decrease of approximately $0.3 million or 12.8%, from the $2.0 million for the three months ended March 31, 2016. This decrease was primarily due to a $0.2 million decrease in research and development lab supplies and materials, a $0.1 million decrease in facility costs and a $0.1 million decrease in depreciation expense as certain capital lease assets became fully depreciated in July 2016, partially offset by a $0.1 million increase in legal fees associated with our patents.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Selling and marketing	$10,706	$6,424	$4,282	66.7%

The total selling and marketing expenses were $10.7 million for the three months ended March 31, 2017, an increase of $4.3 million or 66.7%, from the approximately $6.4 million for the three months ended March 31, 2016. Commercial sales organization salesforce and sales support costs to commercialize Adzenys XR-ODT comprised $3.8 million of the increased expense as this salesforce and related support were in place for the full three months of 2017, whereas we were building our salesforce during the three months ended March 31, 2016 in anticipation of the May 2016 launch of Adzenys XR-ODT. Salary and compensation expense increased $0.4 million reflecting the build out of our sales and marketing management during 2016 to support the launch of Adzenys XR-ODT. Selling and marketing professional services in support of Adzenys XR-ODT, exclusive of commercial sales organization costs, increased by $0.1 million.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
General and administrative	$3,539	$3,291	$248	7.5%

The total general and administrative expenses were $3.5 million for the three months ended March 31, 2017, an increase of approximately $0.2 million or 7.5%, from the $3.3 million for the three months ended March 31, 2016.  This increase was primarily due to a $0.3 million increase in salary and compensation expense principally due an increase in compensation related to share-based payments. Legal service costs of $0.5 million were incurred in 2017, primarily for patent defense costs, which were offset by the $0.5 million of legal costs incurred in 2016, principally for the costs of corporate financings.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(unaudited)
		(in thousands)
Interest expense	$2,211	$1,012	$1,199	118.5%

The total interest expense was $2.2 million for the three months ended March 31, 2017, an increase of $1.2 million or 118.5%, from the $1.0 million for the three months ended March 31, 2016. Interest on the senior debt was $1.4 million higher due to the increased amount of debt in 2017, partially offset by the $0.2 million decrease in interest on the Note which was repaid in May 2016.

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(in thousands)
Other income, net	$78	$263	$(185)	(70.3)%

Other income, net was $0.1 million for the three months ended March 31, 2017, a decrease of $0.2 million or 70.3%, from the $0.3 million of net income for the three months ended March 31, 2016. This decrease was primarily due to a $0.2 million decrease in the amortization of the gain on the sale-leasebacks due to the expiration in July 2016 of the two February 2013 leases for $3.5 million of assets.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

Since our reorganization in 2009 until our initial public offering (“IPO”), we financed our operations primarily through private placements of common stock and redeemable convertible preferred stock and bank and other lender financing.  On July 28, 2015, we closed our IPO whereby we sold 5,520,000 shares of our common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the IPO price on July 23, 2015. We received aggregate net proceeds of $75.0 million from the offering, after deducting underwriting discounts and commissions of $5.8 million and offering expenses of approximately $2.0 million. The securities described above were offered by us pursuant to a registration statement on Form S-1 declared effective by the SEC on July 22, 2015.

On May 11, 2016, we entered into a $60 million senior secured credit Facility with Deerfield as lender. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% Note, which were otherwise payable in 2016 and 2017. Principal on the new Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option, which we have exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017.  Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million. In connection with the Facility, we paid a $1,350,000 yield enhancement fee to Deerfield and approximately $0.2 million of legal fees.

In February 2017, we entered into an agreement with a related party for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Each lease under this master agreement will be for an initial term of 36 months and will have a bargain purchase option at the end of the respective lease. For the first lease under the agreement, we sold assets with a total capitalized cost of $481,000 at an effective interest rate of 14.3%.

On February 8, 2017, we closed an underwritten public offering of 5,750,000 shares of our common stock at a public offering price of $5.00 per share, which includes 750,000 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price on February 17, 2017. Deerfield, our senior lender, participated in the purchase of our common shares as part of this public offering, and as a result, is now classified as a related party. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us were approximately $26.7 million. The shares of common stock were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by us on August 1, 2016 and declared effective by the Securities and Exchange Commission, or the SEC, on August 12, 2016. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”).  We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “Sales Agreement”). During the three-month period ended March 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million after paying compensation to the sales agent of $0.1 million.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of March 31, 2017, we had $43.7 million in cash and cash equivalents and $10.6 million in short-term investments. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months after filing this Quarterly Report on Form 10-Q.

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

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Net cash used in operating activities	$(15,939)	$(12,972)	$(2,967)
Net cash provided by (used in) investing activities	4,665	(34,948)	39,613
Net cash provided by (used in) financing activities	30,583	(451)	31,034

Net increase (decrease) in cash and cash equivalents	$19,309	$(48,371)	$67,680

Cash used in operating activities

Net cash used in operating activities during these periods primarily reflected our net losses and changes in working capital, partially offset by non-cash charges including deferred interest on debt, share-based compensation expense, depreciation expense, amortization of intangible assets net of amortized gain on sale of equipment and amortization of senior debt fees.

Net cash used in operating activities was $15.9 million and $13.0 million for the three months ended March 31, 2017 and 2016, respectively. The $2.9 million increase in net cash used from operating activities was due to the $4.5 million increase in our net losses, as discussed above, and a $0.6 million decrease in the provision of cash from working capital changes, partially offset by a $2.2 million increase in noncash items.

The increased cash usage from working capital changes resulted primarily from the following increased cash usages: $3.0 million for accounts receivable due to sales of Adzenys XR-ODT in 2017 and $2.3 million for accounts payable and accrued expenses due to the timing of vendor invoicing and payments. This increase in cash usages was partially offset by the following increased provisions of cash:  $2.5 million from other current assets as prior year advance deposits on packaging equipment, prelaunch training meetings and the bioequivalence clinical trial for Cotempla XR-ODT exceeded the current year prepayments and deferred wholesaler and distributor fees, $1.3 million increase from the increase in Adzenys XR-ODT deferred revenue. $0.6 million for the deferred commercial sales organization costs as the ongoing operations contract commenced in March 2016 and $0.2 million from increased inventories in anticipation of forecasted increased sales.

The increase in noncash items was principally due to a $1.9 million increase in deferred interest on debt and a $0.4 million increase in share-based compensation expense.

Cash (used in) provided by investing activities

Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash provided by investing activities was $4.7 million for the three months ended March 31, 2017 primarily due to the $13.4 million of sales and maturities of short-term investments, partially offset by the $8.5 million purchase of short-term investments and $0.2 million of capital expenditures principally for production equipment. Net cash used by investing activities was $34.9 million for the three months ended March 31, 2016 primarily due to the $33.7 million net purchase of short term investments, $0.7 million of capital expenditures for production equipment and a new ERP system and $0.5 million for fees related to a license associated with the commercialization of Adzenys XR-ODT.

Cash provided by financing activities

Net cash provided by financing activities of $30.6 million in the three months ended March 31, 2017 included $30.3 million of proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs, $0.5 million from the initial sale-leaseback under the $5.0 million capital lease line, partially offset by $0.2 million of principal payments under the sales-leasebacks. Net cash used in financing activities of $0.5 million in the three months ended March 31, 2016 resulted from principal payments under the sales-leasebacks.

Credit facilities

On May 11, 2016, we entered into a $60 million senior secured credit Facility with Deerfield. Approximately $33 million of the proceeds was used to repay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% amended and restated subordinated Note that was issued by us to Essex which was to mature in March 2017, which were otherwise payable in 2016 and 2017. Principal on the new Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We have an option, which we have exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal until they are paid on June 1, 2017.  Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million.  In connection with the Facility, we paid a $1,350,000 yield enhancement fee to Deerfield and approximately $0.2 million in legal fees.

The Facility, also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of March 31, 2017, we were in compliance with the covenants under the Facility.

In March 2014, we entered into the LSA with Hercules, which was subsequently amended in August 2014, September 2014, December 2014 and June 2015. As amended, the LSA provided a total commitment of $25.0 million, available in four draws. Borrowings under the LSA were collateralized by substantially all of our assets, except our intellectual property and assets under capital lease. The first draw of $10.0 million, (“Tranche 1”), was issued during March 2014 and was used in its entirety to repay outstanding principal under a previous credit facility. The second draw of $5.0 million, (“Tranche 2”), was issued during September 2014.  The third draw (“Tranche 3”) in the amount of $5.0 million was issued in March 2015.  In June 2015, the fourth and final draw of $5.0 million, (“Tranche 4”), was issued prior to meeting the Tranche 4 milestones, which were met in July 2015.

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

We had a Note in the aggregate principal amount of $5.9 million that was issued by us to Essex which was to mature in March 2017.  Interest was to be accrued and added to the principal balance until such time as we achieved positive EBITDA for three consecutive months.  At March 31, 2016, the aggregate principal amount of the Note was $5.9 million and $1.2 million in interest had been accrued through March 31, 2016. The $5.9 million Note and the related $1.3 million of accrued interest were repaid on May 11, 2016 with proceeds from the Facility as mentioned above.

During the three months ended March 31, 2017 and the years ended December 31, 2014 and 2013, we entered into agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $481,000, $795,000 and $5.5 million, respectively, with bargain purchase options at the end of each respective lease, all of which are classified as capital leases. The two February 2013 leases for a total of $3.5 million of assets expired in July 2016, the July 2013 lease for a total of $1.0 million of assets expired in December 2016 and all lease buy-out liabilities were satisfied. The approximate imputed interest rate on these leases is 14.3%, 14.5% and 14.5%, respectively. See “-Contractual Commitments and Obligations” below for future payments under these leases.

Capital resources and funding requirements

On August 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units.  We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2016. On February 8, 2017, pursuant to the Shelf, we closed an underwritten public offering of 5,750,000 shares of our common stock at a public offering price of $5.00 per share, which includes 750,000 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price on February 17, 2017. During the three-month period ended March 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share.  As of March 31, 2017, $92.5 million of our common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $36.2 million of common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

While our significant accounting policies are described in more detail in Note 2 to the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost (first in, first out) or market in 2016 and, effective January 1, 2017, inventory is now required to be measured at the lower of cost (first in, first out) or net realizable value.  The change to stating inventories at the lower of cost or net realizable value in 2017 was adopted prospectively and did not have a significant effect on our ongoing financial reporting as valuing inventory at the lower of cost or net realizable value approximated the prior policy of valuing inventory at the lower of cost or market. Inventories have been reduced by an allowance for excess and obsolete inventories. Cost elements include material, labor and manufacturing overhead. Inventories consist of raw materials, work in process, finished goods and deferred cost of goods sold. The cost of sales associated with the deferred product revenues are recorded as deferred costs of goods sold that are released from inventory into cost of goods sold as the deferred revenue is recognized into revenue.

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

Under new guidance for accounting for share-based payments, the Company has elected to continue estimating forfeitures at the time of grant and, if necessary, revise the estimate in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest. The adoption of this standard in 2017 did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

We calculated the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. As a formerly private company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for stock option awards was based on the historical volatility of a representative peer group of comparable companies’ selected using publicly available industry and market capitalization data. The risk-free rate was based on the U.S. Treasury yield curve in effect commensurate with the expected life assumption. The average expected life of stock options was determined according to the “simplified method” as described in SAB Topic 110, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from five-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. We estimate the fair value of all stock option awards on the grant date by applying the Black-Scholes option pricing valuation model. Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair value of our common stock at the time of each option grant primarily based upon valuations performed by a third party valuation firm. After the closing of our IPO, our board of directors has determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following tables reflect summaries of our estimates of future material contractual obligations as of March 31, 2017. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter
	(unaudited)
	(In thousands)
Deerfield senior secured facility	95,901	14,658	29,186	36,674	15,383
Capital leases for equipment	886	503	383	—	—
Earnout liability	232	—	—	—	232
Texas facility operating lease	7,854	955	1,923	2,023	2,953
Pennsylvania office space lease	620	147	304	169	—
	$105,493	$16,263	$31,796	$38,866	$18,568

We had borrowed all $60.0 million under the Deerfield Facility as of March 31, 2017. The payments above are inclusive of related interest amounts as of March 31, 2017.

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

On March 6, 2017, after our NDA submission for NT-0201 requiring a Paragraph IV certification notification to the producer of Adderall XR, Shire Pharmaceuticals, in accordance with the Hatch-Waxman Act, we entered into a license agreement with Shire. Pursuant to this agreement, Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to our NDA No. 204325 for NT-0201. Under the terms of the agreement, we must pay a lump sum, non-refundable license fee of an amount less than $1.0 million due no later than thirty days after receiving regulatory approval by the FDA of our NDA for NT-0201. We will also pay a single digit royalty on net sales of the NT-0201 during the life of the relevant Shire patents.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of March 31, 2017, we had cash and cash equivalents of $43.7 million and short-term investments of $10.6 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents and short-term investments portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

We have only recently completed building an organization for the sale, marketing and distribution of Adzenys XR-ODT, and there is no guarantee that we will be successful in the commercialization of Adzenys XR-ODT, which we only launched in May 2016. We currently have a limited sales history for Adzenys XR-ODT. Additionally, we may need to build additional sales, marketing and distribution capabilities for Cotempla XR-ODT and NT-0201, if they are approved. We must finish building these capabilities for Cotempla XR-ODT and NT-0201, and/or enter into a marketing collaboration with a third party, in order to commercialize Cotempla XR-ODT and NT-0201, if approved. Although we have established a focused, specialty sales and marketing organization of approximately 125 representatives to promote our approved products in the United States, these commercialization capabilities for Adzenys XR-ODT have only been recently established. Establishing and developing our sales force in the United States to market Adzenys XR-ODT was expensive and time-consuming and, if additional such resources are needed for Cotempla XR-ODT and NT-0201, doing so for Cotempla XR-ODT and NT-0201 could similarly be expensive and time consuming and could delay the launch of those products, if approved. We cannot be certain that we will reap the benefits of our commercialization efforts of Adzenys XR-ODT compared to its cost, and there is no guarantee that we will be able to successfully develop this capacity for Cotempla XR-ODT and NT-0201, and even if we do, the cost of establishing and maintaining such an organization may exceed the benefit of doing so. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex, and, before launching the commercialization of Adzenys XR-ODT, we had no prior experience in marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals and in the appropriate numbers, generate sufficient sales leads, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

To date, we have expended significant time, resources, and effort on the development of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, and a substantial majority of our resources are now focused on the commercialization in the United States of Adzenys XR-ODT, which commenced on May 16, 2016, and, if approved, the commercial launches of Cotempla XR-ODT in the second half of 2017 and NT-0201 in January 2018. Accordingly, our ability to generate significant product revenue will depend almost entirely on our ability to successfully commercialize Adzenys XR-ODT and to obtain final marketing approval for and successfully commercialize Cotempla XR-ODT and NT-0201. We may not sell Cotempla XR-ODT or NT-0201 in the United States until the FDA grants final marketing approval and, therefore, our planned commercial launch of Cotempla XR-ODT and NT-0201 in the United States could experience unanticipated delays or problems and may be prohibited altogether.

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

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Shire under the brand name Adderall XR and Tris Pharmaceuticals, or Tris, under the brand name Dyanavel XR, a liquid suspension, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, by Pfizer under the brand name Quillivant XR, a reconstituted liquid suspension, and QuilliChew ER, a chewable formulation, Rhodes Pharmaceuticals under the brand name Aptensio XR, a capsule, and by Novartis under the brand names Focalin XR and Ritalin LA. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Shire, Noven, Alcobra, Highland Therapeutics, Sunovian, Kem Pharm and Neurovance.

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

For our approved drugs, we must comply with the requirements of the Drug Supply Chain Security Act, including those related to product tracing, verification, and authorized trading partners. Signed into law on November 27, 2013, the Drug Supply Chain Security Act amended the Federal Food, Drug, and Cosmetic Act and is being implemented over a ten-year period. The law’s requirements include the ability to quarantine and promptly investigate suspect product, such as potentially counterfeit, diverted or stolen product, to determine if it is illegitimate, and notify our trading partners and the FDA of any illegitimate product. By November 27, 2017, we will be required to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number and expiration date, in the form of a 2-dimensional data matrix barcode that can be easily read electronically. If our drug products fail to bear this unique product identifier, they would be misbranded under the Federal Food, Drug, and Cosmetic Act and our drug products may not be accepted into the supply chain.

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

The new presidential administration has indicated that enacting changes to the Affordable Care Act is a legislative priority, and has discussed repealing and replacing the Affordable Care Act or amending the Affordable Care Act. We do not know at this time what implications such changes, if enacted, would have on the Affordable Care Act’s current requirements or on our future business. Changes to the Affordable Care Act or other existing health care regulations could significantly impact our business and the pharmaceutical industry.

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

For example, on October 16, 2015, we received notification from the FDA stating that, as part of its ongoing review of our NDA for Cotempla XR-ODT, it had identified deficiencies that precluded discussion of labeling and post marketing requirements or commitments at that time. On November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which required us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. On December 20, 2016, we announced that we had resubmitted an NDA for Cotempla XR-ODT, our methylphenidate XR-ODT, following the completion of a bioequivalence bridging study. We have a PDUFA goal date of June 19, 2017 for Cotempla XR-ODT. However, if we are unable to satisfactorily address the agency’s concerns, the FDA could deny approval of our NDA for Cotempla XR-ODT.

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

Positive results in nonclinical studies and clinical trials of any of our product candidates may not be predictive of similar results in future clinical trials. Also, interim results during a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from any completed nonclinical studies and clinical trials for any of our product candidates may not be predictive of the results we may obtain in later stage trials. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products. For example, on November 10, 2015, we announced that we received a Complete Response Letter from the FDA, which required us to conduct a bridging study to demonstrate bioequivalence between the clinical trial material and the to-be-marketed drug product, including an assessment of food effect, and to provide process validation and three months of stability data. On July 28, 2016, we announced that we had completed the bridging study demonstrating that the Cotempla XR-ODT to-be-marketed drug product met all of the primary and secondary endpoints for establishing bioequivalence under fasted conditions. Although results in this study confirmed results from earlier studies, results from our previous clinical trials may not be predictive of similar results in any future bridging studies.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL POSITION

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Our company has limited operating history commercializing branded products. To date, we have focused primarily on developing Adzenys XR-ODT and our product candidates, Cotempla XR-ODT and NT-0201. Adzenys XR-ODT requires substantial additional resources as we implement commercialization strategies and begin generating substantial revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, or any revenue from sales of Cotempla XR-ODT, NT-0201 or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $17.1 million for the three months ended March 31, 2017, and $83.3 million and $30.8 million for the years ended December 31, 2016 and 2015, respectively. As of March 31, 2017 and December 31, 2016, we had accumulated deficits of $217.2 million and $200.1 million, respectively. We have devoted most of our financial resources to implementation of our commercialization strategies, manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and operate a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

On May 11, 2016, we entered into a $60 million senior secured credit facility with Deerfield as lender. Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017. Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2022, with a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. All obligations under our credit facility are secured by substantially all of our existing property and assets subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of March 31, 2017 and December 31, 2016, we had an accumulated deficits of $217.2 million and $200.1 million, respectively. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our credit facility with Deerfield. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $15.00 per share, our stock price has ranged from $4.85 to $28.99, through May 9, 2017. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

As of December 31, 2016, our executive officers, directors, 5% or greater stockholders and their affiliates, including shares purchased in the IPO by members of that group and their affiliated entities, beneficially own approximately 47% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Issuer Purchases of Equity Securities

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                 MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                 OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

10.1†	License Agreement by and among the Registrant and Shire LLC, dated as of March 6, 2017.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

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

†                      Portions of this exhibit (indicated by ellipses) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neos Therapeutics, Inc.

Date:	May 10, 2017	By:	/s/ Vipin Garg
Vipin Garg
President and Chief Executive Officer

Date:	May 10, 2017	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)