Form 10-Q
period 2017-06-30
Neos Therapeutics, Inc.
filed 2017-08-09
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a Smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of August 4, 2017: 28,080,635 shares.

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

•                  our ability to develop and commercialize Adzenys XR-ODT, Cotempla XR-ODT, and, if approved, NT-0201, or any other future product or product candidate;

•                  the timing, cost or other aspects of the commercial launch and future sales of Adzenys XR-ODT, Cotempla XR-ODT, and, if approved, NT-0201 or any other future product or product candidate;

•                  our ability to increase our manufacturing and distribution capabilities for Adzenys XR-ODT, Cotempla XR-ODT, and, if approved, NT-0201 or any other future product or product candidate;

•                  the attention deficit hyperactivity disorder patient market size and market adoption of Adzenys XR-ODT, Cotempla XR-ODT, and, if approved, NT-0201, by physicians and patients;

•                  the therapeutic benefits, effectiveness and safety of Adzenys XR-ODT, Cotempla XR-ODT, and, if approved, NT-0201 or any other future product or product candidate;

•                  our expectations regarding the commercial supply of our Adzenys XR-ODT, Cotempla XR-ODT, and, if approved, NT-0201, or any other future products, or our generic Tussionex;

•                  our ability to receive, and the timing of any receipt of the U.S. Food and Drug Administration, (“FDA”), approvals, or other regulatory action in the United States and elsewhere, for NT-0201 and any other future product candidate;

•                  our expectations regarding federal, state and foreign regulatory requirements;

•                  deficiencies the FDA may identify with respect to NT-0201 and whether we will be able to address the issues that may relate to those deficiencies;

•                  the Prescription Drug User Fee Act (“PDUFA”) goal date for NT-0201, and the projected commercial launch dates of Cotempla XR-ODT and, if approved by the FDA,  NT-0201;

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

PART I—FINANCIAL INFORMATION

ITEM 1.                CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$57,362	$24,352
Short-term investments	21,262	15,430
Accounts receivable, net of allowances for chargebacks and cash discounts of $2,477 and $950, respectively	5,669	6,135
Inventories	6,080	5,767
Deferred contract sales organization fees	312	720
Other current assets	2,376	2,865
Total current assets	93,061	55,269

Property and equipment, net	8,223	7,076
Intangible assets, net	16,879	17,647
Other assets	185	150

Total assets	$118,348	$80,142

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$8,290	$7,798
Accrued expenses	8,414	5,264
Deferred revenue	6,893	3,662
Current portion of long-term debt	7,022	4,921

Total current liabilities	30,619	21,645

Long-Term Liabilities:
Long-term debt, net of current portion	59,001	58,599
Derivative liability	2,086	—
Deferred rent	1,128	1,174
Other long-term liabilities	198	272

Total long-term liabilities	62,413	60,045

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 100,000,000 authorized at June 30, 2017 and December 31, 2016; 27,379,541 and 27,360,635 issued and outstanding at June 30, 2017, respectively; 16,079,902 and 16,060,996 issued and outstanding at December 31, 2016, respectively	27	16
Treasury stock, at cost, 18,906 shares at June 30, 2017 and December 31, 2016	(232)	(232)
Additional paid-in capital	261,409	198,787
Accumulated deficit	(235,882)	(200,118)
Accumulated other comprehensive loss	(6)	(1)

Total stockholders’ equity (deficit)	25,316	(1,548)

Total liabilities and stockholders’ equity	$118,348	$80,142

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net product sales	$4,909	$1,485	$10,536	$4,068

Cost of goods sold	2,576	2,343	7,191	5,099
Gross profit (loss)	2,333	(858)	3,345	(1,031)

Research and development	3,692	3,748	5,416	5,724
Selling and marketing expenses	11,706	16,229	22,412	22,653
General and administrative expenses	3,316	3,169	6,854	6,460

Loss from operations	(16,381)	(24,004)	(31,337)	(35,868)

Interest expense	(2,390)	(1,604)	(4,602)	(2,617)
Loss on debt extinguishment	—	(1,187)	—	(1,187)
Other income, net	97	256	175	519

Net loss	$(18,674)	$(26,539)	$(35,764)	$(39,153)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	22,613,382	16,050,138	21,127,303	16,037,728

Net loss per share of common stock, basic and diluted	$(0.83)	$(1.65)	$(1.69)	$(2.44)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(18,674)	$(26,539)	$(35,764)	$(39,153)
Other comprehensive (loss) income:
Net unrealized (loss) gain on short-term investments	(3)	(21)	(5)	38

Total other comprehensive (loss) income	$(3)	$(21)	$(5)	$38

Comprehensive loss	$(18,677)	$(26,560)	$(35,769)	$(39,115)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Six months ended June 30, 2017

(In thousands, except shares)

(unaudited)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity (Deficit)
Balance, December 31, 2016	—	$—	16,079,902	$16	(18,906)	$(232)	$198,787	$(200,118)	$(1)	$(1,548)

Issuance of common stock, net of issuance costs	—	—	11,299,639	11	—	—	60,076	—	—	60,087
Share-based compensation expense	—	—	—	—	—	—	1,933	—	—	1,933
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	613	—	—	613
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	(35,764)	—	(35,764)

Balance, June 30, 2017	—	$—	27,379,541	$27	(18,906)	$(232)	$261,409	$(235,882)	$(6)	$25,316

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(35,764)	$(39,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,933	1,430
Depreciation and amortization of property and equipment	643	929
Amortization of intangible assets	817	835
Deferred interest on debt	2,111	668
Amortization of senior debt discounts	245	261
Loss on debt extinguishment	—	942
Gain on sale of equipment	(33)	(415)
Other adjustments	(95)	109
Changes in operating assets and liabilities:
Accounts receivable	466	(1,756)
Inventories	(313)	(1,907)
Deferred contract sales organization fees	720	(166)
Other assets	454	(159)
Accounts payable	180	(1,884)
Accrued expenses	3,150	6,048
Deferred revenue	3,231	2,614

Net cash used in operating activities	(22,255)	(31,604)

Cash Flows From Investing Activities:
Purchases of short-term investments	(26,821)	(38,232)
Sales and maturities of short-term investments	21,021	—
Proceeds from sale-leaseback of equipment	3,222	—
Capital expenditures	(1,776)	(2,653)
Intangible asset expenditures	(49)	(607)

Net cash used in investing activities	(4,403)	(41,492)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	60,087	—
Proceeds from Deerfield debt note, net of fees	—	58,420
Payment of senior debt and fee	—	(26,063)
Payments made on borrowings	(379)	(8,151)
Proceeds from exercise of stock options and warrants	—	13
Payments made on behalf of Deerfield	(40)	—

Net cash provided by financing activities	59,668	24,219

Increase (decrease) in cash and cash equivalents	33,010	(48,877)

Cash and Cash Equivalents:
Beginning	24,352	90,763
Ending	$57,362	$41,886

Supplemental Disclosure of Noncash Transactions:
Issuance of senior secured convertible notes	$6,586	$—
Capital lease liability from sale-leaseback transactions	$3,222	$—
Derivative liability incurred in connection with First Amendment to Facility	$2,043	$—
Beneficial conversion feature incurred on convertible notes	$613	$—
Deferred contract sales organization fees	$312	$359
Supplemental Cash Flow Information:
Interest paid	$2,249	$2,787

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and nature of operations

Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the “Company”), is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet and liquid suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including two approved products and one proprietary product candidate in late stage development for the treatment of attention deficit hyperactivity disorder (“ADHD”). Adzenys XR-ODT was approved by the US Food and Drug Administration (the “FDA”) on January 27, 2016 and launched commercially on May 16, 2016. Also, the Company received approval from the FDA for Cotempla XR-ODT, its methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017, and plans to launch this product in the fall of 2017. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release liquid suspension for the treatment of cough and upper respiratory symptoms of a cold.

Note 2. Summary of significant accounting policies

Basis of presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included.  Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2016 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K and filed with the SEC on March 15, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016.

Principles of consolidation:  At June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016, the condensed consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

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

Liquidity:  During 2016 and the six months ended June 30, 2017, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the successful commercialization of its approved products, Adzenys XR-ODT and Cotempla XR-ODT, or, if approved, its ADHD product candidate. Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Report on Form 10-Q.

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

Until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable, pre-launch inventories are expensed into research and development. Manufacturing costs for the production of Adzenys XR-ODT incurred after the January 27, 2016 FDA approval date are being capitalized into inventory and manufacturing costs for the production of Cotempla XR-ODT incurred after June 30, 2017, following the FDA approval date of June 19, 2017, will be capitalized into inventory.

Derivative liabilities: The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability and the change in fair value is recorded in other income (expense) in the consolidated results of operations. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption and are classified in interest expense in the consolidated results of operations.

Intangible assets:  Intangible assets subject to amortization, which principally include proprietary modified-release drug delivery technology, the costs to acquire the rights to Tussionex Abbreviated New Drug Application (“Tussionex ANDA”) and patents, are recorded at cost and amortized over the estimated lives of the assets, which primarily range from 10 to 20 years.

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

The Company sells its commercial products to a limited number of pharmaceutical wholesalers, all subject to rights of return. Pharmaceutical wholesalers buy drug products directly from manufacturers. Title to the product passes upon delivery to the wholesalers, when the risks and rewards of ownership are assumed by the wholesaler (freight on board destination). These wholesalers then resell the product to retail customers such as food, drug and mass merchandisers.

The Company has a limited sales history for Adzenys XR-ODT and no sales history for Cotempla XR-ODT, and has determined that at this time it cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, the Company defers or will defer recognition of revenue on product shipments of Adzenys XR-ODT and Cotempla XR-ODT, respectively, until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT and Cotempla XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. The Company calculates and expects to calculate patient prescriptions dispensed of Adzenys XR-ODT and Cotempla XR-ODT, respectively, using an analysis of third-party information.

Net product sales

Net product sales for the Company’s products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, prompt payment discounts, wholesaler fees and estimated allowances for product returns, rebates and chargebacks to be incurred on the selling price of the respective product sales. Wholesale distribution fees based on definitive contractual agreements are incurred on the management of these products by wholesalers and are recorded within net sales for generic Tussionex and as deferred wholesale distribution fees in other current assets for Adzenys XR-ODT and/or Cotempla XR-ODT. The deferred wholesale distribution fees for Adzenys XR-ODT are and Cotempla XR-ODT will be later recorded within net product sales when revenue associated with those fees is recognized. The Company estimates and records gross to net sales adjustments for product returns, rebates and chargebacks based upon analysis of third-party information, including information obtained from the Company’s third party logistics providers (“3PLs”), with respect to its inventory levels and sell-through to the wholesalers’ customers, for savings offers from data available from third parties regarding savings offers processed for prescriptions written for the Company’s products, and, for generic Tussionex, experience reported by the Company’s previous commercialization partners. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Wholesale distribution fees and the allowance for prompt pay discounts are recorded at the time of shipment and such fees and allowances and all other accruals are recorded in the same period that the related revenue is recognized.

Savings offers

The Company offers or expects to offer savings programs for Adzenys XR-ODT and Cotempla XR-ODT, respectively, to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. The Company records the amount redeemed based on information from third-party providers and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Advertising costs: Advertising costs are comprised of print and electronic media placements that are expensed as incurred. The Company recognized advertising costs of $10,000 and $248,000 during the three and six months ended June 30, 2017, respectively, and advertising costs of $120,000 during the six months ended June 30, 2016. There were no advertising costs during the three months ended June 30, 2016.

Share-based compensation:  Share-based compensation awards, including grants of employee stock options, restricted stock, restricted stock units (“RSUs”) and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of the Company’s stock-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends.

Due to the previous lack of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, the Company had, prior to the IPO, historically utilized third party valuation analyses to determine the fair value. After the closing of the Company’s IPO, the Company’s board of directors has determined the fair value of each share of underlying common stock based on the closing price of the Company’s common stock as reported by the NASDAQ Global Market on the date of grant.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination.  As of June 30, 2017 and December 31, 2016, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOL’s) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.  At June 30, 2017 and December 31, 2016, based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, management has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance replaces transaction-and industry-specific revenue recognition guidance under current U.S. GAAP with a principles-based approach for determining revenue recognition. The new guidance requires an entity to recognize the amount of revenue based on the value of transferred goods or services to customers. There is also additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard becomes effective for the Company beginning in the first quarter of 2018. Earlier application is permitted in 2017. In March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has a limited sales history for Adzenys XR-ODT and no sales history for Cotempla XR-ODT and has determined that at this time it cannot reliably estimate historical returns of the product at the time of delivery to wholesalers, when title to the asset transfers and the customer is invoiced.  The Company is assessing other market data obtained from its third party logistics companies to determine a reliable return rate. The Company expects the impact of this new standard will accelerate revenue based on satisfaction of the performance obligation upon delivery at a point in time when the customer obtains control of the asset.  For purposes of providing comparable periods upon adoption, the Company is considering a retrospective transition method.

From time to time, additional new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Note 3. Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities, which include warrants, outstanding stock options under the stock option plan and shares issuable in future periods, such as RSU awards, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position. Restricted stock is considered legally issued and outstanding on the grant date, while RSUs are not considered legally issued and outstanding until the RSUs vest. Once the RSUs are vested, equivalent common shares will be issued or issuable to the grantee and therefore the RSUs are not considered for inclusion in total common shares issued and outstanding until vested.

The following potentially dilutive securities outstanding as of June 30, 2017 and 2016 were excluded from consideration in the computation of diluted net loss per share of common stock for the six months ended June 30, 2017 and 2016, respectively, because including them would have been anti-dilutive:

	June 30,
	2017	2016

Senior Secured Convertible Notes — registered conversion shares not issued	940,924	—
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Stock options outstanding	2,357,123	1,909,460
RSU’s granted, not issued or outstanding	78,750	—

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$52,664	$4,698	$—	$57,362
Short-term investments	—	21,262	—	21,262
Earnout liability	—	—	177	177
Derivative liability (see Note 7)	—	—	2,086	2,086
	$52,664	$25,960	$2,263	$80,887

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash-and cash equivalents	$17,917	$6,435	$—	$24,352
Short-term investments	—	15,430	—	15,430
Earnout liability	—	—	232	232
	$17,917	$21,865	$232	$40,014

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with a maturity of 90 days or less at June 30, 2017 and December 31, 2016. Asset values were considered to approximate fair value due to their short-term nature.

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

The Company’s cash and cash equivalents and short-term investments had quoted prices at June 30, 2017 as shown below:

	June 30, 2017
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$52,664	$—	$52,664

Financial and corporate debt securities	25,966	(6)	25,960

	$78,630	$(6)	$78,624

	December 31, 2016
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$17,917	$—	$17,917

Financial and corporate debt securities	21,866	(1)	21,865

	$39,783	$(1)	$39,782

The Company’s Level 3 liability included the fair value of the earnout liability at June 30, 2017 and December 31, 2016 and the fair value of the Deerfield derivative liability at June 30, 2017.

The fair value of the earnout liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at December 31, 2016 and revised at June 30, 2017. These revisions were primarily for the updated revenue forecast for the Company’s generic Tussionex and the use of a directly calculated 42% revenue volatility based on data for potential comparable publicly-traded companies in the generic drug manufacturing space including the Company, whereas previously an unlevered equity volatility of 50% had been selected. Significant changes to these assumptions would result in increases/decreases to the fair value of the earnout liability.

The fair value of the derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at June 1, 2017 and June 30, 2017. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	June 30, 2017 Derivative Liability	Initial Valuation Derivative Liability
	(in thousands)	(in thousands)
Date of Valuation	6/30/2017	6/1/2017
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	50%	50%
Time period from valuation until maturity of debt (yrs.)	4.864	4.943
Cumulative probability of a change in control prepayment implied by model	28%	28%
Cumulative probability of other accelerated prepayments implied by model	17%	17%
Discount rate	15.98%	15.87%
Fair value of liability at valuation date	$2,086	$2,043

Significant changes to these assumptions would result in increases/decreases to the fair value of the earnout and debt derivative liabilities.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3
Liabilities
(in thousands)
Balance at December 31, 2016	$232
Change in fair value	—

Balance at March 31, 2017	$232

Addition of Deerfield derivative liability	2,043
Change in fair value	(12)

Balance at June 30, 2017	$2,263

Note 5. Inventories

Inventories at the indicated dates consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Raw materials	$2,086	$1,672
Work in progress	1,507	2,546
Finished goods	2,187	2,060
Deferred cost of goods sold	558	225

Inventory at cost	6,338	6,503
Inventory reserve	(258)	(736)

	$6,080	$5,767

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

In 2012, the Company negotiated financing arrangements with a related party which provided for the sale-leaseback of up to $6.5 million of the Company’s property and equipment with a bargain purchase option at the end of the respective lease. These financing arrangements were executed in five separate tranches that occurred in February, July and November 2013, and March 2014. In the aggregate, the Company sold groups of assets for $795,000 and $5.5 million, which resulted in a net gains of approximately $116,000 and $2.7 million, in the years ended December 31, 2014 and 2013, respectively, and executed capital leases for these assets with repurchase options at the end of each respective lease term. Gains on the transactions are recognized on a straight-line basis over each respective 42-month lease term. The two February 2013 and the November 2013 leases for a total of $3.5 million and $1.0 million of assets expired in July 2016 and April 2017, respectively, and the related $2.6 million and $161,000 gains, respectively, were fully amortized at that time and the $385,000  and $100,000 lease buy-out option liabilities, respectively, were fully satisfied. The

July 2013 lease for a total of $1.0 million of assets expired in December 2016 and the related $0.1 million loss had been recorded at inception of the lease and the $100,000 lease buy-out option liability was fully satisfied.

In February 2017, the Company entered into an agreement with a related party for the sale-leaseback of newly acquired assets of up to $5.0 million to finance its capital expenditures. Each lease under this master agreement will be for an initial term of 36 months and will have an option to purchase the equipment at the end of the respective lease that management considers to be a bargain purchase option. Under this agreement, the Company entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The February sale resulted in net gains of $14,000 which has been deferred and is being amortized over the 36-month term of the lease. There was no gain or loss on the June 2017 sale.

For the three months ended June 30, 2017 and 2016, approximately $13,000 and $206,000, respectively, and for the six months ended June 30, 2017 and 2016 approximately $33,000 and $415,000, respectively, of the net gain on sale-leasebacks was recognized in other income on the condensed consolidated statements of operations.

Note 7. Long-term debt

Long-term debt at the indicated dates consists of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Deerfield senior secured credit facility, net of discount of $3,246 and $1,401, respectively	$56,754	$63,075
Senior secured convertible notes due June 1, 2018, net of discount of $606	5,980	—
Capital leases, maturing through June 2020	3,289	445

	66,023	63,520
Less current portion	7,022	(4,921)

Long-term debt	$59,001	$58,599

Senior secured credit facility: On May 11, 2016, the Company entered into a $60.0 million senior secured credit facility (“Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) (“Deerfield”), as lenders. On February 8, 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which includes 750,000 shares of the Company’s common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price on February 17, 2017 (see Note 8). Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of this public offering, and as a result, is now classified as a related party.

Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the senior Loan and Security Agreement (“LSA”) with Hercules Technology III, L.P., (“Hercules”), the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% related party amended and restated subordinated note (“Note”) that was issued by the Company to Essex Capital Corporation (“Essex”), which were otherwise payable in 2016 and 2017.  Principal on the Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. The Company had an option, which it exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million in deferred interest payments (“Accrued Interest”) was to be paid in cash on June 1, 2017.  Borrowings under the Facility are collateralized by substantially all of the Company’s assets, except the assets under capital lease, and the Company will maintain cash on deposit of not less than $5.0 million.

On June 1, 2017 (the “Amendment Date”), the Company and Deerfield entered into a First Amendment (the “Amendment”) to the Facility which extended the date to repay the Accrued Interest under the Facility to June 1, 2018 (the “PIK Maturity Date”), which may be extended to June 1, 2019 at the election of the Company if certain conditions have been met as specified in the Amendment.

The right to payment of the Accrued Interest was memorialized in the form of Senior Secured Convertible Notes (the “Convertible Notes”) issued to Deerfield on the Amendment Date. Interest is due quarterly at a rate of 12.95% per year. The principal amount of the Convertible Notes issued under the Amendment and all accrued and unpaid interest thereon shall become due and payable upon written notice from Deerfield, and if either (a) the Company does not meet certain quarterly sales milestones specified in the Amendment or (b) the Company has not received and publicly announced FDA approval of the new drug applications on or before the applicable PDUFA goal date as set forth on the schedules to Amendment. Per the Amendment, the Company will prepay all of the outstanding obligations under the Facility and the Convertible Notes upon the occurrence of a change in control or a sale of substantially all of the Company’s assets and liabilities. The Amendment increased the staggered prepayment fees for prepayments due upon a change of control or any other prepayment made or required to be made by the Company by 300 basis points from June 1, 2017 through the period ending prior to May 11, 2020 for the change in control prepayment fees and through the period ending prior to May 11, 2022 for any other prepayments, respectively (the “Prepayment Premiums”). Such Prepayment Premiums, as amended, range from 12.75% to 2%.

The $6.6 million of Convertible Notes may be converted into shares of the Company’s common stock at the noteholder’s option at any time up to the close of business on the date that is five days prior to the PIK Maturity Date. The per share conversion price will be the greater of (a) 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (b) $7.00. Deerfield cannot own more than 9.985% of the Company’s outstanding shares at any one time, and the aggregate conversion cannot exceed 19.9% of the Company’s outstanding common stock as of June 1, 2017.

In conjunction with the Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into a Registration Rights Agreement (“Registration Agreement”) which required the Company to file a registration statement with the SEC to register the shares of common stock issued or issuable upon conversion of the Convertible Notes (“Conversion Shares”) (subject to certain adjustment for stock split, dividend or other distribution, recapitalization or similar events, “Registrable Securities”) (See Note 7) within 30 days from June 1, 2017, which is to become effective per the SEC no later than 75 days thereafter. Such filing was made on June 30, 2017 and became effective on July 11, 2017. This filing covered 940,924 shares, which is the number of shares that would be issued at the floor conversion rate of $7.00 per share. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferee or assignee under the Registration Agreement cease to hold any Registrable Securities. For each registration, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company currently expects to satisfy all of its obligations under this Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded (See Note 11).

The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.0 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10% (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company’s evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which will be amortized using the effective interest method to interest expense over the one year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital in stockholders’ equity (deficit) in the Company’s financial statements.

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

Pursuant to the Convertible Notes, if the Company shall fail to provide the number of conversion shares, then the Company shall pay damages to Deerfield or subsequent holder or any designee (“Holder”) for each day after the third business day after receipt of notice of conversion (“Share Delivery Date”) that such conversion is not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of June 30, 2017, the Company was in compliance with the covenants under the Facility and the Convertible Notes.

Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt and 23.80% on the Convertible Notes, charged to interest expense and totaled $163,000 and $245,000 for the three and six months ended June 30, 2017, respectively,  and $36,000 for both the three and six months ended June 30, 2016.

Senior debt:  In March 2014, the Company entered into the LSA, which was subsequently amended in August 2014, September 2014, December 2014 and June 2015. As amended, the LSA provided a total commitment of $25.0 million, available in four draws. Borrowings under the LSA were collateralized by substantially all of the Company’s assets, except the Company’s intellectual property and assets under capital lease. The first draw of $10.0 million, (“Tranche 1”), was issued during March 2014 and was used in its entirety to repay outstanding principal under a previous credit facility. The second draw of $5.0 million, (“Tranche 2”), was issued during September 2014.  The third draw (“Tranche 3”) in the amount of $5.0 million was issued in March 2015.  In June 2015, the fourth and final draw of $5.0 million, (“Tranche 4”), was issued prior to meeting the Tranche 4 milestones, which were met in July 2015.

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

LSA end of term charge amortization totaled $38,000 and $121,000 for the three and six months ended June 30, 2016, respectively.  LSA debt discount amortization charged to interest expense totaled $33,000 and $104,000 for the three and six months ended June 30, 2016, respectively.

The early prepayment of the LSA with some of the proceeds from the Facility resulted in a $1,187,000 loss on debt extinguishment which is separately shown in the consolidated statement of operations for the three and six months ended June 30, 2016.

10% subordinated related party note:  The Company had a Note in the aggregate principal amount of $5.9 million that was issued by the Company to Essex which was to mature in March 2017.  Interest was to be accrued and added to the principal balance until such time as the Company achieved positive EBITDA for three consecutive months. During the three and six months ended June 30, 2016, interest expense of $87,000 and $263,000, respectively, was accrued. On May 11, 2016, the Company prepaid the $5.9 million outstanding aggregate principal and $1.3 million in accrued and unpaid interest.

Capital lease obligations to related party:  As described in Notes 6 and 13, during the six months ended June 30, 2017 and the years ended December 31, 2014 and 2013, the Company entered into agreements with a related party for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $3.2 million, $795,000 and $5.5 million, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.9%, 14.5% and 14.5%, respectively. Interest expense on these leases was $22,000 and $42,000 for the three and six months ended June 30, 2017, respectively, and $61,000 and $139,000 for the three and six months ended June 30, 2016, respectively.

Future principal payments of long-term debt including capital leases are as follows:

Period ending:	June 30,
(in thousands)

2018	$7,628
2019	15,965
2020	16,282
2021	15,000
2022	15,000

Future principal payments	$69,875

Less unamortized debt discount related to long-term debt	(3,852)
Less current portion of long-term debt	(7,022)

Total long-term debt	$59,001

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

On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of the its common stock at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock which was exercised in full on July 26, 2017. The net proceeds to the Company through July 26, 2017 from this offering, after deducting offering expenses payable by the Company, were approximately $34.3 million (see Note 14).

The shares of common stock for both the June 2017 and February 2017 offerings were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by us on August 1, 2016, and declared effective by the Securities and Exchange Commission (“SEC”), on August 12, 2016. This shelf registration statement covers the offering, issuance and sale by the Company of up to an aggregate of $125.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”).  The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $40.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “Sales Agreement”).

During the three-month period ended March 31, 2017, the Company sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share in February 2017 for gross proceeds of $3.7 million and net proceeds of $3.6 million and paying total compensation to the sales agent of approximately $0.1 million. No sales have been made under the Sales Agreement during the three-month period ended June 30, 2017. As of July 26, 2017, $62.5 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $36.2 million of the Company’s common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

Note 9. Share-based Compensation

Share-based Compensation Plans

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

The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s compensation committee. The Company’s compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s compensation committee may delegate authority to grant certain awards to the Company’s chief executive officer. Through June 30, 2017, the Company has granted options, restricted stock and RSUs. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock and to grant restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over periods ranging from two to four-years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2016, 7,500 shares related to forfeited 2009 Plan options and 18,906 shares related to the surrender of restricted stock were added to the shares available under the 2015 Plan. During the six months ended June 30, 2017, 971 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of June 30, 2017, 685,119 shares of common stock remain available for grant under the 2015 Plan.

Share-based Compensation Expense

The Company has reported share-based compensation expense for the three and six months ended June 30, 2017 and 2016, respectively, in its condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)

Cost of goods sold	$87	$73	$171	$142
Research and development	105	83	184	134
Selling and marketing expenses	217	182	413	322
General and administrative expenses	539	469	1,165	832

	$948	$807	$1,933	$1,430

The total share based compensation expense included in the table above is attributable to stock options, RSUs and restricted stock of $0.9 million, $21,000 and $23,000, for the three months ended June 30, 2017, respectively and $1.9 million, $21,000, $45,000, for the six months ended June 30, 2017, respectively. The total share based compensation expense included in the table above is attributable to stock options and restricted stock of $0.8 million and $23,000, for the three months ended June 30, 2016, respectively, and $1.4 million and $45,000, for the six months ended June 30, 2016, respectively.

As of June 30, 2017, there was $7.8 million of compensation costs adjusted for any estimated forfeitures, related to non-vested stock options, RSUs, and restricted stock granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years for stock options, 3.8 years for RSUs, and 0.3 years for restricted stock.

Stock Options

During the six months ended June 30, 2017, the Company’s board of directors granted 413,250 options.

The Company estimates the fair value of all stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. Prior to the IPO, given the absence of an active market for the Company’s common stock prior to its IPO, the Company’s board of directors was required to estimate the fair value of its common stock at the time of each option grant primarily based upon valuations performed by a third party valuation firm.

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

Six Months
Ended June 30,
2017

Estimated dividend yield	0%
Expected stock price volatility	60%
Weighted-average risk-free interest rate	2.01%
Expected life of option in years	6.25
Weighted-average option fair value at grant	$4.02

A summary of outstanding and exercisable options as of June 30, 2017 and December 31, 2016 and the activity from December 31, 2016 through June 30, 2017, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2016	2,107,344	$12.17	$1,128

Exercisable at December 31, 2016	595,424	$9.72	$881

Granted	413,250	$7.00
Exercised	—	—
Expired, forfeited or cancelled	(163,471)	10.53

Outstanding at June 30, 2017	2,357,123	$11.38	$1,708

Exercisable at June 30, 2017	893,869	$9.87	$1,319

The weighted-average remaining contractual life of options outstanding and exercisable on June 30, 2017 was 8.3 and 7.5 years, respectively. The option exercise price for all options granted January 1, 2017 through June 30, 2017 was $7.00 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2016 was 8.5 and 7.6 years, respectively. The option exercise price for all options granted in the year ended December 31, 2016 ranged from $8.84 to $10.96 per share.

Restricted Stock Units:

On May 1, 2017, the Company granted 78,750 RSUs to members of its management which vest in four equal annual installments, beginning May 1, 2018. The Company had not issued any RSUs previously.

A summary of outstanding RSUs as of June 30, 2017 and December 31, 2016 and the activity from December 31, 2016 through June 30, 2017, is presented below:

Weighted-
	Number of	Average
	RSUs	Fair Value

Outstanding at December 31, 2016	—	$—

Granted	78,750	$7.00
Exercised	—	—
Expired, forfeited or cancelled	—	—

Outstanding at June 30, 2017	78,750	$7.00

The weighted-average remaining contractual life of RSUs outstanding on June 30, 2017 was 9.8 years.

Restricted stock:

The Company did not issue any shares of restricted stock for the six months ended June 30, 2017, or for the year ended December 31, 2016. At June 30, 2017, there was $26,000 of unrecognized compensation cost related to restricted stock, which is expected to be recognized over 3.5 months. No vested restricted stock awards were settled during the six months ended June 30, 2017.

The Company had 35,513 shares of unvested restricted stock with a weighted average fair value of $2.55 as of June 30, 2017 and December 31, 2016.  For the six months ended June 30, 2017, there were no shares of restricted stock granted, vested or forfeited.

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

Note 11. Commitments and contingencies

Registration Payment Arrangement— On June 1, in conjunction with the Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into the Registration Agreement which required the Company to file a registration statement with the SEC to register the Registrable Securities (See Note 7) within 30 days from June 1, 2017, which is to become effective per the SEC no later than 75 days thereafter. Such filing was made on June 30, 2017 and became effective on July 11, 2017. This filing covered 940,924 shares, which is the number of shares that would be issued at the floor conversion rate of $7.00 per share. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. Upon any Registration Failure, the Company shall pay additional damages to the Holder for each 30-day period (prorated for any partial period) after the date of such Registration Failure in an amount in cash equal to two percent of the original principal amount of the Convertible Notes. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferee or assignee under the Registration Agreement cease to hold any of the Registrable Securities. For each registration filing, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company currently expects to satisfy all of its obligations under the Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded.

In accordance with the Convertible Notes, if the Company shall fail to provide the number of conversion shares, then the Company shall pay damages to the Holders for each day after the third business day after the Share Delivery Date that such conversion is not timely effected. The damages, as stated in the Convertible Notes, are an amount equal to two percent of the product of (I) the number of Conversion Shares not issued to the Holder on or prior to the Share Delivery Date and to which the Holder is entitled and (II) the volume weighted average price of the Company’s common stock on the Share Delivery Date. Alternatively, in lieu of the foregoing damages, at the written election of the Holder, if, on or after the applicable date of delivery via facsimile or electronic mail of a notice of conversion , the Holder purchases shares of the Company’s common stock to deliver in satisfaction of a sale by such Holder of Conversion Shares that such Holder anticipated receiving from the Company (such purchased shares, “Buy-In Shares”), the Company shall be obligated to promptly pay to such Holder (in addition to all other available remedies that the Holder may otherwise have), 110% of the amount by which (A) such Holder’s total purchase price (including brokerage commissions, if any) for such Buy-In Shares exceeds (B) the net proceeds received by such Holder from the sale of the number of shares equal to up to the number of Conversion Shares such Holder was entitled to receive but had not received on the Share Delivery Date. If the Company fails to pay the additional damages within five (5) Business Days of the date incurred, then the Holder entitled to such payments shall have the right to require the Company, upon written notice, to immediately issue, in lieu of such cash damages, the number of Shares equal to the quotient of (X) the aggregate amount of the damages payments described herein divided by (Y) the Conversion Price specified by the Holder in the notice of conversion.

Patent infringement litigation: On July 25, 2016, the Company received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising the Company that Actavis has filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Adzenys XR-ODT. The certification notice alleges that the four U.S. patents listed in the FDA’s Orange Book for Adzenys XR-ODT, one with an expiration date in April 2026 and three with expiration dates in June 2032, will not be infringed by Actavis’s proposed product, are invalid and/or are unenforceable. On September 1, 2016, the Company filed a patent infringement lawsuit in federal district court against Actavis. This case alleges that Actavis infringed the Company’s Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of the Company’s patents. This lawsuit automatically stayed, or barred, the FDA from approving Actavis’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. The Company intends to vigorously enforce its intellectual property rights relating to Adzenys XR-ODT. The Company cannot predict the timing or outcome of these proceedings.

Operating lease:  The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations, which commenced on May 1, 2016. The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1.1 million at June 30, 2017 and $1.2 million at December 31, 2016, respectively. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $62,000 and $121,000 for the three and six months ended June 30, 2017, respectively, and $59,000 and $116,000 for the three and six months ended June 30, 2016, respectively. Rent expense, excluding the share of operating expenses, for the three and six months ended June 30, 2017 was $252,000 and $504,000, respectively, and $252,000 and $505,000 for the three and six months ended June 30, 2016, respectively.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”).  The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee.  The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $291,000 and $618,000 of bonus expense for the three and six months ended June 30, 2017 and $291,000 and $543,000 of bonus expense for the three and six months ended June 30, 2016, respectively.

Note 12. License agreements

On July 23, 2014, the Company entered into a Settlement Agreement and an associated License Agreement (the “License Agreement”) with Shire LLC (“Shire”) for a non-exclusive license to certain patents for certain activities with respect to the Company’s New Drug Application No. 204326 for an extended-release orally disintegrating amphetamine polistirex tablet (“Neos NDA”). In accordance with the terms of the License Agreement, following the receipt of the approval from the FDA for Adzenys XR-

ODT, the Company paid a lump sum, non-refundable license fee of an amount less than $1.0 million on February 26, 2016. The Company is paying a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents.

On January 26, 2017, the Company sent a letter to Shire, notifying Shire that the Company has made a Paragraph IV certification to the FDA that in the Company’s opinion and to the best of its knowledge, the patents owned by Shire that purportedly cover the Company’s NT-0201 product candidate are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of NT-0201. On March 6, 2017, the Company entered into a license agreement with Shire, pursuant to which Shire granted the Company a non-exclusive license to certain patents owned by Shire for certain activities with respect to the Company’s New Drug Application  No. 204325 for NT-0201. Under the terms of the agreement, the Company must pay a lump sum, non-refundable license fee of an amount less than $1.0 million due no later than thirty days after receiving regulatory approval by the FDA of the Company’s NDA for NT-0201. The Company will also pay a single digit royalty on net sales of the NT-0201 during the life of the relevant Shire patents. Additionally, the license agreement contains a covenant from Shire not to file a patent infringement suit against the Company alleging that NT-0201 infringes the Shire patents.

Upon payment, such license fees are capitalized as an intangible asset and are amortized over the life of the longest associated patent. The royalties are recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

Note 13. Related party transactions

As described in Note 6, in February 2017, the Company entered into an agreement with a related party for the sale-leaseback of newly acquired assets of up to $5.0 million to finance the Company’s capital expenditures. Each lease under this master agreement will be for an initial term of 36 months and will have an option to purchase the equipment at the end of the respective lease that management considers to be bargain purchase option. Under this master agreement, the Company entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. Also, in 2012, the Company negotiated financing arrangements with the same related party that provided for the sale-leaseback of up to $6.5 million of the Company’s property and equipment. From the 2012 financing arrangements, the Company has a lease obligation remaining of $121,000 and $445,000 at June 30, 2017 and December 31, 2016, respectively. The total lease obligation under all related party financing arrangements was $3,289,000 and $445,000 at June 30, 2017 and December 31, 2016, respectively.

On February 8, 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which includes 750,000 shares of the Company’s common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price on February 17, 2017 (see Note 8). On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of its common stock at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock (see Note 8).  Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of both public offerings, and as a result, is now classified as a related party. The Company is obligated under a $60.0 million senior secured credit Facility that was issued by the Company to Deerfield. On June 1, 2017, the Company and Deerfield entered into an Amendment to the Company’s existing Facility with Deerfield which extended the date to repay the Accrued Interest under the Facility to June 1, 2018, which may be extended to June 1, 2019 at the election of the Company if certain conditions have been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the form of Convertible Notes issued to Deerfield on the Amendment Date. (See Note 7).

Note 14. Subsequent events

The underwriters exercised their option to purchase 720,000 shares of our common stock on July 26, 2017. The total net proceeds to the Company from the June 30, 2017 offering including net proceeds from the exercise of the underwriter’s option shares, after deducting offering expenses payable by the Company, were approximately $34.3 million.

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

OVERVIEW

We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT, Cotempla XR-ODT and our product candidate, NT-0201, for the treatment of attention deficit hyperactivity disorder (“ADHD”). Our products and product candidates are extended-release (“XR”), medications in patient-friendly, orally disintegrating tablets (“ODT”) or liquid suspension dosage forms. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration (“FDA”), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product on May 16, 2016. Also, we received approval from the FDA for Cotempla XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017, and plan to launch this product in the fall of 2017. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market.

In addition, on November 17, 2016, we announced that we had submitted an NDA for NT-0201, our amphetamine XR liquid suspension for which we have a PDUFA goal date of September 15, 2017. Pending FDA approval, we plan to launch NT-0201 in January 2018.

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

We are commercializing Adzenys XR-ODT and plan to commercialize Cotempla XR-ODT and our product candidate in the United States using our own commercial infrastructure. We are manufacturing Adzenys XR-ODT and Cotempla XR-ODT, and, if approved, intend to manufacture NT-0201, in our current Good Manufacturing Practice (“cGMP”) and U.S. Drug Enforcement Administration (“DEA”)-registered manufacturing facilities, thereby obtaining our products at cost without manufacturer’s margins and better controlling supply quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold (“generic Tussionex”).

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $35.8 million and $83.3 million the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, we had an accumulated deficit of approximately $235.9 million and $200.1 million, respectively. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•                  seek regulatory approval for our product candidates;

•                  build and operate commercial infrastructure to support sales and marketing for Adzenys XR-ODT and Cotempla XR-ODT and, if approved, our product candidates;

•                  continue research and development activities for new product candidates;

•                  manufacture supplies for our preclinical studies and clinical trials;

•                  continue to enforce our intellectual property rights; and

•                  operate as a public company.

FINANCIAL OPERATIONS OVERVIEW

Revenue

During 2015 and 2016, our revenue was generated primarily from product sales of our generic Tussionex recorded on a net sales basis. Sales of our generic Tussionex are seasonal and correlate with the cough and cold season. We launched commercialization of Adzenys XR-ODT on May 16, 2016. We sell our products to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of our acquisition of all of the rights to commercialize and derive future profits from the Tussionex ANDA, the continuing commercialization of Adzenys XR-ODT and the planned commercial launch of Cotempla XR-ODT, we expect our future revenue to increase from historical levels.

We expect the number of prescriptions filled for Adzenys XR-ODT to continue to increase in 2017 and in subsequent years. Data from IMS shows 41,954 and 74,250 prescriptions for the three and six months ended June 30, 2017, respectively. From the launch in May 2016 through December 31, 2016, data from IMS showed 30,339 prescriptions.

In the future, we will seek to generate additional revenue from product sales of Adzenys XR-ODT and Cotempla XR-ODT and, if approved, our late-stage branded product candidate, NT-0201. We do not expect to generate any significant revenue unless or until we commercialize our product candidates. We have little Adzenys XR-ODT sales history and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information. If we fail to successfully market Adzenys XR-ODT, successfully launch and market Cotempla XR-ODT or to complete the development of NT-0201 or our other product candidates in a timely manner or obtain regulatory approval for them, our inability to generate future revenue from product sales may adversely affect our results of operations and financial position.

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

Prior to the launch of Adzenys XR-ODT, the largest component of our total operating expenses had been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
NT-0102 Cotempla XR-ODT	$1,782	$966	$1,792	$1,222
NT-0201 Amphetamine Liquid	54	742	76	817
NT-0202 Adzenys XR- ODT	204	110	298	217
Other Research and Development Activities (1)	1,652	1,930	3,250	3,467
	$3,692	$3,748	$5,416	$5,724

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

We expect that our research and development expenses will fluctuate over time as we seek regulatory approval of our NT-0201 ADHD product candidate and explore new product candidates, but will decrease as a percentage of revenue if Adzenys XR-ODT is commercially successful, if Cotempla XR-ODT is successfully launched and commercialized or if any of our product candidates are approved and are commercially successful. We expect to fund our research and development expenses from our current cash and cash equivalents, a portion of the net proceeds from our public offerings of common stock and debt financing and revenues, if any, from Adzenys XR-ODT and Cotempla XR-ODT starting in the fall of 2017 and, if approved, our product candidates.

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

On November 17, 2016, we announced that we had submitted an NDA for NT-0201, our amphetamine XR liquid suspension, for which we have a PDUFA goal date of September 15, 2017. Any actions required by the FDA may result in further research and development expenses. For additional information regarding the FDA review process, including the Prescription Drug User Fee Act, see “Government Regulation—NDA and FDA review process” in our Annual Report on Form 10-K as filed with the SEC on March 15, 2017.

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, commercialization activities for Adzenys XR-ODT and pre-commercialization activities for Cotempla XR-ODT and our product candidate, commercial sales organization costs incurred in the preparation for and in the commercialization of Adzenys XR-ODT and in the preparation for the launch of Cotempla XR-ODT and trade sales expenses for our generic Tussionex. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care relations, sales planning and market data and analysis.

We believe that our selling and marketing expenses may continue at these levels with the continuing commercialization of Adzenys XR-ODT and the launch and commercialization of Cotempla XR-ODT in the United States and, if approved, the commercial launch of our product candidates.

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

Interest expense, net

On May 11, 2016, we entered into a $60.0 million senior secured credit facility (“Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of loan) and Deerfield Special Situations Fund, L.P. (33 1/3% of Loan) (“Deerfield”) as lenders.  Deerfield participated in the purchase of our common shares as part of our February 2017 public offering, and as a result, is now classified as a related party. Approximately $33.0 million of the Facility proceeds were used to prepay the existing senior Loan and Security Agreement (“LSA”) with Hercules Technology III, L.P. (“Hercules”) and the 10% related party subordinated debt (the “Note”) that was otherwise payable in 2016 and 2017. This Facility was amended on June 1, 2017 to provide a one-year deferral, with an option for a second year of deferral, of the first year accrued interest of $6.6 million, provided that we meet certain sales revenue targets and obtain FDA approval of certain of our product candidates on or before the PDUFA goal date (the “Amendment”). Before the Amendment, this accrued interest had been deferred until June 1, 2017 per the terms of the Facility. We have issued two senior secured convertible notes for the $6.6 million of accrued interest bearing interest at 12.95%. Deerfield has an option to convert these notes into our common stock.

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

Other income (expense), net

Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. The first sale-leaseback financings occurred in five separate transactions in 2013 and 2014, each with a 42-month lease term. The gains on the transactions are being recognized on a straight-line basis over the respective 42-month lease term. In February 2017, we entered into an additional agreement for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Under this agreement, we entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The February sale resulted in net gains of $14,000 which has been deferred and is being amortized over the 36-month term of the lease. There was no gain or loss on the June 2017 sale. (See Notes 6 and 13 to the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details). Other income and expense also includes interest earned, accretion and gains on our cash and cash equivalents and short-term investments and changes resulting from the remeasurement of the fair value of our earnout and derivative liabilities. The primary objective of our investment policy is liquidity and capital preservation.

RESULTS OF OPERATIONS

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues

The following table summarizes our revenues for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Product	$4,909	$1,485	$3,424	230.6%

Total product revenues were approximately $4.9 million for the three months ended June 30, 2017, an increase of $3.4 million or 230.6% from the $1.5 million for the three months ended June 30, 2016. The increase was due to $4.2 million of net sales for the three months ended June 30, 2017 for dispensed patient prescriptions of our Adzenys XR-ODT, versus $48,000 of net sales in 2016 following the May 16, 2016 launch. Net sales of $0.7 million of our generic Tussionex were $0.7 million lower than the $1.4 million for the three months ended June 30, 2016 primarily due to lower reorders from our largest customer and competitive pricing pressures for this product.

We have a limited sales history for Adzenys XR-ODT and no sales history for Cotempla XR-ODT and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Cost of goods sold	$2,576	$2,343	$233	9.9%

The total cost of goods sold was $2.6 million for the three months ended June 30, 2017, an increase of approximately $0.3 million or 9.9%, from the $2.3 million for the three months ended June 30, 2016. This increase was primarily due to a $0.9 million increase in product costs mainly due to sales of Adzenys XR-ODT in 2017 which launched on May 16, 2016, offset by a $0.3 million decrease in product costs associated with the lower sales of our generic Tussionex and a $0.2 million increase in indirect salary and benefit costs for the additional personnel associated with the Adzenys XR-ODT production. Other cost of goods sold decreased by $0.3 million principally due to a reduction in inventory reserves and a $0.2 million decrease in the regulatory drug fees, partially offset by a $0.2 million increase in royalties accrued on the net sales of Adzenys XR-ODT in 2017 (see Note 12). Depreciation decreased by $0.2 million due to expensing costs associated with the pre-PDUFA approval manufacturing of Cotempla XR-ODT to research and development.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Research and development expenses	$3,692	$3,748	$(56)	(1.5)%

Research and development expenses were $3.7 million for the three months ended June 30, 2017, a decrease of approximately $0.1 million or 1.5%, from the $3.7 million for the three months ended June 30, 2016. This decrease was primarily due to a $1.1 million decline in clinical expenses due to completion in 2016 of studies for NT-0201 and Cotempla XR-ODT and a $0.4 million decrease in research and development payroll, partially offset by a $1.3 million increase in research and development supplies associated with the pre-PDUFA approval manufacturing of Cotempla XR-ODT and materials and a $0.1 million increase in legal fees associated with our patents.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Selling and marketing	$11,706	$16,229	$(4,523)	(27.9)%

The total selling and marketing expenses were $11.7 million for the three months ended June 30, 2017, a decrease of $4.5 million or 27.9%, from the $16.2 million for the three months ended June 30, 2016. Selling and marketing professional services in support of Adzenys XR-ODT, exclusive of commercial sales organization costs, decreased by $5.0 million, primarily due to a $4.5 million decrease in advertising agency fees and other costs due to higher expenses in 2016 for the Adzenys XR-ODT launch. This decrease was offset by a $0.5 million increase primarily in sales force incentive compensation in 2017.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

General and administrative	$3,316	$3,169	$147	4.6%

The total general and administrative expenses were $3.3 million for the three months ended June 30, 2017, an increase of approximately $0.1 million or 4.6%, from the $3.2 million for the three months ended June 30, 2016.  This increase was primarily due to a $0.3 million increase in salary and compensation expense primarily due to additional corporate personnel to handle the increased compliance costs. This increase was partially offset by a $0.2 million decrease in professional fees, comprised primarily of a $0.1 million decrease in business development expenses and a $0.1 million decrease in computer supplies costs. Legal service costs of $0.5 million were incurred in 2017, primarily for patent defense costs, which were offset by the approximately $0.5 million of legal costs incurred in 2016, principally for the costs of corporate financings.

Interest expense

The following table summarizes interest expense for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Interest expense	$2,390	$2,791	$(401)	(14.4)%

The total interest expense was $2.4 million for the three months ended June 30, 2017, a decrease of $0.4 million or 14.4%, from the $2.8 million for the three months ended June 30, 2016. In 2016, the early prepayment of the LSA resulted in a $1.2 million loss on debt extinguishment due to recording the $0.2 million LSA prepayment charge, writing off the $0.5 million of unamortized LSA end of term charge and the $0.5 million of unamortized LSA loan costs. Interest on debt was $0.8 million higher due to the higher net debt balance in 2017 and interest expense related to the additional debt discounts recorded in June 2017 as a result of the modification of the Facility debt (see Note 7 to the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details).

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Other income, net	$97	$256	$(159)	(62.1)%

Other income, net was $0.1 million for the three months ended June 30, 2017, a decrease of $0.2 million or 62.1%, from the $0.3 million of net income for the three months ended June 30, 2016. This decrease was primarily due to a $0.2 million decrease in the amortization of the gain on the sale-leasebacks mainly due to the expiration in July 2016 and April 2017 of the two February 2013 leases and the November 2013 lease for $3.5 million and $1.0 million of assets, respectively.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues

The following table summarizes our revenues for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Product	$10,536	$4,068	$6,468	159.0%

Total product revenues were $10.5 million for the six months ended June 30, 2017, an increase of approximately $6.5 million or 159.0% from the $4.1 million for the six months ended June 30, 2016. The increase was primarily due to $7.3 million of net sales for dispensed patient prescriptions of our Adzenys XR-ODT, which was launched May 16, 2016, and had $48,000 of net sales for the six months ended June 30, 2016. Net sales of $3.2 million of our generic Tussionex decreased by $0.8 million from $4.0 million for the six months ended June 30, 2016 primarily due to lower reorders from our largest customer in the three months ended June 30, 2017 and competitive pricing pressures for this product.

We have a limited sales history for Adzenys XR-ODT and no sales history for Cotempla XR-ODT and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information.

Cost of goods sold

The following table summarizes our cost of goods sold for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Cost of goods sold	$7,191	$5,099	$2,092	41.0%

The total cost of goods sold was $7.2 million for the six months ended June 30, 2017, an increase of $2.1 million or 41.0%, from the $5.1 million for the six months ended June 30, 2016. This increase was primarily due to a $1.5 million increase in product costs mainly due to sales of Adzenys XR-ODT in 2017 which launched on May 16, 2016 and a $0.8 million increase in indirect salary and benefit costs for the additional personnel associated with the Adzenys XR-ODT production, partially offset by a $0.4 million decrease in depreciation due to expensing of costs associated with the pre-PDUFA approval manufacturing of Cotempla XR-ODT to research and development. In addition, other cost of goods sold increased $0.2 million, principally due to 0.4 million of royalties accrued on the net sales of Adzenys XR-ODT in 2017 (see Note 12), partially offset by a $0.2 million reduction in the regulatory drug fee.

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Research and development expenses	$5,416	$5,724	$(308)	(5.4)%

Research and development expenses were $5.4 million for the six months ended June 30, 2017, a decrease of approximately $0.3 million or 5.4%, from the $5.7 million for the six months ended June 30, 2016. This decrease was primarily due to a $1.2 million decrease in clinical expenses due to completion in 2016 of studies for NT-0201 and Cotempla XR-ODT and an approximately $0.3 million decrease in research and development payroll, partially offset by a $1.1 million increase in research and development supplies and materials associated with the pre-PDUFA approval manufacturing of Cotempla XR-ODT and a $0.1 million increase in legal fees associated with our patents.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Selling and marketing	$22,412	$22,653	$(241)	(1.1)%

The total selling and marketing expenses were $22.4 million for the six months ended June 30, 2017, a decrease of $0.2 million or 1.1%, from the approximately $22.6 million for the six months ended June 30, 2016. Selling and marketing professional services in support of Adzenys XR-ODT, exclusive of commercial sales organization costs, decreased by $4.9 million, primarily due to a $4.6 million reduction in advertising agency costs due to higher costs in 2016 for the Adzenys XR-ODT launch. This decrease was offset by a $4.3 million increase in the commercial sales organization salesforce and sales support costs to commercialize Adzenys XR-ODT as this salesforce and related support were in place for the full six months of 2017, whereas, in the six months ended June 30, 2016, we were in the process of building our salesforce in anticipation of the May 2016 launch of Adzenys XR-ODT. Salary and compensation expense increased $0.4 million, reflecting the build out of our sales and marketing management and infrastructure during 2016 to support the launch of Adzenys XR-ODT.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

General and administrative	$6,854	$6,460	$394	6.1%

The total general and administrative expenses were $6.9 million for the six months ended June 30, 2017, an increase of $0.4 million or 6.1%, from the $6.5 million for the six months ended June 30, 2016. Salary and compensation expense increased $0.6 million, primarily due to an increase in compensation related to share-based payments. This increase was partially offset by a $0.2 million decrease in professional fees, comprised primarily of a $0.2 million decrease in accounting, audit and Sarbanes-Oxley Act of 2002 (“SOX”) compliance costs. Legal service costs of $1.0 million were incurred in 2017, primarily for patent defense costs, which were offset by the $1.0 million of legal costs incurred in 2016, principally for the costs of corporate financings.

Interest expense

The following table summarizes interest expense for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Interest expense	$4,602	$3,804	$798	21.0%

The total interest expense was $4.6 million for the six months ended June 30, 2017, an increase of $0.8 million or 21.0%, from the $3.8 million for the six months ended June 30, 2016. Of this increase, the early prepayment of the LSA in 2016 resulted in a $1.2 million loss on debt extinguishment due to recording the $0.2 million LSA prepayment charge, writing off the $0.5 million of unamortized LSA end of term charge and the $0.5 million of unamortized LSA loan discount. Interest on debt was $2.1 million higher due to the higher net debt balance in 2017 and interest expense related to the additional debt discounts recorded in June 2017 as a result of the modification of the Facility (see Note 7 to the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details), partially offset by a $0.1 million decrease in capital lease interest due to the expiration of the 2013 leases.

Other income (expense), net

The following table summarizes our other income (expense) for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
		(in thousands)

Other income, net	$175	$519	$(344)	(66.3)%

Other income, net was $0.2 million for the six months ended June 30, 2017, a decrease of $0.3 million or 66.3%, from the $0.5 million of net other income for the six months ended June 30, 2016. This decrease was primarily due to an approximately $0.3 million decrease in the amortization of the gain on the sale-leasebacks mainly due to the expiration in July 2016 and April 2017 of the two February 2013 leases and the November 2013 lease for $3.5 million and $1.0 million of assets, respectively.

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

On May 11, 2016, we entered into a $60 million senior secured credit Facility with Deerfield as lender. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% Note, which were otherwise payable in 2016 and 2017. Principal on the Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year.

We had an option, which we exercised, to defer payment of each of the first four interest payments under the Facility, adding such amounts to the outstanding loan principal. The aggregate $6.6 million in deferred interest payments (“Accrued Interest”) was to be paid in cash on June 1, 2017.

On June 1, 2017 (the “Amendment Date”), we entered into the First Amendment (the “Amendment”) to the Facility with Deerfield which extended the date to repay the Accrued Interest under the Facility to June 1, 2018 (the “PIK Maturity Date”), which may be extended to June 1, 2019 at our election if certain conditions have been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the form of Senior Secured Convertible Notes (the “Convertible Notes”) issued to Deerfield on the Amendment Date. Interest is due quarterly at a rate of 12.95% per year.

The $6.6 million of Convertible Notes may be converted into shares of our common stock at the noteholder’s option at any time up to the close of business on the date that is five days prior to the PIK Maturity Date. The per share conversion price will be the greater of (A) 95% of the average of the volume weighted average prices per share of our common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (B) $7.00. On June 30, 2017, we filed a registration statement with the SEC registering 940,924 shares of our common stock, the maximum number of shares of our common stock which would be issued upon conversion of the Convertible Notes assuming the lowest possible conversion price of $7.00 per share, and such registration statement was declared effective by the SEC on July 11, 2017.

In February 2017, we entered into an agreement with a related party for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Each lease under this master agreement will be for an initial term of 36 months and will have a bargain purchase option at the end of the respective lease. Under this agreement, we entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively.

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

On June 30, 2017, we closed an underwritten public offering of 4,800,000 shares of our common stock at a price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. We also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of our common stock which the underwriters exercised in full on July 26, 2017. The net proceeds to us from this offering, after deducting offering expenses payable by us, were approximately $34.3 million.

The shares of common stock for both the June 2017 and February 2017 offerings were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by us on August 1, 2016, and declared effective by the SEC on August 12, 2016. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”).  We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “Sales Agreement”). During the three-month period ended March 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share in February for gross proceeds of $3.7 million and net proceeds of $3.6 million after paying compensation to the sales agent of $0.1 million. No sales have been made under the Sales Agreement during the three-month period ended June 30, 2017.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of June 30, 2017, we had $57.4 million in cash and cash equivalents and $21.3 million in short-term investments. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months after filing this Quarterly Report on Form 10-Q.

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

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)

Net cash (used in) provided by:
Net cash used in operating activities	$(22,255)	$(31,604)	$9,349
Net cash used in investing activities	(4,403)	(41,492)	37,098
Net cash provided by financing activities	59,668	24,219	35,449

Net increase (decrease) in cash and cash equivalents	$33,010	$(48,877)	$81,887

Cash used in operating activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including deferred interest on debt, share-based compensation expense, depreciation expense, amortization of intangible assets and patents and amortization of senior debt fees.

Net cash used in operating activities was $22.3 million and $31.6 million for the six months ended June 30, 2017 and 2016, respectively. The approximately $9.3 million decrease in net cash used from operating activities was due to the $3.5 million decrease in our net losses, as discussed in “Results of Operations” above, a $5.1 million increase in the provision of cash from working capital changes and a $0.7 million increase in noncash items.

The increase in cash provided by working capital changes resulted primarily from the following increased provisions of cash: $2.2 million for accounts receivable due to the seasonal decrease in sales of our generic Tussionex in 2017, $1.6 million from decreased change in inventories due to expensing costs associated with the pre-PDUFA approval manufacturing of Cotempla XR-ODT to research and development, $0.9 million for the deferred commercial sales organization costs as the ongoing operations contract commenced in March 2016, $0.6 million increase from the increase in Adzenys XR-ODT deferred revenue and $0.6 million from other assets as prior year advance deposits on packaging equipment, prelaunch training meetings and the bioequivalence clinical trial for Cotempla XR-ODT exceeded the current year prepayments and deferred wholesaler and distributor fees. These increased provisions were partially offset by a $0.8 million increased cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments.

The increase in noncash items was principally due to a $1.4 million increase in deferred interest on debt and a $0.5 million increase in share-based compensation expense, partially offset by a $0.3 million decrease in depreciation and amortization expense primarily due to the expiration of the 2013 sale-leasebacks and a $0.9 million decrease resulting from the 2016 loss on debt extinguishment due to the early repayment of the Facility and the Note.

Cash used in investing activities

Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash used in investing activities was $4.4 million for the six months ended June 30, 2017 primarily due to the $26.8 million purchase of short-term investments and $1.8 million of capital expenditures principally for production equipment, partially offset by the $21.0 million of sales and maturities of short-term investments and $3.2 million of proceeds from the sale-leaseback of equipment. Net cash used by investing activities was $41.5 million for the six months ended June 30, 2016 primarily due to the $38.2 million net purchase of short term investments, $2.7 million of capital expenditures principally for equipment to be used in the production and testing of our products and, if approved, our other product candidates and a new ERP system and $0.6 million of intangible asset expenditures, principally for fees related to a license associated with the commercialization of Adzenys XR-ODT.

Cash provided by financing activities

Net cash provided by financing activities of $62.9 million in the six months ended June 30, 2017 principally included $60.1 million of proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs, partially offset by $0.4 million of principal payments under the sales-leasebacks. Net cash provided by financing activities of $24.2 million in the six months ended June 30, 2016 resulted from proceeds of $60.0 million from the issuance of notes to Deerfield, partially offset by a $1.4 yield enhancement fee paid to Deerfield and $0.2 million of legal fees, the full repayment of the $25.0 million of principal under the LSA and $7.2 million of principal and interest under the related party loan, a $1.1 million end of term charge payment and $0.9 million of principal payments under the sales leasebacks.

Credit facilities

On May 11, 2016, we entered into a $60 million senior secured credit Facility with Deerfield. Approximately $33 million of the proceeds was used to repay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% amended and restated subordinated Note that was issued by us to Essex which was to mature in March 2017, which were otherwise payable in 2016 and 2017. Principal on the Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. In connection with the Facility, we paid a $1,350,000 yield enhancement fee to Deerfield and approximately $0.2 million of legal fees. Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million.

We had an option, which we exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million Accrued Interest was to be paid in cash on June 1, 2017.

On June 1, 2017, we entered into the Amendment to the Facility which extended the PIK Maturity Date to June 1, 2018, which may be extended to June 1, 2019 at our election if certain conditions have been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the form of senior secured convertible notes issued to Deerfield on the Amendment Date. Interest is due quarterly at a rate of 12.95% per year.

The $6.6 million of Convertible Notes may be converted into shares of our common stock at Deerfield’s option at any time up to the close of business on the date that is five days prior to the PIK Maturity Date. The per share conversion price will be the greater of (A) 95% of the average of the volume weighted average prices per share of our common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (B) $7.00. On June 30, 2017, we filed a registration statement with the SEC registering 940,924 shares, the maximum number of shares of our common stock which would be issued upon conversion of the Convertible Notes assuming the lowest possible conversion price of $7.00 per share, and such registration was declared effective by the SEC on July 11, 2017. Deerfield cannot own more than 9.985% of our outstanding shares at any one time, and the aggregate conversion cannot exceed 19.9% of our outstanding common stock as of June 1, 2017.

The principal amount of the Convertible Notes issued under the Amendment and all accrued and unpaid interest thereon shall become due and payable upon written notice from the Deerfield, and if either (a) we do not meet certain quarterly sales milestones specified in the Amendment or (b) we have not received and publicly announced FDA approval of the new drug applications on or before the applicable PDUFA goal date as set forth on the schedules to Amendment. Per the Amendment, we will prepay all of the outstanding obligations under the Facility and the Convertible Notes upon the occurrence of a change in control or a sale of substantially all of our assets and liabilities. The Amendment increased the staggered prepayment fees for prepayments due upon a change of control or any other prepayment made or required to be made by us by 300 basis points from June 1, 2017 through the period ending prior to May 11, 2020 for the change in control prepayment fees and through the period ending prior to May 11, 2022 for any other prepayments, respectively (the “Prepayment Premiums”). Such Prepayment Premiums, as amended, range from 12.75% to 2%.

Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility, also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of June 30, 2017, we were in compliance with the covenants under the Facility and the Convertible Notes.

We had a Note in the aggregate principal amount of $5.9 million that was issued by us to Essex which was to mature in March 2017.  Interest was to be accrued and added to the principal balance until such time as we achieved positive EBITDA for three consecutive months.  During the three and six months ended June 30, 2016, interest expense of $87,000 and $263,000, respectively, was accrued.  The $5.9 million Note and the related $1.3 million of accrued interest were repaid on May 11, 2016 with proceeds from the Facility as mentioned above.

During the six months ended June 30, 2017 and the years ended December 31, 2014 and 2013, we entered into agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $3.2 million, $795,000 and $5.5 million, respectively, with bargain purchase options at the end of each respective lease, all of which are classified as capital leases. The two February 2013 leases for a total of $3.5 million of assets expired in July 2016, the July 2013 lease for a total of $1.0 million of assets expired in December 2016, the November 2013 lease for a total of $1.0 million of assets expired in April 2017 and all lease buy-out liabilities were satisfied. The approximate imputed interest rate on these leases is 14.9%, 14.5% and 14.5%, respectively. See “-Contractual Commitments and Obligations” below for future payments under these leases.

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

On June 30, 2017, we closed an underwritten public offering of 4,800,000 shares of our common stock at a price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. We also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of our common stock which the underwriters exercised in full on July 26, 2017. The net proceeds to us from this offering, after deducting offering expenses payable by us, were approximately $34.3 million.

During the three-month period ended March 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement at an average sale price of approximately $5.01 per share. No sales have been made under the Sales Agreement during the three-month period ended June 30, 2017. As of July 26, 2017, $58.0 million of our common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $36.2 million of common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all, or that we will be able to successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT or, if approved, our product candidates. In addition, we may not be profitable even if we succeed in commercializing Adzenys XR-ODT, Cotempla XR-ODT or, if approved, any of our product candidates. We expect to continue to incur operating losses over the next several years as we seek regulatory approval for our product candidates and build and operate commercial infrastructure to support sales and marketing of Adzenys XR-ODT and Cotempla XR-ODT and, if approved, our product candidates. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our anticipated operating requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

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

We may not generate a sufficient amount of product revenues from sales of Adzenys XR-ODT and Cotempla XR-ODT to finance our cash requirements. Until we obtain regulatory approval to market our product candidates, if ever, we cannot generate revenues from sales of those products. Even if we are able to sell our products, including Adzenys XR-ODT and Cotempla XR-ODT, we may not generate a sufficient amount of product revenues to finance our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and equity financings and/or entrance into product and technology collaboration agreements or licenses and asset sales. There can be no assurance that additional capital will be available when needed on acceptable terms, or at all. The issuance of equity securities may result in dilution to stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to those of our common stock and the terms of the debt securities could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to scale back our commercial operations or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

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

We have a limited sales history for Adzenys XR-ODT and no sales history for Cotempla XR-ODT, and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT dispensed using an analysis of third-party information.

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

Net product sales

Net product sales for our products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, prompt payment discounts, wholesaler fees and estimated allowances for product returns, rebates and chargebacks to be incurred on the selling price of the respective product sales. Wholesale distribution fees based on definitive contractual agreements are incurred on the management of these products by wholesalers and are recorded within net sales for our generic Tussionex and as deferred wholesale distribution fees in other current assets for Adzenys XR-ODT. The deferred wholesale distribution fees for Adzenys XR-ODT are later recorded within net product sales when revenue associated with those fees is recognized. We estimate and record gross to net sales adjustments for product returns, rebates and chargebacks based upon analysis of third-party information, including information obtained from our third party logistics providers (“3PLs”), with respect to its inventory levels and sell-through to the wholesalers’ customers, for savings offers from data available from third parties regarding savings offers processed for prescriptions written for our products, and, for our generic Tussionex, experience reported by our previous commercialization partners. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns and claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Wholesale distribution fees and the allowance for prompt pay discounts are recorded at the time of shipment and such fees and allowances and all other accruals are recorded in the same period that the related revenue is recognized.

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

Until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable, pre-launch inventories are expensed into research and development. Manufacturing costs for the production of Adzenys XR-ODT incurred after the January 27, 2016 FDA approval date are being capitalized into inventory and manufacturing costs for the production of Cotempla XR-ODT incurred after June 30, 2017, following the FDA approval date of June 19, 2017, will be capitalized into inventory.

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

Share-based compensation expense

Share-based compensation awards, including grants of employee stock options and restricted stock and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of our share-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the previous lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, prior to the IPO, we have historically utilized third party valuation analyses to determine the fair value.

Under new guidance for accounting for share-based payments, we have elected to continue estimating forfeitures at the time of grant and, if necessary, revise the estimate in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest. The adoption of this standard in 2017 did not have a material impact on our business, financial position, results of operations or liquidity.

We calculated the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. As a formerly private company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for stock option awards was based on the historical volatility of a representative peer group of comparable companies’ selected using publicly available industry and market capitalization data. The risk-free rate was based on the U.S. Treasury yield curve in effect commensurate with the expected life assumption. The average expected life of stock options was determined according to the “simplified method” as described in SAB Topic 110, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. We estimate the fair value of all stock option awards on the grant date by applying the Black-Scholes option pricing valuation model. Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair value of our common stock at the time of each option grant primarily based upon valuations performed by a third party valuation firm. After the closing of our IPO, our board of directors has determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

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

Derivative liabilities:

We evaluate our debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in our financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability and the change in fair value is recorded in other income (expense) in the consolidated results of operations. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

When we have determined that the embedded conversion options should not be bifurcated from their host instruments, we record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption and recorded in interest expense in the consolidated financial statements.

Intangible assets

Intangible assets subject to amortization, which principally include our proprietary modified-release drug delivery technology, the costs to acquire the rights to Tussionex ANDA and patents, are recorded at cost and are amortized over the estimated lives of the assets, which primarily range from 10 to 20 years.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following tables reflect summaries of our estimates of future material contractual obligations as of June 30, 2017. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter
	(In thousands)

Deerfield senior secured facility	$94,586	$15,329	$43,576	$35,681	$—
Capital leases for equipment	4,075	1,447	2,628	—	—
Earnout liability	177	—	—	—	177
Texas facility operating lease	7,616	955	1,935	2,035	2,691
Pennsylvania office space lease	583	148	305	130	—
	$107,037	$17,879	$48,444	$37,846	$2,868

We had borrowed all $60.0 million under the Deerfield Facility as of June 30, 2017. The payments above are inclusive of related interest amounts as of June 30, 2017.

In addition to the commitments shown above, in response to a lawsuit brought against us by Shire for infringement of certain of Shire’s patents, we entered into a settlement agreement and an associated license agreement with Shire for a non-exclusive license to certain patents for certain activities with respect to our NDA No. 204326 for an extended-release orally disintegrating amphetamine Polistirex tablet in July 2014. Under the terms of the license agreement, after receiving regulatory approval by the FDA of our NDA for Adzenys XR-ODT, in the first quarter of 2016, we paid a lump sum, non-refundable license fee of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We are paying a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10Q for further discussion of recent accounting pronouncements.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of June 30, 2017, we had cash and cash equivalents of $57.4 million and short-term investments of $21.3 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents and short-term investments portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

RISKS RELATED TO COMMERCIALIZATION

We are heavily dependent on the success of Adzenys XR-ODT, Cotempla XR-ODT and our product candidate, NT-0201. We have not generated substantial revenues from the sales of Adzenys XR-ODT, any sales revenues from Cotempla XR-ODT or any of our product candidates, and we may never achieve or maintain profitability.

Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR-ODT, Cotempla XR-ODT and, if approved, our product candidates. We have only generated revenues from the sale of our generic Tussionex, contract manufacturing, which contract manufacturing operations were discontinued in 2013, and Adzenys XR-ODT, which we only commenced commercializing in May 2016 and from which we have not generated substantial product sales revenues. We have not generated any revenues from product sales of Cotempla XR-ODT, which we plan to launch in the fall of 2017, or our product candidates and have incurred significant operating losses.

Our ability to generate product revenues is dependent on our ability to successfully commercialize Adzenys XR-ODT, our amphetamine extended-release orally disintegrating tablet (“XR-ODT”), and Cotempla XR-ODT, our methylphenidate XR-ODT, and, if approved, our product candidate, NT-0201, our amphetamine XR liquid suspension, for the treatment of attention deficit hyperactivity disorder, or ADHD, and any other product candidates that we may identify and pursue. Our ability to successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT and our product candidates depends on, among other things, our ability to:

•                  manufacture commercial quantities of Adzenys XR-ODT, Cotempla XR-ODT and, if approved, our product candidates at acceptable cost levels;

•                  successfully establish and maintain sales and marketing capabilities to commercialize Adzenys XR-ODT, Cotempla XR-ODT and, if approved, our product candidates; and

•                  obtain regulatory approvals for NT-0201.

We have and anticipate incurring significant costs associated with commercialization of Adzenys XR-ODT, Cotempla XR-ODT and, if approved, our product candidates. It is possible that we will never have sufficient product sales revenues to achieve profitability.

If our sales and marketing efforts for Adzenys XR-ODT and Cotempla XR-ODT are not successful, and if we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market and sell our other product candidates, if approved, we may be unable to generate significant revenue.

We have only recently completed building an organization for the sale, marketing and distribution of Adzenys XR-ODT which we plan to also use for Cotempla XR-ODT, and there is no guarantee that we will be successful in the commercialization of Adzenys XR-ODT which we launched in May 2016 and Cotempla XR-ODT which we plan to launch in the fall of 2017. We currently have a limited sales history for Adzenys XR-ODT and no sales history for Cotempla XR-ODT. Additionally, we may need to build additional sales, marketing and distribution capabilities for Adzenys XR-ODT, Cotempla XR-ODT or, if approved, NT-0201. Although we have established a focused, specialty sales and marketing organization of approximately 125 representatives to promote our approved products in the United States, these commercialization capabilities for Adzenys XR-ODT have only been recently established, and we may need to expand our sales force if we decide to undertake additional commercialization activities on our own, which will be costly and time-consuming. We cannot be certain that we will reap the benefits of our commercialization efforts of Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201 compared to its cost. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex, and, before launching the commercialization of Adzenys XR-ODT, we had no prior experience in marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals and in the appropriate numbers, generate sufficient sales leads, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

We also intend to enter into strategic partnerships with third parties to commercialize Adzenys XR-ODT, Cotempla XR-ODT and our product candidates outside of the United States and intend to also enter into strategic partnerships with third parties for certain aspects of our commercialization efforts within the United States. We may have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Our business is subject to extensive regulatory requirements, and our approved products and any product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

Even after a product is approved, we will remain subject to ongoing U.S. Food and Drug Administration (“FDA”), and other regulatory requirements governing, among other things, the production, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. The holder of an approved new drug application (“NDA”) is obligated to monitor and report adverse events, or AEs, and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. In addition, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval.

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

The facilities used by us to manufacture our products and product candidates are subject to inspections, including pre-approval inspections following our submission of any NDAs to the FDA. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, in connection with a general cGMP and pre-approval inspection for NT-0201 from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation.

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

The commercial success of Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201, depends upon attaining market acceptance by physicians, patients, third-party payors and the medical community.

To date, we have expended significant time, resources, and effort on the development of Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, and a substantial majority of our resources are now focused on the commercialization in the United States of Adzenys XR-ODT, which commenced on May 16, 2016, and the commercial launches of Cotempla XR-ODT and, if approved, NT-0201. Accordingly, our ability to generate significant product revenue will depend almost entirely on our ability to successfully commercialize Adzenys XR-ODT, launch and commercialize Cotempla XR-ODT and to obtain final marketing approval for and successfully launch and commercialize NT-0201. We may not sell NT-0201 in the United States until the FDA grants final marketing approval and, therefore, our planned commercial launch of NT-0201 in the United States could experience unanticipated delays or problems and may be prohibited altogether.

Our ability to successfully commercialize Adzenys XR-ODT, to launch and commercialize Cotempla XR-ODT and, if approved, NT-0201 will depend on, among other things, our ability to:

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

There are no guarantees that we will be successful in completing these tasks. Successful commercialization will also depend on whether we can adequately protect against and effectively respond to any claims by holders of patents and other intellectual property rights that our products infringe their rights, whether any unanticipated adverse effects or unfavorable publicity develops in respect of our products, as well as the emergence of new or existing products as competition, which may be proven to be more clinically effective and cost-effective. If we are unable to successfully complete these tasks, we may not be able to commercialize Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201 in a timely manner, or at all, in which case we may be unable to generate sufficient revenues to sustain and grow our business.

In addition, we have begun, and will need to continue, investing substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel to support the commercialization of Adzenys XR-ODT which commenced on May 16, 2016 and the planned commercial launch of Cotempla XR-ODT and, if approved, NT-0201. We have committed and will continue to commit these additional resources prior to obtaining final approval of NT-0201 from the FDA. If we are unable to successfully obtain final FDA approval of any of our product candidates or complete these activities, or experience unanticipated delays or problems, our costs could substantially increase and our business, financial condition and results of operations will be adversely affected. In addition, we have certain revenue expectations with respect to the sale of Adzenys XR-ODT and Cotempla XR-ODT and, if approved, NT-0201. If we cannot successfully commercialize and achieve those revenue expectations with respect to Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201, our anticipated revenues and liquidity will be materially adversely impacted.

Moreover, even if we are able to commercialize Adzenys XR-ODT and timely launch Cotempla XR-ODT or, if approved, NT-0201, their continued commercial success may be largely dependent on the capability of third-party collaborators. Such third-party collaborators may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. In addition, if any of our manufacturing or collaboration partners fail to effectively perform under our arrangements for any reason, we may not be able to find a suitable replacement partner on a timely basis or on acceptable terms.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Shire under the brand names Adderall XR and Vyvanse and Tris Pharmaceuticals, or Tris, under the brand name Dyanavel XR, a liquid suspension, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, by Pfizer under the brand name Quillivant XR, a reconstituted liquid suspension, and QuilliChew ER, a chewable formulation, Rhodes Pharmaceuticals under the brand name Aptensio XR, a capsule, and by Novartis under the brand names Focalin XR and Ritalin LA. In addition, Shire has announced it plans to make its long acting amphetamine product, Mydayis, commercially available in the third quarter of 2017. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Shire, Noven, Alcobra, Highland Therapeutics, Sunovian, Kem Pharm and Neurovance.

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

•                  the price of our products and product candidates that receive regulatory approval, including in comparison to branded or generic competitors;

•                  the efficacy and safety of our products and product candidates, including as relative to marketed products and product candidates in development by third parties;

•                  the ability to manufacture on a cost-effective basis and sell commercial quantities of our products and product candidates that receive regulatory approval;

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

If our competitors market products that are more effective, safer or less expensive than our products, if any, or that reach the market sooner than our products, if any, we may enter the market too late in the cycle and may not achieve commercial success, or we may have to reduce our price, which would impact our ability to generate revenue and obtain profitability. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because we have limited research and development capabilities, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

If we are unable to differentiate our products or product candidates from branded drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, our ability to successfully commercialize such product or product candidates would be adversely affected.

We expect to compete against branded drugs and to compete with their generic counterparts that will be sold for a lower price. Although we believe that our products and product candidates will be differentiated from branded drugs and their generic counterparts, if any, including through clinical efficacy or through improved patient compliance and ease of administration, it is possible that such differentiation will not impact our market position. If we are unable to achieve significant differentiation for our products and product candidates against other drugs, the opportunity for our products and, if approved, product candidates to achieve premium pricing and be commercialized successfully would be adversely affected.

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

Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product, such as Adzenys XR-ODT, Cotempla XR-ODT or, if approved, NT-0201 can be lost to the generic version. Accordingly, competition from generic equivalents to our product candidates would materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our product candidates.

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

We are subject to extensive regulation in connection with the preparation and manufacture of our products, product candidates and potential product candidates for clinical trials and commercial sale. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products and product candidates that may not be detectable in final product testing. The development, manufacture, supply, and distribution of our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201 as well as any of our future potential product candidates, are highly regulated processes and technically complex. We, along with our third-party suppliers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of

Adzenys XR-ODT, Cotempla XR-ODT and , if approved, NT-0201 is a regulated drug product and subject to DEA regulation, we have had to, and will continue to, need to secure state licenses from each state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

We must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to applicable parts of the FDA’s Good Laboratory Practices, or GLP, and cGMP requirements enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure to comply with cGMP requirements or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. Additionally, in connection with a general cGMP and pre-approval inspection for NT-0201 from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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

Our approved NDAs for Adzenys XR-ODT and Cotempla XR-ODT and the NDA we submitted for NT-0201, include our proposed manufacturing process for each product candidate. Any change to our manufacturing process, facilities or suppliers could require that we supplement our approved NDA and amend any pending NDA. Also, because of our proprietary processes for manufacturing our product candidates, we cannot immediately transfer manufacturing activities for Adzenys XR-ODT, Cotempla XR-ODT, NT-0201 or our generic Tussionex to an alternate supplier, and a change of facilities would be a time-consuming and costly endeavor. This would also require us to supplement or amend our NDA filings to include the change of manufacturing site.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products and product candidates, cause us to incur higher costs and prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of components and APIs on a timely basis and at commercially reasonable prices, including if our suppliers did not receive adequate DEA quotas for the supply of certain scheduled components, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, commercialization of Adzenys XR-ODT, our generic Tussionex, the planned commercial launch of Cotempla XR-ODT, and, if approved, our branded product candidates and clinical trials of future potential product candidates, may be delayed or we could lose potential revenue and our business, financial condition, results of operation and reputation could be adversely affected.

If we fail to produce our products or product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face penalties from wholesalers and contracted retailers of our products and delays in the development and commercialization of our product candidates.

We currently depend on third-party suppliers for the supply of the APIs for our products and product candidates, including drug substance for nonclinical research, clinical trials and commercialization. For Adzenys XR-ODT, Cotempla XR-ODT, NT-0201 and our generic Tussionex, we currently rely on single suppliers for raw materials including APIs, which we use to manufacture, produce and package final dosage forms. In particular, we have an exclusive supply agreement with Coating Place, Inc. (“CPI”), pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We are subject to penalties from wholesalers and contracted retailers if we do not deliver our generic Tussionex in quantities that meet their demand, and in the future we may enter into agreements with similar penalties for Adzenys XR-ODT and Cotempla XR-ODT and, if approved, NT-0201. Any such delays could trigger these penalty provisions, which would have a negative impact on our business.

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

Manufacturers of pharmaceutical products need to comply with cGMP requirements enforced by the FDA through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such products or product candidate or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical developments, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our product candidates. The FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, in connection with a general cGMP and pre-approval inspection for NT-0201 from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation.

If we fail to manufacture Adzenys XR-ODT, Cotempla XR-ODT or, if approved, NT-0201 in sufficient quantities and at acceptable quality and pricing levels, or fail to obtain adequate DEA quotas for controlled substances, or to fully comply with cGMP regulations, we may face delays in the commercialization of this product or our product candidates or be unable to meet market demand, and may be unable to generate potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. In order to meet anticipated demand for Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201 we have installed specialized processing equipment in our Grand Prairie, Texas facilities, which we believe will produce sufficient quantities of Adzenys XR-ODT and Cotempla XR-ODT and, if approved, NT-0201, for commercialization. We purchase raw materials and components from various suppliers in order to manufacture Adzenys XR-ODT, Cotempla XR-ODT and NT-0201. If we are unable to source the required raw materials from our suppliers, or if we do not obtain DEA quotas or receive inadequate DEA quotas, we may experience delays in manufacturing Adzenys XR-ODT, Cotempla XR-ODT and NT-0201, and may not be able to meet our customers’ demands for Adzenys XR-ODT, Cotempla XR-ODT and NT-0201.

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

If we are unable to produce the required commercial quantities of Adzenys XR-ODT, Cotempla XR-ODT or, if approved, NT-0201 to meet market demand for Adzenys XR-ODT, Cotempla XR-ODT and NT-0201 on a timely basis or at all, or if we fail to comply with applicable laws for the manufacturing of Adzenys XR-ODT, Cotempla XR-ODT or, if approved, NT-0201, we will suffer damage to our reputation and commercial prospects and we will be unable to generate potential revenues.

If we are unable to support demand for Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201 and any future product candidates, including ensuring that we have adequate capacity to meet increased demand, or we are unable to successfully manage the evolution of our drug delivery technology platform, our business could suffer.

As our volume grows, we will need to continue to increase our workflow capacity for customer service, improve our billing and general process, expand our internal quality assurance program and extend our platform to support product production at a larger scale within expected turnaround times. We may need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201. Portions of our process are not automated and will require additional personnel to scale. We may also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our facilities to accommodate such required expansion.

As additional products, such as Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201, are commercialized, we will need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.

If our sole facility becomes damaged or inoperable or we are required to vacate our facility, our ability to manufacture Adzenys XR-ODT, Cotempla XR-ODT, our generic Tussionex and, if approved, our product candidates for commercialization, or future potential product candidates for clinical development, may be jeopardized. Our inability to continue manufacturing adequate supplies of Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201, could adversely affect our ability to generate revenues.

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

We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all. An inability to continue manufacturing adequate supplies of Adzenys XR-ODT, Cotempla XR-ODT, NT-0201 or our generic Tussionex at our Grand Prairie, Texas facilities could result in a disruption in the supply of Adzenys XR-ODT, and Cotempla XR-ODT, and, if approved, NT-0201, or our generic Tussionex, to physicians and pharmacies, which would adversely affect our ability to generate revenues.

If other patient-friendly forms of extended-release amphetamine or methylphenidate products are approved and successfully commercialized, especially if approved before we can successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT or, if approved, NT-0201, our business would be materially harmed.

Other third parties may seek approval to manufacture and market their own versions of extended-release amphetamine or methylphenidate in patient-friendly dosage forms for the treatment of ADHD in the United States. If any of these parties obtain FDA approval of such a competitive product before we do, they may be entitled to three years of marketing exclusivity. Such exclusivity would, for example, delay the commercialization of NT-0201 and, as a result, we may never achieve significant market share for this product. Consequently, revenues from product sales of these products would be similarly delayed and our business, including our development programs, and growth prospects would suffer. Even if any of our product candidates are approved before a competitor, we may not be entitled to any marketing exclusivity and, other than under circumstances in which third parties may infringe or are infringing our patents, we may not be able to prevent the submission or approval of another full NDA for any competitor’s product candidate.

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

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for our products or, if approved, product candidates their commercial success may be severely hindered.

Successful sales of our products and any product candidates that receive regulatory approval depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201, will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

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

RISKS RELATED TO THE CLINICAL DEVELOPMENT, REGULATORY REVIEW AND APPROVAL OF OUR PRODUCT CANDIDATES

We are heavily dependent on the success of our product candidates. We cannot give any assurance that we will receive regulatory approval for NT-0201 or any other product candidates, which is necessary before they can be commercialized.

Our business and future success are substantially dependent on our ability to timely obtain regulatory approval for and commercialize NT-0201 for the treatment of ADHD, and any other product candidates that we may identify and pursue. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. Satisfaction of regulatory requirements can be protracted, is dependent upon the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources. We cannot predict whether we will obtain regulatory approval to commercialize our product candidates, and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. Any delay or setback in the regulatory approval or commercialization of any of these product candidates could adversely affect our business.

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

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

•                  could determine that we cannot rely on the 505(b)(2) regulatory approval pathway for NT-0201 or any other product candidate that we may identify and develop;

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

•                  may determine that we inappropriately relied on a certain listed drug or drugs for our 505(b)(2) NDA or that approval of our applications for NT-0201 or any other product candidate is blocked by patent or non-patent exclusivity of the listed drug or drugs;

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

Our product candidates have been or will be submitted to the FDA for approval under 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. An NDA under 505(b)(2) would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for the previously approved drug.

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

Our approved products and product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance, or result in significant negative consequences following marketing approval, if any.

As with many pharmaceutical products, treatment with our products or product candidates may produce undesirable side effects or adverse reactions or events. Although our products and product candidates contain active ingredients that have already been approved, meaning that the side effects arising from the use of the active ingredient or class of drug in our product candidates is generally known, our products or product candidates still may cause undesirable side effects. These could be attributed to the active ingredient or class of drug or to our unique formulation of such products or product candidates, or other potentially harmful characteristics. Such characteristics could cause us, IRBs, clinical trial sites, the FDA or other regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label, if the product candidate is approved, or the delay, denial or withdrawal of regulatory approval, which may harm our business, financial condition and prospects significantly.

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

Our company has limited operating history commercializing branded products. To date, we have focused primarily on developing Adzenys XR-ODT, Cotempla XR-ODT and our product candidate, NT-0201. Adzenys XR-ODT requires and Cotempla XR-ODT will require substantial additional resources as we implement commercialization strategies and begin generating substantial revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, Cotempla XR-ODT, if any, NT-0201, if approved, or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $35.8 million for the six months ended June 30, 2017, and $83.3 million and $30.8 million for the years ended December 31, 2016 and 2015, respectively. As of June 30, 2017 and December 31, 2016, we had accumulated deficits of $235.9 million and $200.1 million, respectively. We have devoted most of our financial resources to implementation of our commercialization strategies, manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and operate a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing future potential product candidates, conducting clinical trials, establishing raw material supplier relationships and manufacturing and marketing drugs are expensive and uncertain processes. Although we believe our cash, cash equivalents and marketable securities and anticipated future product revenues, will be sufficient to allow us to fund the commercialization of Adzenys XR-ODT and Cotempla XR-ODT, we may need to obtain additional capital through equity offerings, debt financing, payments under new or existing licensing and research and development collaboration agreements, or any combination thereof, in order to become cash flow positive and to develop and commercialize additional product candidates. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•                  the costs of establishing and operating sales, marketing, distribution and commercial manufacturing capabilities for Adzenys XR-ODT, Cotempla XR-ODT, and, if approved, NT-0201 and any other potential product candidates;

•                  our ability to successfully commercialize Adzenys XR-ODT, to successfully launch Cotempla XR-ODT and, if approved, to successfully launch NT-0201, and to continue to increase the level of sales in the marketplace;

•                  the timing of any regulatory approvals of NT-0201;

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

On May 11, 2016, we entered into a $60 million senior secured credit facility with Deerfield as lender. Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017. Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2022, with a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. All obligations under our credit facility are secured by substantially all of our existing property and assets subject to certain exceptions. In addition, on June 1, 2017, we entered into an amendment to the senior secured credit facility with Deerfield as lender, which extended the date to repay approximately $6.6 million in accrued interest to June 1, 2018.  The $6.6 million in accrued interest shall become due and payable upon written notice from Deerfield if we fail to meet certain quarterly sales milestones or we fail to receive certain FDA regulatory approvals. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of June 30, 2017 and December 31, 2016, we had accumulated deficits of $235.9 million and $200.1 million, respectively. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our credit facility with Deerfield. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from such cyber attacks, including computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could cause interruption of our operations. For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could suffer reputational harm or face litigation or adverse regulatory action and the development of our product candidates could be delayed.

We may rely on third parties to perform many essential services for any products that we commercialize, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize Adzenys XR-ODT, Cotempla XR-ODT or, if approved, NT-0201 will be significantly impacted and we may be subject to regulatory sanctions.

We may retain third-party service providers to perform a variety of functions related to the sale and distribution of Adzenys XR-ODT, Cotempla XR-ODT and, if approved, NT-0201, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management and cash collection. We would substantially rely on these third-party providers to perform services for us. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand may be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient or if they fail to comply with various requirements, we could be subject to regulatory sanctions.

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

Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our products and product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner once our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our NDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our NDA will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit. By way of example, when we initially submitted our Adzenys XR-ODT NDA in December 2012 and in response to our Paragraph IV certification, Shire initiated a lawsuit against us claiming patent infringement against certain of Shire’s patents. We settled with Shire in July 2014. As part of our settlement, among other things, we stipulated that the commercial manufacture, use, selling, offering for sale or importing of Adzenys XR-ODT would infringe on certain Shire patents and that such patent claims are valid and enforceable with respect to our Adzenys XR-ODT NDA, but that such stipulations do not preclude us from filing new regulatory applications containing a Paragraph IV certification citing such patents. We also entered into a non-exclusive license agreement with Shire for certain of Shire’s patents with respect to our Adzenys XR-ODT NDA. Under the terms of the license agreement, upon obtaining FDA approval of our Adzenys XR-ODT NDA, we were required to pay a lump-sum, non-refundable license fee no later than thirty days after receiving such approval and are required to pay a single-digit royalty on net sales of Adzenys XR-ODT during the life of Shire’s patents. In addition, on January 26, 2017, we sent a letter to Shire, notifying Shire that we have made a Paragraph IV certification to the FDA that in our opinion and to the best of our knowledge, the patents owned by Shire that purportedly cover our NT-0201 product candidate are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of NT-0201. On March 6, 2017, we entered into a license agreement with Shire, pursuant to which Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to NT-0201. Under the terms of the agreement, we must pay a lump sum, non-refundable license fee of an amount less than $1.0 million due no later than thirty days after receiving regulatory approval by the FDA of our NDA for NT-0201. We will also pay a single digit royalty on net sales of the NT-0201 during the life of the relevant Shire patents. Additionally, the license agreement contains a covenant from Shire not to file a patent infringement suit against us alleging that NT-0201 infringes the Shire patents.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $15.00 per share, our stock price has ranged from $4.85 to $28.99, through August 4, 2017. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                  any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

•                  failure to successfully execute our commercialization strategy with respect to Adzenys XR-ODT, Cotempla XR-ODT or, if approved, NT-0201, or any other approved potential product candidate in the future;

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

As of March 31, 2017, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 47% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2020, (b) in which we have total annual gross revenue of at least $1 billion (as inflation-adjusted by the SEC from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Unregistered Sales of Equity Securities

On June 1, 2016, we entered into the Amendment to the Facility with Deerfield, which extended the date to repay the Accrued Interest under the Facility. The right to payment of the $6.6 million in Accrued Interest was memorialized in the Convertible Notes issued to Deerfield on June 1, 2016. The Convertible Notes may be converted into shares of our common stock, at the noteholder’s option at any time up to the close of business on the date that is five days prior to the PIK Maturity Date. The per share conversion price will be the greater of (a) 95% of the average of the volume weighted average prices per share of our common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (b) $7.00 (see Note 7 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details).

The Company relied on the exemption from registration contained in Section 4(a)(2) of the Securities Act for the issuance of the Convertible Notes and expect to rely on such exemption or Section 3(a)(9) under the Securities Act for any issuance of shares of our common stock upon conversion.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

10.1	First Amendment to Facility Agreement, dated as of June 1, 2017, by and among Neos Therapeutics, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P. (including schedules and exhibits thereto).	8-K	10.1	6/5/17	001-37508

10.2	Registration Rights Agreement, dated June 1, 2017, by and among Neos Therapeutics, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P.	8-K	10.2	6/5/17	001-37508

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

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

Neos Therapeutics, Inc.

Date:	August 9, 2017	By:	/s/ Vipin Garg
Vipin Garg
President and Chief Executive Officer

Date:	August 9, 2017	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)