Form 10-K
period 2017-12-31
Neos Therapeutics, Inc.
filed 2018-03-16
CIK 1467652

Use these links to rapidly review the document
NEOS THERAPEUTICS, INC. Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2017 Table of Contents
Table of content
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if smaller reporting company	Smaller reporting company ☐ Emerging growth company ☒

           If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

           The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on June 30, 2017 was $194.4 million.

           As of March 12, 2018, there were 28,996,956 shares of the registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Part III incorporates certain information by reference from the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's 2018 Annual Meeting of Stockholders. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2017.

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

  •
  our ability to commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER or develop and commercialize any other future product or product candidate;

  •
  the timing, cost or other aspects of the commercial launch and future sales of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER or any other future product or product candidate;

  •
  our ability to increase our manufacturing and distribution capabilities for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER or any other future product or product candidate;

  •
  the attention deficit hyperactivity disorder patient market size and market adoption of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER by physicians and patients;

  •
  the therapeutic benefits, effectiveness and safety of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER or any other future product or product candidate;

  •
  our expectations regarding the commercial supply of our Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, or any other future products, or our generic Tussionex;

  •
  our ability to receive, and the timing of any receipt of the U.S. Food and Drug Administration, ("FDA"), approvals, or other regulatory action in the United States and elsewhere, for any future product candidate;

  •
  our expectations regarding federal, state and foreign regulatory requirements;

  •
  our entry into the settlement and licensing agreement with Actavis Laboratories FL, Inc. ("Actavis") the effect of our agreement with Actavis on its Abbreviated New Drug Application ("ANDA"), with the FDA for a generic version of Adzenys XR-ODT, and the expected timing of the manufacture and marketing of Actavis's generic version of Adzenys XR-ODT under the ANDA;

  •
  our product research and development activities, including the timing and progress of our clinical trials, and projected expenditures;

  •
  issuance of patents to us by the U.S. Patent and Trademark Office and other governmental patent agencies;

  •
  our ability to achieve profitability;

  •
  our staffing needs; and

  •
  the additional risks, uncertainties and other factors described under the caption "Risk Factors" in this Annual Report on Form 10-K.

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

NEOS THERAPEUTICS, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

PART I

ITEM 1.    Business

Overview

        We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER oral suspension ("Adzenys ER"), for the treatment of attention deficit hyperactivity disorder ("ADHD"). Our products are extended-release ("XR"), medications in patient-friendly, orally disintegrating tablets ("ODT") or liquid suspension dosage forms. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration ("FDA"), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product on May 16, 2016. We received approval from the FDA for Cotempla XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017. We initiated an early experience program with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017. Also, we received approval from the FDA for Adzenys ER, our amphetamine extended-release liquid suspension, on September 15, 2017, and launched the commercialization of this product on February 26, 2018. We believe Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER will address an unmet need by providing more patient- and caregiver-friendly dosing options not previously available to patients in the $9.4 billion market for ADHD-indicated medications.

        Our branded products incorporate two of the most commonly prescribed medications for the treatment of ADHD, methylphenidate and amphetamine. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms of these medications. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market. We expect our patent estate, which we developed internally and which includes composition-of-matter, method-of-manufacture and method-of-use patents and patent applications, some of which are not scheduled to expire until 2032, will provide additional protection for our branded products.

        In 2017, 72.7 million prescriptions for medications with ADHD labeling, and principally in extended-release formulations, were written in the United States. The vast majority of currently available dosage forms for ADHD are tablets and capsules. Despite once-daily dosing of these extended-release formulations, we believe there is a significant opportunity to improve compliance rates. Up to 54% of the pediatric population and 40% of the adult population have reported difficulties with swallowing tablets and capsules. We believe that the inability, difficulty or reluctance of many patients to swallow intact tablets and capsules contributes to diminished compliance rates. Such limitations highlight the need for more convenient dosing options such as ODT or liquids. To our knowledge, we are the only company that has succeeded to date in commercializing an XR-ODT formulation of any ADHD medication, even though ODT are among the most preferred dosage forms of pharmaceutical products. We believe, therefore, there is a significant market opportunity to provide two of the most prescribed medications for ADHD, methylphenidate and amphetamine, in two more convenient and patient-friendly dosage forms, ODT and liquid suspension, which we developed using our proprietary technology platform.

        We are focusing on commercialization in the United States using our own commercial infrastructure. We currently have a specialty sales force of approximately 125 representatives targeting the highest-volume prescribers of ADHD medication. We manufacture Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in our current Good Manufacturing Practice ("cGMP") and U.S. Drug Enforcement Administration ("DEA") -registered manufacturing facilities, thereby obtaining our products at cost without manufacturer's margins and better controlling supply, quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of cold.

        We believe we can apply our XR-ODT and XR liquid suspension technologies that underlie our branded products and our generic Tussionex to other active pharmaceutical ingredients ("APIs") as well. Our longer-term strategy is to utilize these technologies for the development and approval of additional XR-ODT or XR liquid suspension drug candidates, while leveraging our manufacturing and commercialization experience to reduce costs and effectively reach patients. Patients with central nervous system ("CNS") conditions, such as stroke, Parkinson's disease and Alzheimer's disease often have difficulty swallowing their medication and would benefit from ODT and liquid suspension dosage forms. We have completed feasibility studies on several potential product candidates thus far. After completing feasibility work on approximately a dozen potential product candidates by mid-2018, we plan to select two to three candidates for further clinical development. We intend to utilize the regulatory pathway provided by Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the "505(b)(2) regulatory approval pathway"), for our product candidates using only APIs from approved drug products and incorporating our proprietary drug delivery platform to create branded product candidates. This streamlined development and approval pathway should allow us to initiate clinical trials in approximately 18 months after drug discovery and submit an NDA in as few as 36 months.

        Our total revenues increased to $25.0 million for the year ended December 31, 2017, from $9.2 million for the year ended December 31, 2016 and $3.8 million for the year-ended December 31, 2015, all of which was generated in the United States.

OUR STRATEGY

        Our goal is to be a leading pharmaceutical company focused on the development, manufacture and commercialization of pharmaceutical products that utilize our proprietary modified-release drug delivery technology platform. Key elements of our business strategy to achieve this goal are to:

  •
  Leverage our sales force and commercial infrastructure in the United States for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER with any of our other product candidates that we may develop that are FDA approved.

        We believe that we can effectively commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in the United States with a specialty sales force of approximately 125 representatives. We intend to target the highest volume prescribers to address the unmet need for more patient- and caregiver-friendly dosage forms of the two most prescribed medications in the $9.4 billion market for ADHD-indicated medications. We plan to commercialize our products outside of the United States after receiving the required approvals in those countries through partnerships and collaborations.

  •
  Manufacture our proprietary products in our cGMP, FDA-inspected and DEA-registered manufacturing facilities.

        We believe our manufacturing facilities and years of manufacturing experience are a competitive advantage. We intend to leverage the economic efficiencies afforded by manufacturing our ADHD products in our cGMP and DEA-registered manufacturing facilities. We believe that we will have sufficient capacity to supply commercial quantities for all of our ADHD products.

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

        We have built a three-tier patent estate consisting of composition-of-matter, method-of-manufacture and method-of-use patents and patent applications. We intend to extend our patent portfolio as we continue to expand upon our drug delivery technologies and identify and develop additional branded product candidates. If issued and listed in the FDA's publication of approved drug products with therapeutic equivalence evaluations (the "Orange Book"), we believe that these patents will provide additional market protection for our FDA-approved products.

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

        In 2017, 72.7 million prescriptions for medications with ADHD labeling were written in the United States and generated $9.4 billion in sales. Approximately 92% of these prescriptions were for stimulant medications, such as methylphenidate and amphetamine, which have been the standard of care for several decades. Methylphenidate and amphetamine prescriptions generated $3.2 billion and $5.4 billion in sales, respectively, in 2017 in the United States. A few non-stimulant medications are also available, but evidence of their efficacy for treating ADHD symptoms is less compelling. The market for ADHD medications outside of the United States is less developed, but we believe it will continue to grow as recognition and awareness of the disorder increase.

Limitations of existing treatment options

        Extended-release, or long acting, dosage forms of stimulant medications are the standard of care for treating ADHD, making up approximately 55% of ADHD prescriptions. Most of these extended-release dosage forms allow for once-daily dosing in the morning, which eliminates the need to re-dose during the day. However, even with once-daily dosing, there is great potential for improvement. The vast majority of currently available dosage forms for ADHD are tablets and capsules. We believe that the inability, difficulty or reluctance of many patients to swallow intact tablets and capsules contributes to diminished compliance rates.

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

        In January 2013, an extended-release liquid formulation of methylphenidate, Quillivant XRTM, was launched by Pfizer, providing a new dosing option. In April 2016, Pfizer launched Quillichew ERTM, an extended-release chewable formulation of methylphenidate and Tris Pharmaceuticals launched an extended-release liquid formulation of amphetamine, Dyanavel XRTM. In 2017, Quillivant XR had approximately 627,000 prescriptions and gross sales of approximately $193.3 million. Quillivant XR had captured a 0.9% share of the ADHD market in the fourth quarter of 2017 prior to a drug shortage issue at the end of year.

        We launched commercialization of our amphetamine extended-release ODT, Adzenys XR-ODT, on May 16, 2016 and initiated an early experience program with Cotempla XR-ODT with limited product availability on September 5, 2017 and launched this product nationwide on October 2, 2017. We had 187,685 and 12,721 total equivalent unit prescriptions for Adzenys XR-ODT and Cotempla XR-ODT, respectively, generating $55.2 million and $4.1 million in gross sales, respectively, in 2017, including Adzenys XR-ODT gross sales of $18.5 million in the fourth quarter of 2017. From the launch of Adzenys XR-ODT in May 2016 through December 31, 2016, we had 30,339 equivalent unit prescriptions, generating $8.2 million in gross sales. Adzenys XR-ODT captured a 0.3% share of the ADHD market in the fourth quarter of 2017.

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

Our product and product candidates address an unmet need for ADHD patients

        Our proprietary modified-release drug delivery technology platform has enabled us to create XR-ODT and XR liquid suspension formulations of methylphenidate and amphetamine. We have achieved this by combining two key drug delivery attributes in each of our products:

  •
  An extended-release profile, which allows for once daily dosing; and

  •
  An ODT or liquid suspension dosage form, which allows for easier administration and ingestion.

        We have developed two XR-ODT products and an XR liquid suspension product, each of which addresses an unmet need. Adzenys XR-ODT and Cotempla XR-ODT are the first XR-ODT products for the treatment of ADHD. We believe that our XR-ODT products have unique attributes to improve compliance and could offer significant advantages over other solid oral dosage forms that can help simplify the morning routine in households with ADHD-diagnosed children. These advantages include:

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

        Adzenys ER is a ready-to-use, XR liquid suspension that does not require reconstitution or refrigeration, and offers an attractive dosing option for younger children who prefer to ingest liquid medicine.

        We believe that an XR-ODT, such as Adzenys XR-ODT and Cotempla XR-ODT, and an XR liquid suspension, such as Adzenys ER, may solve the swallowing issue that undermines compliance with tablet and capsule medication regimens.

OUR CURRENTLY MARKETED PRODUCTS

        Utilizing our proprietary modified-release drug delivery technology platform, we currently manufacture and market our Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and our generic Tussionex. We are in the early stages of discovering and developing future product candidates for which we intend to seek FDA approval in accordance with Section 505(b)(2). The table below summarizes our pipeline of currently marketed products.

Product	Active Drug and Indication	Formulation	Status
Adzenys XR-ODT	Amphetamine for ADHD	XR-ODT	Approved and marketed
Cotempla XR-ODT	Methylphenidate for ADHD	XR-ODT	Approved and marketed
Adzenys ER	Amphetamine for ADHD	XR Liquid Suspension	Approved and marketed
Generic Tussionex	Hydrocodone and chlorpheniramine for cough and upper respiratory symptoms of a cold	XR Liquid Suspension	Approved and marketed

        The 505(b)(2) regulatory approval pathway allows for a potentially streamlined and targeted clinical development program. During the development process, we communicated with the FDA on several occasions and received feedback on our clinical development plans for our currently marketed products. In general, our clinical development program for our branded products comprised single-dose clinical pharmacology studies, each designed to evaluate the bioequivalence and bioavailability of these dosage forms under different test conditions. Each product was studied in adult volunteers and children with ADHD. In addition, a clinical efficacy and safety trial in children with ADHD was conducted for Cotempla XR-ODT, our methylphenidate XR-ODT. During each phase of the clinical trials, safety and tolerability were systematically assessed. A summary of each program is presented below. For the purposes of our clinical trials, unless otherwise indicated, we refer to children as individuals ages 6 to 12, adolescents as individuals ages 13 to 17, and adults as individuals 18 and older.

Adzenys XR-ODT: Amphetamine XR-ODT for the treatment of ADHD

        We received approval from the FDA for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016. We believe Adzenys XR-ODT is the first amphetamine XR-ODT for the treatment of ADHD. Our NDA for Adzenys XR-ODT relies on the efficacy and safety data that formed the basis of FDA approval for the listed drug, Adderall XR, 30 mg, together with bioequivalence, bioavailability and aggregate safety data from our Adzenys XR-ODT clinical program.

        Adzenys XR-ODT contains amphetamine loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other typical tableting excipients using our patented RDIM technology. The result is amphetamine with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth without the need for water. We offer Adzenys XR-ODT in 30-day supply, child-resistant blister packs. We have composition-of-matter patents for Adzenys XR-ODT that are scheduled to expire in 2026 and 2032. These patents are listed in the Orange Book, which we believe will provide additional protection for Adzenys XR-ODT. In addition, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the "Agreement") with Actavis Laboratories FL, Inc. ("Actavis") which resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's Abbreviated New Drug Application ("ANDA") with the FDA for a generic version of Adzenys XR-ODT. Under the Agreement, we granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances.

Adzenys XR-ODT commercialization

        We launched the commercialization of Adzenys XR-ODT on May 16, 2016 and are commercializing this product in the United States with our own infrastructure. We are using a dedicated contract specialty sales force in approximately 125 territories targeting approximately 12,500 physicians who prescribe approximately 40% of all ADHD prescriptions. Through December 2017, we had 218,024 total prescriptions, including 187,685 prescriptions in 2017. The number of prescribers of Adzenys XR-ODT continues to grow, and as of December 31, 2017, 10,870 health care providers had written prescriptions for the product.

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

        The bioequivalence data for the commercial-scale product demonstrated that Adzenys XR-ODT has a similar pharmacokinetic profile to the listed drug under fasted conditions, meeting bioequivalence criteria for key exposure parameters (AUC5[ib]-t, Cmax, AUClast, and AUCinf). The lower 90% confidence interval for early exposure (AUC0[ib]-5) of Adzenys XR-ODT produced at commercial scale fell just below the 80% lower criterion when compared to the listed drug. However, the concentration-time profiles for Adzenys XR-ODT produced at commercial scale and pilot scale are virtually identical, as shown in Figure 2, indicating that scale-up of the Adzenys XR-ODT process did not affect the rate and extent of absorption of amphetamine.

Figure 2: Comparison of Adzenys XR-ODT Pilot Scale versus Adzenys XR-ODT Commercial Scale

        Our settlement agreement with Shire Pharmaceuticals ("Shire"), the producer of Adderall XR, precluded the possibility of a 30-month stay of approval under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Amendments.

        We have committed to the FDA to conduct the following three trials as a post-marketing requirement after approval of the Adzenys XR-ODT NDA: 1) a single-dose, open-label, randomized pharmacokinetic study of Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets), in male and female children (4 to less than 6 years of age) with ADHD; 2) a randomized, double-blind, placebo-controlled, flexible-dose titration study of Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets), in children ages 4 to 5 years diagnosed with ADHD; and 3) a one year Pediatric Open-Label Safety Study of patients age 4 to 5 years (at the time of entry into the second study, or at the time of enrollment if directly enrolled into this study) diagnosed with ADHD treated with Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets). We met with FDA officials in January 2017 to further clarify the design of the protocols required to conduct these studies. We commenced the program beginning with the pharmacokinetics trial in 2017.

Cotempla XR-ODT: Methylphenidate XR-ODT for the treatment of ADHD

        We received approval from the FDA for Cotempla XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017. We believe Cotempla XR-ODT is the first methylphenidate XR-ODT for the treatment of ADHD, providing onset-of-effect within one hour and a 12-hour duration. Our Cotempla XR-ODT NDA relies on the efficacy and safety data that formed the basis of FDA approval for the listed drug, Metadate CD®, together with bioavailability/bioequivalence data and efficacy/safety data from our Cotempla XR-ODT clinical program.

        Cotempla XR-ODT contains methylphenidate loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other typical tableting excipients using our patented rapidly disintegrating ionic masking, or RDIM, technology. The result is methylphenidate with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth. We offer Cotempla XR-ODT in 30-day supply, child-resistant blister packs. We have composition-of-matter patents in the U.S. which we expect will provide Cotempla XR-ODT intellectual property protection until 2032. These patents are listed in the Orange Book, which we believe will provide additional market protection for Cotempla XR-ODT. In addition, Cotempla XR-ODT has an FDA marketing exclusivity period of three years which bars approval of an ANDA.

Cotempla XR-ODT commercialization

        We initiated an early experience program with limited product availability for Cotempla XR-ODT on September 5, 2017 before launching this product nationwide on October 2, 2017 and are commercializing this product in the United States with our own infrastructure. We are using the same dedicated contract specialty sales force that we are using for our commercialization of Adzenys XR-ODT, and have sales professionals in approximately 125 territories targeting approximately 12,500 physicians who prescribe approximately 40% of all ADHD prescriptions. Through December 2017, we had 12,721 total prescriptions. The number of prescribers of Cotempla XR-ODT continues to grow, and as of December 31, 2017, 1,949 health care providers had written prescriptions for the product.

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

        Our 505(b)(2) application for Cotempla XR-ODT referenced the FDA's previous findings of safety and effectiveness for Metadate CD. The NDA submission included a Paragraph IV certification notification to UCB, Inc., or UCB, the NDA holder of Metadate CD, in accordance with the Hatch-Waxman Amendments. UCB has acknowledged that they will not initiate a suit against us, and the 45-day period following Paragraph IV notification has since passed which precluded the possibility of a 30-month stay of approval under the Hatch-Waxman Amendments.

        We have committed to the FDA to conduct the following three trials as a post-marketing requirement after approval of the Cotempla XR-ODT NDA: 1) a single-dose, open-label, randomized pharmacokinetic study of Cotempla XR-ODT (methylphenidate extended-release orally disintegrating tablets), in male and female children (4 to less than 6 years of age) with ADHD; 2) a randomized, double-blind, placebo-controlled, flexible-dose titration study of Cotempla XR-ODT (methylphenidate extended-release orally disintegrating tablets), in children ages 4 to 5 years diagnosed with ADHD; and 3) a 6-month Pediatric Open-Label Safety Study of patients age 4 to 5 years (at the time of entry into the second study, or at the time of enrollment if directly enrolled into this study) diagnosed with ADHD treated with Cotempla XR-ODT (methylphenidate extended-release orally disintegrating tablets). We expect to commence with the pharmacokinetics trial in 2018.

Adzenys ER: Amphetamine XR liquid suspension for the treatment of ADHD

        We received approval from the FDA for Adzenys ER, our amphetamine extended-release liquid suspension, on September 15, 2017. There are no post-marketing requirements for this product.

        In addition to the clinical trial program outlined below, we conducted two additional bioequivalence studies for Adzenys ER, in support of the NDA: a bridging study of our clinical trial material and our to-be-marketed drug material, which examined the effect of a high-fat meal on the commercial formulation, and a bioequivalence study of the commercial formulation versus Adderall XR 30 mg.

        Adzenys ER contains amphetamine loaded onto a mixture of immediate-release and polymer coated delayed-release resin particles, and using our patented dynamic time release suspension, or DTRS, technology, we are able to create an amphetamine XR liquid suspension. Adzenys ER is designed to be shelf stable for 24 months, without requiring refrigeration or reconstitution. We have composition-of-matter patents for Adzenys ER that are scheduled to expire in 2032. These patents are listed in the Orange Book, which we believe will provide additional market protection for Adzenys ER.

Adzenys ER commercialization

        We launched the commercialization of Adzenys ER on February 26, 2018 and are commercializing this product in the United States with our own infrastructure. We are using the same dedicated contract specialty sales force that we are using for our commercialization of Adzenys XR-ODT and Cotempla XR-ODT, and have sales professionals in approximately 125 territories targeting approximately 12,500 physicians who prescribe approximately 40% of all ADHD prescriptions.

Adzenys ER clinical program

        The bioavailability/bioequivalence of Adzenys ER has been characterized in five Phase 1 clinical studies: a Phase 1 study investigating the bioavailability and bioequivalence of three test formulations of Adzenys ER in healthy adults; a Phase 1 study comparing the pharmacokinetic, or PK, profile of the commercial scale formulation of Adzenys ER to Adderall XR 30 mg capsules; a Phase 1 food effect study of Adzenys ER in healthy adults; a Phase 1 study comparing the commercial scale and clinical trial formulations of Adzenys ER under fasted conditions, as well as the effect of food on the PK profile of the commercial scale formulation of Adzenys ER; and a Phase 1 PK study of Adzenys ER in children with ADHD.

        The data from our most recent bioequivalence study versus Adderall XR is shown in Figure 7 and shows that the commercial scale formulation of Adzenys ER is bioequivalent to the listed drug, Adderall XR, 30 mg, under fasted conditions.

Figure 7: Mean d-amphetamine Concentration-Time Profiles after Administration of AMP XR OS (Treatment A) and Adderall XR 30 mg (Treatment B)

Analyte=DAMPH

Treatment A = Adzenys ER (30 mg/15 mL); Treatment B = Adderall XR 30 mg capsule

        Other key observations from our clinical program for Adzenys ER included:

  •
  No significant food effects:  When administered under fasted and fed conditions, no significant food effects were observed for Adzenys ER, and the observed food effects of Adzenys ER were less than those for the listed drug.

  •
  Similar exposure rate:  Consistent with the listed drug, there was a higher mean amphetamine exposure in children, which decreased with increasing age.

  •
  Safety and Tolerability:  There were no unexpected adverse events, serious adverse events, deaths or other safety signals. The aggregate data suggested that Adzenys ER has a similar safety profile to that of the listed drug and is well-tolerated.

        We included a Paragraph IV certification in the NDA submission, which required a Paragraph IV certification notification to the producer of Adderall XR, Shire Pharmaceuticals, in accordance with the Hatch-Waxman Amendments. On March 6, 2017, we entered into a license agreement with Shire, pursuant to which Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to Adzenys ER. Under the terms of the agreement, we paid a lump sum, non-refundable license fee of an amount less than $1.0 million due no later than thirty days after receiving regulatory approval by the FDA of our NDA for Adzenys ER. We will also pay a single digit royalty on net sales of the Adzenys ER during the life of the relevant Shire patents. Additionally, the license agreement contains a covenant from Shire not to file a patent infringement suit against us alleging that Adzenys ER infringes the Shire patents.

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

        Since its launch in September 2013, we have manufactured and utilized our DTRS technology in the production of our generic Tussionex at our facilities in Grand Prairie, Texas. In August 2014, we acquired all commercialization and profit rights to this formulation of the generic Tussionex product from Cornerstone BioPharma, Inc. and Coating Place, Inc. We have an exclusive supply agreement (the "Supply Agreement"), with Coating Place, Inc., or CPI, which expires in August 2021, pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Under the terms of the Supply Agreement, we must deliver a 24-month rolling forecast, or Forecast, of our expected product requirements to CPI on a quarterly basis; however, only the first calendar quarter commencing on or after the 90th day after the delivery of a Forecast constitutes a binding purchase commitment with respect to the products listed in such Forecast. In October 2014, we re-launched the product under our own label. We sell our product to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our product through wholesalers. We have obtained required state licenses, set up distribution channels and established trade relations in order to commercialize our generic Tussionex.

Commercialization

        We are commercializing Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, in the United States using our existing commercial infrastructure. We sell our Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER products to drug wholesalers in the United States, and we have obtained required state licenses and set up distribution channels.

        In the United States, approximately 12,500 physicians prescribe approximately 40% of all ADHD prescriptions. We are using a specialty sales force of approximately 125 sales representatives primarily targeting the highest-volume prescribers of ADHD medication. The sales force is divided into 13 regions, each managed by a regional sales manager. Furthermore, since our target physicians tend to prescribe both methylphenidate and amphetamine, we leverage our sales force by promoting all three of our ADHD products to the same audience.

        Our commercialization efforts are focused on delivering the right message for each of our three ADHD products. Data indicates that ADHD-indicated extended-release methylphenidate and extended-release amphetamine products are widely prescribed. Based on this, our messaging can focus on anticipated benefits of our XR-ODT and ER liquid suspension dosage forms. We use multi-channel tactics to reach physicians, payers, patients and patient caregivers with the right frequency to drive behavior. In addition to personal promotion, we intend to reach physicians through medical education, direct marketing, journal advertising and electronic health record communication.

        Advocacy groups, patients and caregivers are extremely active and vocal in the ADHD space. The period from initial diagnosis to symptom control is difficult, and caregivers actively seek and pass on useful information. Our direct-to-patient and direct-to-consumer plan is designed to provide useful educational materials and tools to help caregivers and patients successfully manage ADHD treatment.

        We launched Adzenys XR-ODT, our amphetamine XR-ODT, on May 16, 2016. We initiated an early experience program with limited product availability for Cotempla XR-ODT, our methylphenidate XR-ODT, on September 5, 2017 before launching this product nationwide on October 2, 2017. We launched Adzenys ER, our amphetamine extended-release liquid suspension, on February 26, 2018.

Our proprietary technology platform

        We believe that we can apply the XR-ODT and XR liquid suspension technologies that underlie Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and generic Tussionex to other active pharmaceutical ingredients, or APIs. This would allow us to offer more patient- and caregiver-friendly dosage forms, potentially improving compliance rates due to difficulty swallowing and providing other clinical advantages. We have the ability to produce drug-loaded micro-particles with complex release profiles, which allows us to develop ODT or liquid suspension formulations that mimic or improve existing therapies not otherwise available in XR-ODT or XR liquid suspension form.

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

Our XR-ODT Technology: Rapidly Disintegrating Ionic Masking

        Our Rapidly Disintegrating Ionic Masking ("RDIM") technology utilizes an orally disintegrating, modified-release, taste-masked pharmaceutical composition that can withstand compression forces associated with standard tableting technology, allowing for a drug to be incorporated into the ODT dosage form using ion resin technology. This technology not only provides extended-release and controlled-release properties, it masks the unpleasant taste of the active drug. Flavor and coloring can also be added to the compression blend to further enhance the pharmaceutical elegance of the finished XR-ODT. The finished product is then packaged in blister packs making them extremely portable, child resistant and stable for 24 months. Our RDIM technology is protected by a U.S. patent that is scheduled to expire in 2026.

        ODT are one of the most preferred solid oral dosage forms in the market. We believe Adzenys XR-ODT and Cotempla XR-ODT, using our patented XR-ODT technology, are the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market.

Our XR Liquid Suspension Technology: Dynamic Time Release Suspension

        Our Dynamic Time Release Suspension ("DTRS") technology encompasses a set of process technologies and know-how to manufacture and test modified-release liquid suspension products that are shelf-stable. By matching the specific gravity, osmotic and ionic characteristics of the drug resin particle to that of the suspension, we are able to obtain shelf-stable liquids with a 24-month shelf life that do not require reconstitution or refrigeration.

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

Our Tamper Resistant Technology: Kinetically Controlled Tamper Protection

        Ion resin drug products inherently deter some forms of abuse, such as inhalation, smoking and injection; however, the most common form of abuse for many drugs is to induce dose-dumping by crushing, chewing or extraction. Our Kinetically Controlled Tamper Protection ("KCTP") technology is designed to prevent abuse by altering the kinetics of the drug product and can be used in conjunction with both our XR-ODT and XR liquid suspension dosage forms. KCTP is designed to discourage common methods of tampering associated with certain classes of medications which can be abused and misused. KCTP utilizes an additional ion resin particle with an aversive agent bound to it. The aversive resin complex is then coated so that it passes through the body without material release. If an attempt is made to tamper with the XR-ODT or XR liquid suspension to cause dose-dumping, the aversive agent will also be released and block or disrupt the properties of the active drug product.

        We believe that our KCTP technology may be especially useful for opioid-based pain products or other DEA scheduled drug products for which abuse and dose dumping are known problems. Our KCTP technology is the subject of a patent application and, if granted, this patent will provide protection until 2032.

Our product pipeline potential

        Beyond our initial focus on ADHD, our strategy is to apply our proprietary drug delivery technology platform for the development of additional drug candidates where patients may benefit from either XR-ODT or XR liquid suspension dosage forms of existing extended-release medications. Difficulty and inability to swallow tablets and capsules are not limited to ADHD medications. Patients with CNS conditions, such as stroke, Parkinson's disease and Alzheimer's, and gastrointestinal conditions, such as nausea and vomiting, often have difficulty swallowing their medication and would benefit from ODT and liquid suspension dosage forms.

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

        We have an active development pipeline that includes product candidates in complementary therapeutic areas such as psychiatry and neurology, along with additional novel treatment options for ADHD. We have completed feasibility studies on several of these potential product candidates thus far. We believe several of these potential product candidates will be synergistic to our existing commercial infrastructure and the others would allow us to expand into adjacent therapeutic categories. After completing feasibility work on several potential product candidates by mid-2018, we plan to select two to three candidates for further clinical development.

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

        We have designed our development process to be targeted and relatively efficient. If we are able to effectively execute our development process, we may be able to initiate clinical trials in approximately 18 months, and submit our NDA in as few as 36 months, after identifying a potential product candidate. We believe we have identified several potential product candidates that fit our screening criteria and that are attractive candidates for our branded product portfolio.

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

        In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, our former Chief Technology Officer, who was, at the time, PharmaFab's president and Russ McMahen, our Senior Vice President of Scientific Affairs, who held a similar position at the time with PharmaFab, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation, or DESI, drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab's place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER for commercial distribution and drug products for our clinical trials. We have also concluded the required annual audit program as prescribed by the Consent Decree. For our most recent annual audit by a cGMP expert in November 2014, the cGMP expert concluded our corrective actions satisfactorily addressed the observations noted by the cGMP expert in its audit report. However, on May 22, 2015, the FDA's Dallas District Office identified three ongoing cGMP deviations based on our response to the audit report related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree and the FDA closed the matter. To date, the consent decree has had no material impact on our current business operations or our ability to pursue approval of our product candidates.

        We are currently producing Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and our generic Tussionex for commercial distribution. We believe that our current facilities have the manufacturing capacity for commercial production of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and generic Tussionex in quantities sufficient to meet what we believe will be our commercial needs, and to accommodate the manufacturing of materials for future clinical trials of other potential product candidates that we may identify for our product pipeline. We believe that maintaining our internal manufacturing capabilities enables us to obtain our products at-cost without manufacturer's margins and to better control supply quality and timing.

Drug substances

        We currently purchase the APIs used in Adzenys XR-ODT and Adzenys ER (amphetamine), and Cotempla XR-ODT (methylphenidate), anionic resins, excipients and other materials from third-party providers, on a purchase order basis from manufacturers based outside and within the United States. We have entered into commercial supply agreements, with several of these manufacturers, and anticipate entering into commercial supply agreements with additional manufacturers at a later date.

        Both amphetamine and methylphenidate are classified as controlled substances under U.S. federal law. Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER are classified by the DEA as Schedule II controlled substances, meaning that these drug products have a high potential for abuse and dependence among drugs that are recognized as having an accepted medical use. Consequently, the procurement, manufacturing, shipping, dispensing and storing of our products and product candidates will be subject to a high degree of regulation, as described in more detail under the caption "Governmental Regulation—DEA Regulation" included elsewhere in this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY

Proprietary protection

        Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We have been building and continue to build our intellectual property portfolio relating to our ADHD products, our generic Tussionex and our technology platform. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also intend to rely on trade secrets, know-how, continuing technological innovation, and potential in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Patent rights

        Our intellectual property portfolio consists of 13 patents and 8 patent applications in the United States, including 1 provisional application, and 4 patents and 2 patent applications in foreign countries and regions, and 1 international (PCT) patent application. Our intellectual property strategy emphasizes specific drug products, product groups, and technology platforms. Our patents and patent applications covering specific drug products include claims to the drug products and to methods of using those products. Our patents and patent applications covering technology platforms include claims to methods of making products as well as claims to the products made by those methods. Certain of these patents and patent applications cover more than one product.

        Our XR-ODT product Adzenys XR-ODT patent portfolio includes five granted U.S. patents and three pending U.S. non-provisional applications. The issued patents contain pharmaceutical composition-of-matter claims covering controlled-release direct compression ODT with drug-resin particles and, among other things, composition of matter for Adzenys XR-ODT. The composition-of-matter patents are scheduled to expire in 2026 and 2032.

        Our XR-ODT product Cotempla XR-ODT patent portfolio includes three granted U.S. patents, including pharmaceutical composition-of-matter claims covering controlled-release direct compression ODT with drug-resin particles and, among other things, composition of matter for Cotempla XR-ODT. These patents are scheduled to expire in 2026 and 2032, respectively. This portfolio also includes four other pending U.S. non-provisional applications and one international (PCT) patent application.

        Our XR liquid suspension product Adzenys ER patent portfolio contains nine granted U.S. patents and three other pending U.S. non-provisional applications. These patents contain claims directed to, among other things, compositions of matter, as well as methods of preparing liquid controlled-release formulations and for predicting bioequivalence for liquid suspension. The longest-term composition-of-matter patent is scheduled to expire in 2032, and the method patents are scheduled to expire in 2025, 2029 and 2031, respectively.

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

        Both applicable platform patents and relevant specific drug patents for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER are listed in the Orange Book. We own all of the above patents and pending applications.

        On July 25, 2016, we received a Paragraph IV certification from Actavis advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. The certification notice alleges that the four U.S. patents listed in the FDA's Orange Book for Adzenys XR-ODT, one with an expiration date in April 2026 and three with expiration dates in June 2032, will not be infringed by Actavis's proposed product, are invalid and/or are unenforceable. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis that automatically stayed, or barred, the FDA from approving Actavis's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. On October 17, 2017, we entered into the Agreement with Actavis, which resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's ANDA. Under the Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies.

        On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. ("Teva") advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva. This case alleged that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier.

        Adzenys XR-ODT and Cotempla XR-ODT are not currently protected by patents outside of the United States and our generic Tussionex and Adzenys ER are currently protected by method patents only in the United States, Australia, Canada and Mexico. As such, competitors may be free to sell products that incorporate the same or similar technologies that are used in our products in countries in which the relevant product does not have patent protection.

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

Other intellectual property rights

        We seek trademark protection in the United States when appropriate. We have filed for trademark protection for the Neos Therapeutics mark, which we use with our pharmaceutical research and development as well as products, as well as trade names that could be used with our potential products. We currently have registered trademarks for Neos Therapeutics, Adzenys and Adzenys XR-ODT in the United States as well as for our DTRS technology.

        From time to time, we may find it necessary or prudent to obtain licenses from third party intellectual property holders.

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, our research and development expenses were $9.0 million, $12.2 million and $11.7 million, respectively.

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

        Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER also face competition from commercially available generic and branded medications currently produced by companies that are promoting products in the ADHD market, including Shire (Vyvanse, Adderall XR, Mydayis), Janssen (Concerta), Pfizer (Quillivant XR and QuilliChew ER), Novartis (Focalin XR and Ritalin LA), Tris Pharmaceuticals (Dyanavel XR), Rhodes Pharmaceuticals (Aptensio XR) and related generics. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Sunovion, Kem Pharm and Neurovance. Tris Pharmaceuticals is also working in this space to reformulate existing methylphenidate and amphetamine medications.

        The FDA recently issued revised guidance for bioequivalence testing of extended-release methylphenidate, which makes it more difficult to seek approval on the basis of bioequivalence for new generic products. We believe this will result in limited competition for the generic Concerta market and a new branded, extended-release methylphenidate drug with 12-hour duration of effect, such as Cotempla XR-ODT would benefit from the lack of competition. In light of these developments, we believe that along with Concerta and Aptensio XR, Cotempla XR-ODT is positioned to be one of only three branded solid oral dosage formulations of extended-release methylphenidate with 12-hour coverage, and its ODT formulation would offer a unique and patient- and caregiver-friendly dosage form. While several generic versions of Concerta have recently been approved by the FDA, two additional generic manufacturers launched generic versions of Concerta, Mallinckrodt in 2011 and KUDCO in 2013, both have lost their AB-rating, are now BX-rated, and may no longer be substituted for Concerta. This results in a market with a higher barrier to entry.

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

        If we fail to manufacture Adzenys XR-ODT, Cotempla XR-ODT or Adzenys ER in sufficient quantities and at acceptable quality and pricing levels, or fail to obtain adequate DEA quotas for controlled substances, or to fully comply with cGMP regulations, we may face delays in the commercialization of this product candidate or be unable to meet market demand, and may be unable to generate potential revenues.

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

        Under the Prescription Drug User Fee Act, as amended (the "PDUFA"), each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA's fee schedule, effective through September 30, 2018, the user fee for an application requiring clinical data, such as an NDA, is $2,421,495. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. NDAs for which clinical data are not required to demonstrate safety and effectiveness are reduced to half of the amount of the prescribed user fee, or $1,210,748 for 2018. PDUFA also imposes an annual program fee for human drugs ($304,162 per product up to a maximum of five fees for a fiscal year for prescription drug products identified in a single approved application). Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

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

        Pursuant to our settlement agreements with Shire, we stipulated that Shire's two Orange Book-listed patents covering Adderall XR were valid, enforceable and infringed by our 505(b)(2) NDAs covering Adzenys XR-ODT and Adzenys ER. The agreements with Shire applies solely with respect to Adzenys XR-ODT and Adzenys ER.

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

        As a condition of approval for Adzenys XR-ODT and Cotempla XR-ODT, we committed to three post-marketing requirements to evaluate the pharmacokinetic, efficacy and safety of the product in children ages 4 to 5 years of age. We met with FDA officials in January 2017 to further clarify the design of the protocols required to conduct these studies for Adzenys XR-ODT. We commenced with the pharmacokinetic trial for Adzenys XR-ODT in 2017. We expect to commence with the pharmacokinetic trial for Cotempla XR-ODT in 2018.

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

DEA regulation

        Because our products and product candidates are subject to the Controlled Substances Act, or CSA, we must comply with various requirements set forth by that legislation, as amended, its implementing regulations and as enforced by the DEA. The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills for certain kinds of pharmaceutical products. A principal factor for determining the particular requirements of the CSA applicable to a product, if any, is its actual or potential abuse profile. A product may be listed as a Schedule I, II, III, IV or V controlled substance, with Schedule I presenting the highest perceived risk of abuse and Schedule V presenting the least. For example, Schedule I controlled substances have no currently accepted medical use in treatment in the United States and a lack of accepted safety for use under medical supervision. The active ingredients in our products, hydrocodone, amphetamine and methylphenidate, are Schedule II controlled substances and under various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills.

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

EMPLOYEES

        As of December 31, 2017, we employed 138 full-time employees.

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

        Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and, if approved, any other product candidates that we may develop. We have limited experience in generating revenues from our marketed products, having only generated revenues from the sale of our generic Tussionex since we acquired it in 2014, and Adzenys XR-ODT, which we commenced commercializing in May 2016, and from which we have not generated substantial product sales revenues. We launched Cotempla XR-ODT in September 2017, and as a result have generated minimal sales revenue for this product to date. We have not generated any revenues from product sales of Adzenys ER, which we launched on February 26, 2018, or any other product candidates that we may develop and have incurred significant operating losses.

        Our ability to generate product revenues is dependent on our ability to successfully commercialize Adzenys XR-ODT, our amphetamine extended-release orally disintegrating tablet ("XR-ODT"), Cotempla XR-ODT, our methylphenidate XR-ODT, and Adzenys ER, our amphetamine XR liquid suspension, for the treatment of attention deficit hyperactivity disorder, or ADHD, and any other product candidates that we may identify, develop and obtain approval of. Our ability to successfully commercialize our products and product candidates depends on, among other things, our ability to:

  •
  manufacture commercial quantities of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and, if approved, any other product candidates that we may develop at acceptable cost levels; and

  •
  successfully establish and maintain sales and marketing capabilities to commercialize Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and, if approved, any other product candidates that we may develop.

        We have incurred and anticipate continuing to incur significant costs associated with commercialization of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and, if approved, any other product candidates that we may develop. It is possible that we will never have sufficient product sales revenues to achieve profitability.

If our sales and marketing efforts for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER are not successful, and if we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market and sell our other product candidates, if approved, we may be unable to generate significant revenue.

        We have only recently completed building an organization for the sale, marketing and distribution of Adzenys XR-ODT, Cotempla XR-ODT, and Adzenys ER, and there is no guarantee that we will be successful in the commercialization of Adzenys XR-ODT, which we launched in May 2016, Cotempla XR-ODT, which was launched in September 2017, and Adzenys ER, which we launched on February 26, 2018. We currently have a limited sales history for Adzenys XR-ODT and Cotempla XR-ODT and no sales history for Adzenys ER. Additionally, we may need to expand or build additional sales, marketing and distribution capabilities for our products. Although we have established a focused, specialty sales and marketing organization of approximately 125 representatives to promote our approved products in the United States, these commercialization capabilities have only been recently established, and we may need to expand our sales force if we decide to undertake additional commercialization activities on our own, which will be costly and time-consuming. We cannot be certain that we will reap the benefits of our commercialization efforts of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER compared to the cost of such efforts. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex, and, before launching the commercialization of Adzenys XR-ODT, we had no prior experience in marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals and in the appropriate numbers, generate sufficient sales leads, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

        We also intend to enter into strategic partnerships with third parties to commercialize Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and our product candidates, if approved, outside of the United States and intend to also enter into strategic partnerships with third parties for certain aspects of our commercialization efforts within the United States. We may have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Our business is subject to extensive regulatory requirements, and our approved products and any product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

        Even after a product is approved, we will remain subject to ongoing FDA, and other regulatory requirements governing, among other things, the production, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. The holder of an approved new drug application ("NDA") is obligated to monitor and report adverse events, or AEs, and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. In addition, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval.

        For example, a product's approval may contain requirements for potentially costly post-approval trials and surveillance to monitor the safety and efficacy of the product or the imposition of a Risk Evaluation and Mitigation Strategy, or REMS, program.

        Prescription drug advertising, marketing and promotion are subject to federal, state and foreign regulations, which include requirements for direct-to-consumer advertising and promotional activities involving the Internet and social media. In the United States, prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure they are marketed only for their approved indications and in accordance with the provisions of the approved label. Any promotion for uses or in patient populations not described in the approved labeling, known as "off-label" promotion, is impermissible and could subject us to enforcement actions and significant penalties for off-label marketing. The FDA has also provided guidance on industry-sponsored scientific and educational activities to ensure such activities are not promotional.

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

        The facilities used by us to manufacture our products and any product candidates that we may develop are subject to inspections, including pre-approval inspections following our submission of any NDAs to the FDA for any product candidates that we may develop. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA.

        If we cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, we will not be able to secure and/or maintain regulatory approval for our product candidates. If the FDA finds deficiencies at our manufacturing facility and does not approve our NDA for any of our future product candidates or if it withdraws any such approval in the future for our products, our ability to develop or market any of our products or any product candidates that we may develop will be impacted.

        Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs and adherence to commitments made in the NDA. If we or a regulatory agency discovers previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including notice to physicians, withdrawal of the product from the market or suspension of manufacturing. Manufacturers are also subject to annual prescription drug product program fee. If we are unable to generate sales of our product candidates, the user fee requirements could be difficult to pay.

        If we fail to comply with applicable regulatory requirements, the FDA may, for example:

  •
  issue untitled or warning letters asserting that we are in violation of the Federal Food, Drug and Cosmetic Act (the "FDCA");

  •
  impose restrictions on the marketing or manufacturing of any product or product candidate that we may develop;

  •
  seek an injunction or impose civil, criminal and/or administrative penalties, damages, assess monetary fines, or require disgorgement;

  •
  suspend or withdraw regulatory approval;

  •
  suspend any ongoing clinical trials;

  •
  refuse to approve a pending NDA or supplements to an NDA submitted by us with respect to any product candidate that we may develop; or

  •
  seize the product.

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

The commercial success of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER depends upon attaining market acceptance by physicians, patients, third-party payors and the medical community.

        To date, we have expended significant time, resources, and effort on the development of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and a substantial majority of our resources are now focused on the commercialization in the United States of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Accordingly, our ability to generate significant product revenue will depend almost entirely on our ability to successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER.

        Our ability to successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER will depend on, among other things, our ability to:

  •
  establish relationships with third-party suppliers for the active pharmaceutical ingredient ("API"), in Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER;

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

        In addition, we will need to continue investing substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel to support the commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. In addition, we have certain revenue expectations with respect to the sale of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. If we cannot successfully commercialize and achieve those revenue expectations with respect to Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, our anticipated revenues and liquidity will be materially adversely impacted.

        Moreover, even if we are able to commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, their continued commercial success may be largely dependent on the capability of third-party collaborators. Such third-party collaborators may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. In addition, if any of our manufacturing or collaboration partners fail to effectively perform under our arrangements for any reason, we may not be able to find a suitable replacement partner on a timely basis or on acceptable terms.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

        The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Shire under the brand names Adderall XR, Vyvanse and Mydayis and by Tris Pharmaceuticals, or Tris, under the brand name Dyanavel XR, a liquid suspension, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, by Pfizer under the brand name Quillivant XR, a reconstituted liquid suspension, and QuilliChew ER, a chewable formulation, by Rhodes Pharmaceuticals under the brand name Aptensio XR, a capsule, and by Novartis under the brand names Focalin XR and Ritalin LA. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Sunovian, Kem Pharm and Neurovance.

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

        If our competitors market products that are more effective, safer or less expensive than our products or that reach the market sooner than our products we may enter the market too late in the cycle and may not achieve commercial success, or we may have to reduce our price, which would impact our ability to generate revenue and obtain profitability. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because we have limited research and development capabilities, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

If we are unable to differentiate our products or product candidates from branded drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, our ability to successfully commercialize such products or product candidates would be adversely affected.

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

        After an NDA, including a 505(b)(2) application, is approved, the covered product becomes a "listed drug" that, in turn, can be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. The FDCA, implementing regulations and other applicable laws provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as the listed drugs, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices.

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

        For example, on July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. ("Actavis") advising us that Actavis had filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. This case alleged that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Actavis's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier.

        On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the "Agreement") with Actavis. This Agreement resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's ANDA. Under the Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies.

        On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. ("Teva") advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva. This case alleged that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. We intend to vigorously enforce our intellectual property rights relating to Cotempla XR-ODT.

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

The development, manufacture, supply, and distribution of our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER as well as any of our future potential product candidates, are highly regulated processes and technically complex. We, along with our third-party suppliers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER is a regulated drug product and subject to the U.S. Drug Enforcement Administration ("DEA") regulation, we have had to, and will continue to, need to secure state licenses from each state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

        We must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to applicable parts of the FDA's Good Laboratory Practices, or GLP, and cGMP requirements enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure to comply with cGMP requirements or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. Additionally, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11, 2017 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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

        For our approved drugs, we must comply with the requirements of the Drug Supply Chain Security Act, including those related to product tracing, verification, and authorized trading partners. Signed into law on November 27, 2013, the Drug Supply Chain Security Act amended the FSCA and is being implemented over a ten-year period. The law's requirements include the ability to quarantine and promptly investigate suspect product, such as potentially counterfeit, diverted or stolen product, to determine if it is illegitimate, and notify our trading partners and the FDA of any illegitimate product. By November 27, 2017, we were required to place a unique product identifier on prescription drug packages, and such requirement will be enforced beginning November 2018. This identifier consists of the National Drug Code, serial number, lot number and expiration date, in the form of a 2-dimensional data matrix barcode that can be easily read electronically. If our drug products fail to bear this unique product identifier, they would be misbranded under the FDCA and our drug products may not be accepted into the supply chain.

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

        Any changes to our manufacturing process would involve substantial cost and could result in a delay in our desired clinical and commercial timelines. We are also reliant on a limited number of suppliers for resin, drug compounds, coating and other component substances of our final product candidates and products. If any of these single-source suppliers were to breach or terminate its supply agreement, if any, with us or otherwise not supply us, we would need to identify an alternative source for the supply of component substances for our product candidates and products. Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or products could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our approved products or product candidates or a decrease in sales of our generic Tussionex, which could harm our financial position and commercial potential for our product candidates and products. Any alternative vendor would also need to be qualified through an NDA supplement which could result in further delay, including delays related to additional clinical trials. The FDA, DEA, or other regulatory agencies outside of the United States may also require additional studies if we enter into agreements with new suppliers for the manufacture of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and our generic Tussionex that differ from the suppliers used for clinical development of such product candidates.

        These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products and product candidates, cause us to incur higher costs and prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of components and APIs on a timely basis and at commercially reasonable prices, including if our suppliers did not receive adequate DEA quotas for the supply of certain scheduled components, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, commercialization of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER, our generic Tussionex and clinical trials of future potential product candidates, may be delayed or we could lose potential revenue and our business, financial condition, results of operation and reputation could be adversely affected.

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

        Manufacturers of pharmaceutical products need to comply with cGMP requirements enforced by the FDA through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such products or product candidate or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical development, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our product candidates. The FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA.

If we fail to manufacture Adzenys XR-ODT, Cotempla XR-ODT or, Adzenys ER in sufficient quantities and at acceptable quality and pricing levels, or fail to obtain adequate DEA quotas for controlled substances, or to fully comply with cGMP regulations, we may face delays in the commercialization of these products or our product candidates, if approved, or be unable to meet market demand, and may be unable to generate potential revenues.

        The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. In order to meet anticipated demand for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER we have installed specialized processing equipment in our Grand Prairie, Texas facilities, which we believe will produce sufficient quantities of our products for commercialization. We purchase raw materials and components from various suppliers in order to manufacture Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. If we are unable to source the required raw materials from our suppliers, or if we do not obtain DEA quotas or receive inadequate DEA quotas, we may experience delays in manufacturing Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and may not be able to meet our customers' demands for our products.

        In addition, we must comply with federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval, and would limit the availability of our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

        Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, a former officer of ours who was, at the time, PharmaFab's president, and Russ McMahen, our Senior Vice President of Scientific Affairs, who held a similar position at the time with PharmaFab, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation ("DESI"), drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab's place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT, and Adzenys ER for commercial distribution and drug products for our clinical trials. Although we have concluded the annual audit program prescribed by the Consent Decree entered into by our predecessor, our facilities may be inspected by the FDA at any time as a result of the Consent Decree. Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA's Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree and the FDA closed the matter. Although we may apply for relief from the Consent Decree in the future, there is no guarantee that such relief will be granted or that we will be in compliance with the requirements of the Consent Decree.

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

If our sole facility becomes damaged or inoperable or we are required to vacate our facility, our ability to manufacture Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER, our generic Tussionex or future potential product candidates for clinical development, may be jeopardized. Our inability to continue manufacturing adequate supplies of our products could adversely affect our ability to generate revenues.

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

        We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all. An inability to continue manufacturing adequate supplies of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER or our generic Tussionex at our Grand Prairie, Texas facilities could result in a disruption in the supply of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER, or our generic Tussionex to physicians and pharmacies, which would adversely affect our ability to generate revenues.

If other forms of our products and product candidates are approved and successfully commercialized by other third parties, especially if approved before we can successfully commercialize our products and product candidates, our business would be materially harmed.

        Other third parties may seek approval to manufacture and market their own versions of product candidates in our product pipeline in the United States. If any of these parties obtain FDA approval of such a competitive product before we do, they may be entitled to three years of marketing exclusivity. Such exclusivity would, for example, delay the commercialization of our product candidates and, as a result, we may never achieve significant market share for these products. Consequently, revenues from product sales of these products would be similarly delayed and our business, including our development programs, and growth prospects would suffer. Even if any of our product candidates are approved before a competitor's product candidate, we may not be entitled to any marketing exclusivity and, other than under circumstances in which third parties may infringe or are infringing our patents, we may not be able to prevent the submission or approval of another full NDA for any competitor's product candidate.

Amphetamine, methylphenidate and hydrocodone are Schedule II controlled substances under the Controlled Substances Act, and any failure to comply with this Act or its state equivalents would have a negative impact on our business.

        Amphetamine, methylphenidate and hydrocodone are listed by the DEA as a Schedule II controlled substance under the Controlled Substances Act ("CSA"). The DEA classifies substances as Schedule I, II, III, IV or V controlled substances, with Schedule I controlled substances considered to present the highest risk of substance abuse and Schedule V controlled substances the lowest risk. Scheduled controlled substances are subject to DEA regulations relating to supply, procurement, manufacturing, storage, distribution and physician prescription procedures. For example, Schedule II controlled substances are subject to various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills. In addition to federal scheduling, some drugs may be subject to state-controlled substance laws and regulations and more extensive requirements than those determined by the DEA and FDA. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may schedule products separately. While some states automatically schedule a drug when the DEA does so, other states require additional state rulemaking or legislative action, which could delay commercialization. Some state and local governments also require manufacturers to operate a drug stewardship program that collects, secures, transports and safely disposes of unwanted drugs.

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

        Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly , referred to as the "individual mandate". However, the new presidential administration has indicated that enacting changes to the Affordable Care Act is a legislative priority, and has discussed repealing and replacing the Affordable Care Act or amending the Affordable Care Act. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing the individual mandate, effective January 1, 2019. In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In 2018, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act, and litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results. Changes to the Affordable Care Act or other existing health care regulations could significantly impact our business and the pharmaceutical industry. Although it is too early to determine the effect of legal challenges, pending legislation, and executive action on the Affordable Care Act, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

        Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

  •
  The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken.

  •
  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

  •
  The Middle Class Tax Relief and Job Creation Act of 2012 required that the Centers for Medicare & Medicaid Services reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting.

        Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. Individual states in the United States have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We anticipate pricing scrutiny will continue and escalate, including on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, and our results of operations may be adversely impacted

        In addition, in September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted giving the FDA enhanced post-marketing authority including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information and compliance with REMS approved by the FDA. The FDA's exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to ensure compliance with post-approval regulatory requirements and potential restrictions on the sale and/or distribution of approved products.

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

        In addition, the market for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER will depend significantly on access to third-party payors' drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

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

Our relationships with customers, healthcare providers and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

        For our product and any product candidates that obtain regulatory approval and are marketed in the United States, our arrangements with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by U.S. federal and state governments and foreign jurisdictions in which we conduct our business. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.:

  •
  The federal Anti-Kickback Statute, makes it illegal for any person, including a prescription drug or biologic manufacturer (or a party on its behalf) to knowingly and willfully solicit, receive, offer or pay remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, either the referral of an individual, or the purchase, recommendation, order or prescription of a particular item, drug or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

  •
  The federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,781and $22,363 for each separate false claim, the potential for exclusion from participation in federal healthcare programs and the potential implication of various federal criminal statutes. The government may deem manufacturers to have "caused" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

  •
  Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, or falsifying, concealing or covering up a material fact, or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items, or services.

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which impose, among other things, specified requirements on covered entities and their business associates, relating to the privacy, and security of individually identifiable health information, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties applicable to business associates, and gave state attorneys general new authority to file civil actions for damage or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.

  •
  The Physician Payments Sunshine Act, enacted as part of the Affordable Care Act which imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program for certain payments and other "transfers of value"

    provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

  •
  Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. State and foreign laws also govern the privacy and security of health information in certain circumstances. Such data privacy and security laws may differ from one another in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, disgorgement, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Efforts to ensure that our business arrangements comply with applicable healthcare laws and regulations, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company's attention from the business.

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

        We intend to seek FDA approval through the 505(b)(2) regulatory approval pathway for each of our future product candidates in our product pipeline. The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Amendments, added 505(b)(2) to the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from trials that were not conducted by or for the applicant and for which the applicant does not have a right of reference.

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

        For NDAs submitted under 505(b)(2), the patent certification and related provisions of the Hatch-Waxman Amendments apply. Accordingly, we may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as "the Orange Book"), with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

        Under the Hatch-Waxman Amendments, the holder of patents that the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent owner's receipt of notice triggers a one-time, automatic, 30-month stay of the FDA's ability to approve the 505(b)(2) NDA, unless patent litigation is resolved in favor of the Paragraph IV filer or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all.

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

        As with many pharmaceutical products, treatment with our products or product candidates may produce undesirable side effects or adverse reactions or events. Although our products and product candidates contain active ingredients that have already been approved, meaning that the side effects arising from the use of the active ingredient or class of drug in our product candidates is generally known, our products or product candidates still may cause undesirable side effects. These could be attributed to the active ingredient or class of drug or to our unique formulation of such products or product candidates, or other potentially harmful characteristics. Such characteristics could cause us, institutional review boards, or IRBs, clinical trial sites, the FDA or other regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label, if the product candidate is approved, or the delay, denial or withdrawal of regulatory approval, which may harm our business, financial condition and prospects significantly.

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

        Our company has limited operating history commercializing branded products. Adzenys XR-ODT and Cotempla XR-ODT require and Adzenys ER will require substantial resources as we implement commercialization strategies to seek to begin generating substantial revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any substantial revenue or revenue at all. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER, if any, or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $66.2 million, $83.3 million and $30.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $266.4 million. We have devoted most of our financial resources to implementation of our commercialization strategies, manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and operate a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

        Developing future potential product candidates, conducting clinical trials, establishing raw material supplier relationships and manufacturing and marketing drugs are expensive and uncertain processes. Although we believe our cash, cash equivalents and marketable securities and anticipated future product revenues will be sufficient to allow us to fund the commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, we may need to obtain additional capital through equity offerings, debt financing, payments under new or existing licensing and research and development collaboration agreements, or any combination thereof, in order to become cash flow positive and to develop and commercialize additional product candidates. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition.

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

  •
  our ability to successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and to continue to increase the level of sales in the marketplace;

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

        On May 11, 2016, we entered into a $60 million senior secured credit facility with Deerfield as lender. Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017. Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2022, with a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. All obligations under our credit facility are secured by substantially all of our existing property and assets subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of December 31, 2017, we had an accumulated deficit of $266.4 million. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our credit facility with Deerfield. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

  •
  our ability to establish and maintain an effective sales and marketing infrastructure;

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

        Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We have in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, pursuant to the Tax Cuts and Jobs Act of 2017 we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80% and we may not carry back any net operating losses to prior years. These new rules apply regardless of the occurrence of an "ownership change."

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

        For example, on July 25, 2016, we received a paragraph IV certification from Actavis advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. This case alleged that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Actavis's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier.

        On October 17, 2017, we entered into a Settlement Agreement (the "Agreement") with Actavis. This Agreement resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's ANDA. Under the Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies. There can be no assurance that the Agreement will be approved by such agencies. In addition, there can be no assurance that we would not face future litigation regarding Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER or any future product candidates.

        For example, on October 31, 2017, we received a paragraph IV certification from Teva advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva. This case alleged that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. Such litigation is often time-consuming and costly and its outcome would be unpredictable, however, we intend to vigorously enforce our intellectual property rights relating to Cotempla XR-ODT. We would expect to face generic competition for our Cotempla XR-ODT product if such patents are not upheld or if Teva is found not to infringe such patents. The resulting loss of exclusivity would impact pricing and our sales of Cotempla XR-ODT, which could have a material adverse impact on our business.

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

        Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our and their approved products and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our products and product candidates may give rise to claims of infringement of the patent rights of others. There may, for example, be issued patents of third parties of which we are currently unaware, that may be infringed by our products or product candidates, which could prevent us from being able to commercialize our products or product candidates, respectively. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that our products or product candidates may infringe.

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

        Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our products and product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA's Orange Book with respect to our NDA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner once our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our NDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our NDA will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit. By way of example, when we initially submitted our Adzenys XR-ODT NDA in December 2012 and in response to our Paragraph IV certification, Shire initiated a lawsuit against us claiming patent infringement against certain of Shire's patents. We settled with Shire in July 2014. As part of our settlement, among other things, we stipulated that the commercial manufacture, use, selling, offering for sale or importing of Adzenys XR-ODT would infringe on certain Shire patents and that such patent claims are valid and enforceable with respect to our Adzenys XR-ODT NDA, but that such stipulations do not preclude us from filing new regulatory applications containing a Paragraph IV certification citing such patents. We also entered into a non-exclusive License Agreement (the "2014 License Agreement") with Shire for certain of Shire's patents with respect to our Adzenys XR-ODT NDA. Under the terms of the 2014 License Agreement, upon obtaining FDA approval of our Adzenys XR-ODT NDA, we were required to pay a lump-sum, non-refundable license fee no later than thirty days after receiving such approval and are required to pay a single-digit royalty on net sales of Adzenys XR-ODT during the life of Shire's patents. In addition, on January 26, 2017, we sent a letter to Shire, notifying Shire that we have made a Paragraph IV certification to the FDA that in our opinion and to the best of our knowledge, the patents owned by Shire that purportedly cover our Adzenys ER are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Adzenys ER. On March 6, 2017, we entered into a License Agreement (the "2017 License Agreement") with Shire, pursuant to which Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to Adzenys ER. Under the terms of the 2017 License Agreement, we were required to pay a lump sum, non-refundable license fee no later than thirty days after receiving regulatory approval and are required to pay a single digit royalty on net sales of the Adzenys ER during the life of the relevant Shire patents. Additionally, each of the 2014 and 2017 License Agreements contains a covenant from

Shire not to file a patent infringement suit against us alleging that Adzenys XR-ODT or Adzenys ER, respectively, infringes the Shire patents.

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

        The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering ("IPO"), in July 2015 at a price of $15.00 per share, our stock price has ranged from $4.85 to $28.99, through March 12, 2018. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

  •
  announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors, or perceptions regarding unsolicited public acquisition proposals of our company;

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

        As of December 31, 2017, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 34% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Potential uncertainty resulting from unsolicited acquisition proposals and related matters may adversely affect our business.

        In the past we have received, and in the future we may receive, unsolicited proposals to acquire our company or our assets. For example, in June 2017 and in October 2017, the Board of Directors received an unsolicited non-binding proposal for the acquisition of all of our stock. The review and consideration of acquisition proposals and related matters could require the expenditure of significant management time and personnel resources. Such proposals may also create uncertainty for our employees, customers and vendors. Any such uncertainty could make it more difficult for us to retain key employees and hire new talent, and could cause our customers and vendors to not enter into new arrangements with us or to terminate existing arrangements. Additionally, we and members of our Board of Directors could be subject to future lawsuits related to unsolicited proposals to acquire us. Any such future lawsuits could become time consuming and expensive.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

        As a public company, we will continue to incur significant legal, accounting and other expenses. In addition, the SOX Act, as well as rules subsequently implemented by the Securities and Exchange Commission (the "SEC") and NASDAQ, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas such as "say on pay" and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including exemption from compliance with the auditor attestation requirements of Section 404 of the SOX Act and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2020, (b) in which we have total annual gross revenue of at least $1.07 billion (as inflation-adjusted by the SEC from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

        On July 25, 2016, we received a paragraph IV certification from Actavis advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. alleging that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents.

        On October 17, 2017, we entered into the Agreement with Actavis, which resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's ANDA. Under the Agreement, we granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies.

        On October 31, 2017, we received a paragraph IV certification from Teva advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. We have new product exclusivity for a three-year period from the date of approval for Cotempla XR-ODT. The certification notice alleges that the three U.S. patents listed in the FDA's Orange Book for Cotempla XR-ODT, one with an expiration date in April 2026 and two with expiration dates in June 2032, will not be infringed by Teva's proposed product, are invalid and/or are unenforceable. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. We intend to vigorously enforce our intellectual property rights relating to Cotempla XR-ODT. We cannot predict the timing or outcome of these proceedings.

        On March 7, 2018, we received a citation advising us that the County of Harris, Texas (the "County") filed a lawsuit on December 13, 2017 against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through this lawsuit, the County seeks to recoup as damages some of the expenses it allegedly has incurred to combat opioid use and addiction. The County also seeks punitive damages, disgorgement of profits and attorneys' fees. While we believe that the lawsuit is without merit and intend to vigorously defend against it, we are not able to predict at this time whether this proceeding will have a material impact on our results of operations.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for our Common Stock

        Our common stock has been listed on the NASDAQ Global Market under the symbol "NEOS" since July 23, 2015. Our initial public offering was priced at $15.00 per share on July 22, 2015. The following table sets forth for each quarter in 2017 and 2016 the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	High	Low
First Quarter (from January 1, 2017 to March 31, 2017)	$7.90	$4.85
Second Quarter (from April 1, 2017 to June 30, 2017)	$9.60	$6.60
Third Quarter (from July 23, 2017 to September 30, 2017)	$9.40	$6.30
Fourth Quarter (from October 1, 2017 to December 31, 2017)	$13.15	$7.25
First Quarter (from January 1, 2016 to March 31, 2016)	$15.20	$7.57
Second Quarter (from April 1, 2016 to June 30, 2016)	$11.40	$7.15
Third Quarter (from July 1, 2016 to September 30, 2016)	$9.99	$6.33
Fourth Quarter (from October 1, 2016 to December 31, 2016)	$9.23	$5.30

        On December 29, 2017, the last trading day of 2017, the last reported sale price of our common stock on the NASDAQ Global Market was $10.20 per share. As of March 12, 2018, there were 28,996,956 shares of common stock outstanding, held by approximately 56 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*
Among Neos Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        There was no share purchase in the first three quarters in 2017. Shares purchased in the fourth quarter of 2017 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
October 1, 2017 to October 31, 2017	14,895	$8.00
November 1, 2017 to November 30, 2017	—	—
December 1, 2017 to December 31, 2017	—	—

Total	14,895	$8.00

(1)
Represents shares withheld to satisfy tax withholding amounts due from an employee related to the vesting of restricted stock.

ITEM 6.    Selected Consolidated Financial Data

        The following selected consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015, and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected historical financial data for the year ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read this data together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Total Revenue(1)	$25,018	$9,154	$3,792	$758	$1,044
Cost of Goods Sold	12,391	11,437	5,929	3,391	2,534
Research and Development Expenses	8,957	12,207	11,691	10,574	9,974
Selling and Marketing Expenses(1)	46,881	49,291	5,672	229	153
General and Administrative Expenses	13,805	12,625	7,078	5,036	5,471
Interest and Other Expense	9,231	6,927	4,203	2,377	1,512

Net Loss from Continuing Operations(1)	$(66,247)	$(83,333)	$(30,781)	$(20,849)	$(18,600)
Loss from Discontinued Operations	—	—	—	—	(437)
Net Loss(1)	$(66,247)	$(83,333)	$(30,781)	$(20,849)	$(19,037)

Preferred Stock Accretion to Redemption Value	—	—	(1,169)	(1,118)	(1,227)
Preferred Stock Dividends	—	—	(1,221)	(2,185)	(2,185)

Net Loss Attributable to Common Stock	$(66,247)	$(83,333)	$(33,171)	$(24,152)	$(22,449)

Net Loss per Share—Basic and Diluted(2)	$(2.68)	$(5.19)	$(4.38)	$(27.56)	$(28.45)

Shares Used to Compute Net Loss per Share—Basic and Diluted(2)	24,751,091	16,052,390	7,581,881	876,318	788,964

(1)
We began marketing Adzenys XR-ODT on May 16, 2016 and initiated an early experience program with limited product availability for Cotempla XR-ODT on September 5, 2017 before launching this product nationwide on October 2, 2017 and have determined that at this time it cannot reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue and related cost of goods sold on product shipments of Adzenys XR-ODT and Cotempla XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT and Cotempla XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. Thus, the amounts included in Total Revenue and Net Loss from Continuing Operations for Adzenys XR-ODT and Cotempla XR-ODT reflect only patient prescriptions dispensed to date. Also, the Selling and Marketing Expenses and Net Loss amounts in 2017 and 2016 reflect the sales and marketing expenses associated with the commercialization of Adzenys XR-ODT and Cotempla XR-ODT.

(2)
See Note 3 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per common share.

Consolidated Balance Sheet Data:

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash and Cash Equivalents	$31,969	$24,352	$90,763	$13,343	$11,947
Short-Term Investments	18,448	15,430	—	3,000	7,497
Working Capital	45,038	33,624	82,306	13,380	14,303
Total Assets	107,353	80,142	122,510	45,230	41,878
Long Term Debt, net of Current Portion(1)	58,938	58,599	26,271	23,121	16,454
Redeemable Convertible Preferred Stock(2)	—	—	—	90,149	70,836
Stockholders' Equity (Deficit)	7,890	(1,548)	78,374	(78,782)	(54,844)

(1)
On May 11, 2016, we entered into a $60 million senior secured credit facility ("Facility") with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, "Deerfield"), as lenders. See Note 11 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

OVERVIEW

        We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER oral suspension ("Adzenys ER"), for the treatment of attention deficit hyperactivity disorder ("ADHD"). Our products and product candidates are extended-release ("XR"), medications in patient-friendly, orally disintegrating tablets ("ODT") or liquid suspension dosage forms. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration ("FDA"), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product on May 16, 2016. We received approval from the FDA for Cotempla

XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017. We initiated an early experience program with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017. Also, we received approval from the FDA for Adzenys ER, our amphetamine extended-release liquid suspension, on September 15, 2017, and launched the commercialization of this product on February 26, 2018. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market.

        We are commercializing Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in the United States using our own commercial infrastructure. We are manufacturing Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in our current Good Manufacturing Practice ("cGMP") and U.S. Drug Enforcement Administration ("DEA")-registered manufacturing facilities, thereby obtaining our products at cost without manufacturer's margins and better controlling supply quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold ("generic Tussionex").

        On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. ("Actavis") advising us that Actavis has filed an Abbreviated New Drug Application ("ANDA") with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. alleging that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the "Agreement") with Actavis. The Agreement resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's ANDA. Under the Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies.

        On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. ("Teva") advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. We have new product exclusivity for a three-year period from the date of approval for Cotempla XR-ODT. The certification notice alleges that the three U.S. patents listed in the FDA's Orange Book for Cotempla XR-ODT, one with an expiration date in April 2026 and two with expiration dates in June 2032, will not be infringed by Teva's proposed product, are invalid and/or are unenforceable. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. We intend to vigorously enforce our intellectual property rights relating to Cotempla XR-ODT. We are unable to predict the timing or outcome of these proceedings at this time. We anticipate incurring increasing amounts of legal fees in the enforcement of our intellectual property rights.

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

        We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $66.2 million for the year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of approximately $266.4 million. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

        On May 11, 2016, we entered into a $60 million senior secured credit facility ("Facility") with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, "Deerfield"), as lenders. Approximately $33 million of the proceeds was used to prepay the existing senior and subordinated debt (the "Note") that was otherwise payable in 2016 and 2017. Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We had an option, which we exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million in deferred interest payments ("Accrued Interest") was to be paid in cash on June 1, 2017.

        On June 1, 2017 (the "Amendment Date"), we entered into a First Amendment (the "Amendment") with Deerfield to the Facility which extended the date to repay the Accrued Interest under the Facility to June 1, 2018 (the "PIK Maturity Date"), which may have been extended to June 1, 2019 at our election if certain conditions had been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the form of Senior Secured Convertible Notes (the "Convertible Notes") issued to Deerfield on the Amendment Date. Interest is due quarterly at a rate of 12.95% per year. The $6.6 million of Convertible Notes were convertible into shares of our common stock at the noteholder's option at any time up to the close of business on the date that is five days prior to the PIK Maturity Date.

        On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of our common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company's common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of our common stock to Deerfield on this date and the Convertible Notes were cancelled.

        On August 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the "Shelf"). We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of its common stock from time to time in "at-the-market" offerings under the Shelf (the "Sales Agreement"). The Shelf was declared effective by the SEC on August 12, 2016. During the year ended December 31, 2016, we did not make any sales under the Sales Agreement. We made common stock offerings in February 2017 and June 2017 pursuant to the Shelf.

        In February 2017, we closed an underwritten public offering of 5,750,000 shares of our common stock at a public offering price of $5.00 per share, which included 750,000 shares of our common stock resulting from the underwriters' exercise of their over-allotment option on February 17, 2017. Deerfield, our senior lender, participated in the purchase our common shares as part of this public offering, and as a result, is now classified as a related party. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $26.7 million.

        On June 30, 2017, we closed an underwritten public offering of 4,800,000 shares of our common stock at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. We also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of our common stock which was exercised in full on July 26, 2017. The net proceeds to us through July 26, 2017 from this offering, after deducting offering expenses payable by us, were approximately $34.3 million.

        During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share in February 2017 for gross proceeds of $3.7 million and net proceeds of $3.6 million and paying total compensation to the sales agent of approximately $0.1 million.

        We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all, or that we will be able to successfully commercialize our product candidates. In addition, we may not be profitable even if we succeed in commercializing Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER, and, if approved, any of our product candidates that we may develop.

FINANCIAL OPERATIONS OVERVIEW

Revenue

        During 2015 and 2016, our revenue was generated primarily from product sales of our generic Tussionex recorded on a net sales basis. Sales of our generic Tussionex are seasonal and correlate with the cough and cold season. We launched commercialization of Adzenys XR-ODT on May 16, 2016 and initiated an early experience program with Cotempla XR-ODT with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017. We sell our products to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of our acquisition of all of the rights to commercialize and derive future profits from the Tussionex ANDA, the continuing commercialization of Adzenys XR-ODT and Cotempla XR-ODT, and the commercial launch of Adzenys ER, we expect our future revenue to increase from historical levels.

        We expect the number of prescriptions filled for Adzenys XR-ODT and Cotempla XR-ODT to continue to increase. Data from IMS shows 187,685 and 12,721 equivalent unit prescriptions for Adzenys XR-ODT and Cotempla XR-ODT, respectively, for the year ended December 31, 2017. From the launch of Adzenys XR-ODT in May 2016 through December 31, 2016, data from IMS showed 30,339 equivalent unit prescriptions.

        In the future, we will seek to generate additional revenue from product sales of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. We have little Adzenys XR-ODT and Cotempla XR-ODT sales history and have determined that at this time we cannot reliably estimate expected returns of the products at the time of shipment to wholesalers. Accordingly, we defer recognition of revenue on product shipments of Adzenys XR-ODT and Cotempla XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT and Cotempla XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions of Adzenys XR-ODT and Cotempla XR-ODT dispensed using an analysis of third-party information. If we fail to successfully market Adzenys XR-ODT and Cotempla XR-ODT or successfully launch and market Adzenys ER, our inability to generate future revenue from product sales may adversely affect our results of operations and financial position.

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

  •
  expenses incurred under third party agreements with contract research organizations ("CROs"), and investigative sites that conduct our clinical trials and a portion of our pre-clinical activities;

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

        Prior to 2016, the largest component of our total operating expenses has been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

	December 31,
	2017	2016	2015
	(in thousands)
NT-0102 Cotempla XR-ODT	$2,034	$1,613	$3,232
NT-0201 Adzenys ER	155	2,403	237
NT-0202 Adzenys XR-ODT	760	650	330
Other Research and Development Activities(1)	6,008	7,541	7,892

	$8,957	$12,207	$11,691

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

        We expect that our research and development expenses will fluctuate over time as we explore new product candidates, but will decrease as a percentage of revenue if Adzenys XR-ODT and Cotempla XR-ODT are commercially successful, if Adzenys ER is successfully launched and commercialized or if any of our product candidates are approved and are commercially successful. We expect to fund our research and development expenses from our current cash and cash equivalents, a portion of the net proceeds from our public offerings of common stock and debt financing and revenues, if any, from Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER and, if approved, our product candidates that we may develop.

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

Selling and marketing

        Selling and marketing expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, commercialization activities for Adzenys XR-ODT and Cotempla XR-ODT and pre-commercialization activities for Adzenys ER, commercial sales organization costs incurred in the preparation for and in the commercialization of Adzenys XR-ODT and Cotempla XR-ODT, and in the preparation for the launch and commercialization of Adzenys ER and trade sales expenses for our generic Tussionex. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care relations, medical marketing, sales support tools, sales planning and market data and analysis.

        We believe that our selling and marketing expenses may continue at these levels with the continuing commercialization of Adzenys XR-ODT, and the launch and commercialization of Cotempla XR-ODT and Adzenys ER in the United States.

General and administrative

        General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, for our employees in executive, finance, information technology and human resources functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses or cost of goods sold, and professional fees for business development, accounting, tax and legal services. Beginning in July 2016, we began recording stock compensation expense in the same income statement line as the cash compensation of the employee with the associated stock option in accordance with Staff Accounting Bulletin ("SAB") Topic 14 due to the increased number and amount of stock options and option compensation. We have reclassified all prior quarters' and prior years' amounts that relate to personnel not classified as general and administrative employees out of general and administrative expense to the appropriate income statement line in accordance with this approach.

        We anticipate that our general and administrative expenses will increase due to increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs, as well as accounting and compliance costs to support the commercialization of our products, and, if approved, our product candidates. In addition, as a result of our Paragraph IV litigation costs, we have incurred increasing amounts of legal fees in the enforcement of our intellectual property rights.

Interest expense, net

        On May 11, 2016, we entered into the Facility with Deerfield. Deerfield participated in the purchase of our common shares as part of our February 2017 public offering, and as a result, is now classified as a related party. Approximately $33.0 million of the Facility proceeds were used to prepay the existing senior Loan and Security Agreement ("LSA") with Hercules Technology III, L.P. ("Hercules") and the 10% related party subordinated debt (the "Note") that was otherwise payable in 2016 and 2017. We entered into the Amendment to the Facility on June 1, 2017, which provided a one-year deferral, with an option for a second year of deferral, of payment of the first year accrued interest of $6.6 million, provided that we met certain sales revenue targets and obtain FDA approval of certain of our product candidates on or before the Prescription Drug User Fee Act (the "PDUFA") goal date. Before the Amendment, this accrued interest had been deferred until June 1, 2017 per the terms of the Facility. The right to payment of the $6.6 million of accrued interest was memorialized in the form of the Convertible Notes issued to Deerfield on the Amendment Date. Interest is due quarterly at a rate of 12.95% per year. Deerfield had an option to convert these notes into our common stock. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of our common stock at a conversion price of $7.08 per share. This resulted in issuing 929,967 shares of our common stock to Deerfield on this date and the Convertible Notes were cancelled.

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

Other income (expense), net

        Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. The first sale-leaseback financings occurred in five separate transactions in 2013 and 2014, each with a 42-month lease term. The gains on the transactions were recognized on a straight-line basis over the respective 42-month lease term. In February 2017, we entered into an additional agreement for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Under this agreement, we entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The February sale resulted in a net gain of $14,000 which has been deferred and is being amortized over the 36-month term of the lease. There was no gain or loss on the June 2017 sale. (See Notes 11 and 17 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details). Other income and expense also includes interest earned, accretion and gains on our cash and cash equivalents and short-term investments and changes resulting from the remeasurement of the fair value of our earnout and derivative liabilities. The primary objective of our investment policy is liquidity and capital preservation.

RESULTS OF OPERATIONS

Year ended December 31, 2017 compared to the year ended December 31, 2016

Revenues

        The following table summarizes our revenues for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(in thousands)
Product	$25,018	$9,154	$15,864	173.3%

        Total product revenues were $25.0 million for the year ended December 31, 2017, an increase of $15.9 million or 173.3% from the $9.2 million for the year ended December 31, 2016. The increase was primarily due to a $16.0 million increase in net sales of Adzenys XR-ODT which launched on May 16, 2016 from $19.0 million of net sales for the year ended December 31, 2017 versus approximately $3.0 million for the year ended December 31, 2016. Net sales of Cotempla XR-ODT which commenced on September 5, 2017 were $0.9 million. The increase was partially offset by an approximately $1.1 million decline in net sales of our generic Tussionex to $5.1 million for the year ended December 31, 2017 from $6.2 million for the year ended December 31, 2016 primarily due to competitive pricing pressures for this product.

Cost of goods sold

        The following table summarizes our cost of goods sold for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(in thousands)
Cost of Goods Sold	$12,391	$11,437	$954	8.3%

        Total cost of goods sold was $12.4 million for the year ended December 31, 2017, an increase of $1.0 million or 8.3%, from the $11.4 million for the year ended December 31, 2016. This increase was primarily from a $3.9 million increase in product costs and an associated increase of $1.7 million of royalty fees, freight and logistics costs relating to the increased sales of Adzenys XR-ODT in 2017 which launched on May 16, 2016 and sales from of Cotempla XR-ODT which commenced on September 5, 2017. Partially offsetting these increased costs were lower production cost of $4.6 million relating to efficiencies from increased production to meet sales demand, manufacturing costs for the production of Cotempla XR-ODT being capitalized into inventory after June 30, 2017, following the FDA approval date of June 19, 2017 and manufacturing costs for the production of Adzenys ER being capitalized into inventory after September 30, 2017, following the FDA approval date of September 15, 2017.

Research and development expenses

        The following table summarizes our research and development expenses for year ended December 31, 2017 and 2016:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(in thousands)
Research & Development Expenses	$8,957	$12,207	$(3,250)	(26.6)%

        Research and development expenses were $9.0 million for the year ended December 31, 2017, a decrease of approximately $3.3 million or 26.6%, from the $12.2 million for the year ended December 31, 2016. This decrease was primarily due to a $1.4 million decrease in clinical expenses and a $1.0 million decrease in FDA filing fees associated with Adzenys ER and Cotempla XR-ODT, which completed in 2016. Additionally, development cost for materials, professional fees, employee and related administrative expenses declined $0.9 million.

Selling and marketing expenses

        The following table summarizes our selling and marketing expenses for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(in thousands)
Sales and Marketing Expenses	$46,881	$49,291	$(2,410)	(4.9)%

        The total selling and marketing expenses were $46.9 million for the year ended December 31, 2017, a decrease of $2.4 million or 4.9%, from the $49.3 million for the year ended December 31, 2016. The decrease was primarily due to a decrease of $7.0 million in advertising expenses, $0.4 million in media management and creative design and $2.0 million in commercial team training activities associated with the launch of our initial branded product, Adzenys XR-ODT, in 2016. These decreases were partially offset by $6.4 million increase in the commercial sales organization salesforce costs and $0.6 million increase in salaries and benefits, as this salesforce and support organization was in place for the full year of 2017, whereas in 2016, we were in the process of building out this operation in anticipation of the May 2016 launch of our initial branded product.

General and administrative expenses

        The following table summarizes our general and administrative expenses for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(in thousands)
General and Administrative Expenses	$13,805	$12,625	$1,180	9.3%

        The total general and administrative expenses were $13.8 million for the year ended December 31, 2017, an increase of $1.2 million or 9.3%, from the $12.6 million for the year ended December 31, 2016. Salaries and benefits expense increased $0.6 million primarily due to additional corporate personnel supporting increased compliance requirements. Legal cost for patent defense increased $1.0 million, partially offset by a $0.5 million decrease in business development and office supplies.

Interest expense

        The following table summarizes interest expense and loss on debt extinguishment for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(in thousands)
Interest Expense	$(10,085)	$(8,124)	$1,961	24.1%

        The total interest expense was $10.1 million for the year ended December 31, 2017, an increase of $2.0 million or 24.1%, from the $8.1 million for the year ended December 31, 2016. Interest on debt was $3.1 million higher due to the higher debt balance in 2017 and interest expense related to the additional debt discounts recorded in June 2017 as a result of the modification of the Facility (see Note 11 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details).

        Partially offsetting increased senior debt interest expense was the early prepayment of the LSA in 2016 which resulted in a $1.2 million loss on debt extinguishment due to recording the $0.2 million LSA prepayment charge, writing off the $0.5 million of unamortized LSA end of term charge and the $0.5 million of unamortized LSA loan discount.

Other income, net

        The following table summarizes our other income for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(in thousands)
Other income, net	$854	$1,197	$(343)	(28.7)%

        Other income, net was $0.9 million for the year ended December 31, 2017, a decrease of $0.3 million or 28.7%, from $1.2 million for the year ended December 31, 2016. Other income, net in 2017 consisted of changes in fair value of the Deerfield debt derivative and the Tussionex earn-out liability amounting to $0.5 million, interest income of $0.3 million and amortized gain on the sale-leasebacks of $0.1 million. Other income, net in 2016 consisted of $0.5 million of amortization of the gain on the sale-leasebacks, $0.4 million gain on the auction sale of certain fully depreciated property and equipment, and interest income of $0.3 million.

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

Research and development expenses

        The following table summarizes our research and development expenses for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
Research & Development Expenses	$12,207	$11,691	$516	4.4%

        Research and development expenses were $12.2 million for the year ended December 31, 2016, an increase of approximately $0.5 million or 4.4%, from the $11.7 million for the year ended December 31, 2015. This increase was primarily due to a $2.5 million increase in professional services principally for clinical studies for our product candidates, partially offset by a $1.3 million net decrease in regulatory fees as the $2.3 million FDA filing fee for the NDA for Cotempla XR-ODT submitted in 2015 was partially offset by the $1.0 million FDA filing fee for the NDA for Adzenys ER in 2016, a $0.4 million decrease in depreciation expense as certain capital lease assets became fully depreciated in July 2016, a $0.2 million decrease in services of outside firms and a $0.1 million decrease in facility and related costs due principally to reduced equipment repairs.

Selling and marketing expenses

        The following table summarizes our selling and marketing expenses for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
Sales and Marketing Expenses	$49,291	$5,672	$43,619	769.0%

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

General and administrative expenses

        The following table summarizes our general and administrative expenses for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
General and Administrative Expenses	$12,625	$7,078	$5,547	78.4%

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

Interest expense

        The following table summarizes interest expense and loss on debt extinguishment for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
Interest Expense	$(8,124)	$(3,721)	$(4,403)	118.3%

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

Other income (expense), net

        The following table summarizes our other income (expense) for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
	(in thousands)
Other income (expense), net	$1,197	$(482)	$1,679	(348.3)%

        Other income, net was $1.2 million of net income for the year ended December 31, 2016, an absolute increase of $1.7 million or 348.3%, from the $0.5 million of net expense for the year ended December 31, 2015. The 2016 other income, net included $0.5 million of amortization of the gain on the sale-leasebacks, $0.4 million gain on the auction sale of certain fully depreciated property and equipment, and $0.3 million of investment accretion and interest income. The $0.5 million of net expense in 2015 was primarily due to $1.3 million 2015 year-to-date net expense effect of the remeasurements of the fair values of the warrant and earnout liabilities, which was partially offset by the $0.8 million amortization of the gain on the sale-leasebacks. In 2016, as a result of our IPO, the warrants are no longer being revalued at each balance sheet date (see Note 2—Warrants to the notes to our consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        Since our reorganization in 2009 until our initial public offering ("IPO"), we financed our operations primarily through private placements of common stock and redeemable convertible preferred stock and bank and other lender financing. On July 28, 2015, we closed our IPO whereby we sold 5,520,000 shares of our common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of our common stock resulting from the underwriters' exercise of their over-allotment option at the IPO price on July 23, 2015. We received aggregate net proceeds of $75.0 million from the offering, after deducting underwriting discounts and commissions of $5.8 million and offering expenses of approximately $2.0 million. The securities described above were offered by us pursuant to a registration statement on Form S-1 declared effective by the SEC on July 22, 2015.

        On May 11, 2016, we entered into the $60 million Facility with Deerfield. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% amended and restated subordinated note (the "Note") that was issued by us to Essex Capital Corporation ("Essex") which was to mature in March 2017, which were otherwise payable in 2016 and 2017. Principal on the Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We had an option, which we exercised, to defer payment of each of the first four interest payments under the Facility, adding such amounts to the outstanding loan principal. The aggregate $6.6 million Accrued Interest was to be paid in cash on June 1, 2017.

        On June 1, 2017 (the "Amendment Date"), we entered into the First Amendment (the "Amendment") to the Facility with Deerfield which extended the date to repay the Accrued Interest under the Facility to June 1, 2018 (the "PIK Maturity Date"), which may have been extended to June 1, 2019 at our election if certain conditions had been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the Convertible Notes issued to Deerfield on the Amendment Date. Interest is due quarterly at a rate of 12.95% per year.

        The $6.6 million of Convertible Notes were convertible into shares of our common stock at the noteholder's option at any time up to the close of business on the date that is five days prior to the PIK Maturity Date. The per share conversion price was to be the greater of (A) 95% of the average of the volume weighted average prices per share of our common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (B) $7.00. On June 30, 2017, we filed a registration statement on form S-3 with the SEC registering 940,924 shares of our common stock that may be offered from time to time by Deerfield, the maximum number of shares of our common stock which would be issued upon conversion of the Convertible Notes assuming the lowest possible conversion price of $7.00 per share, and such registration statement was declared effective by the SEC on July 11, 2017. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company's common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company's common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company's common stock to Deerfield on this date and the Convertible Notes were cancelled.

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

        In February 2017, we closed an underwritten public offering of 5,750,000 shares of our common stock at a public offering price of $5.00 per share, which includes 750,000 shares of our common stock resulting from the underwriters' exercise of their over-allotment option at the public offering price on February 17, 2017. Deerfield, our senior lender, participated in the purchase of our common shares as part of this public offering, and as a result, is now classified as a related party. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us were approximately $26.7 million.

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

        The shares of common stock for both the June 2017 and February 2017 offerings were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by us on August 1, 2016, and declared effective by the SEC on August 12, 2016. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the "Shelf"). We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf (the "Sales Agreement"). During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million after paying compensation to the sales agent of $0.1 million.

        Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

        As of December 31, 2017, we had $32.0 million in cash and cash equivalents and $18.4 million in short-term investments. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months after filing this Annual Report on Form 10-K.

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

Cash flows

        The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended December 31,			Year Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2017	2016		2016	2015
	(in thousands)
Net Cash (used in) provided by:
Net Cash used in operating activities	$(53,261)	$(70,646)	$17,385	$(70,646)	$(25,867)	$(44,779)
Net Cash (used in) provided by investing activities	(2,533)	(19,322)	$16,789	(19,322)	1,977	$(21,299)
Net Cash provided by financing activities	63,411	23,557	$39,854	23,557	101,310	$(77,753)

Net increase (decrease) in cash and cash equivalents	$7,617	$(66,411)	$74,028	$(66,411)	$77,420	$(143,831)

Cash used in operating activities

        Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including deferred interest on debt, share-based compensation expense, depreciation expense, amortization of patents and other intangible assets and amortization of senior debt fees.

        Net cash used in operating activities was $53.3 million and $70.6 million for the years ended December 31, 2017 and 2016, respectively. The $17.4 million decrease in net cash used from operating activities was due to the $17.1 million decrease in our net losses, as discussed in "Results of Operations" above, a $2.0 million decrease in noncash items and a $2.3 million increase in the provision of cash from working capital. The increase in cash provided by working capital changes resulted primarily from the following: $7.4 million from the increase in deferred revenue from Adzenys XR-ODT and Cotempla XR-ODT, $0.8 million increase from the deferred commercial sales organization costs as the ongoing operations contract commenced in March 2016 and $3.8 million decreased cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments. These increases were partially offset by $5.3 million for accounts receivable mainly due to increased sales in Adzenys XR-ODT and Cotempla XR-ODT in 2017 and $4.4 million from increased inventories due to increased production volume for Adzenys XR-ODT and Cotempla XR-ODT. The decrease in noncash items was principally due to a $2.6 million decrease in deferred interest on debt, a $0.9 million decrease resulting from the 2016 loss on debt extinguishment due to the early repayment of the Facility and the Note, a $0.5 million decrease in the fair value change of earnout and derivative liabilities and a $0.2 million decrease in depreciation and amortization expense, partially offset by a $0.6 million increase in share-based compensation expense, a $0.9 million increase in amortization of senior debt fees and a $0.9 million decrease in deferred gain on sale of equipment primarily due to the expiration of the 2013 and 2014 sale-leasebacks.

        Net cash used in operating activities was $70.6 million and $25.9 million for the years ended December 31, 2016 and 2015, respectively. The $44.8 million increase in net cash used from operating activities was due to the $52.5 million increase in our net losses, as discussed in "Results of Operations" above, partially offset by a $5.7 million increase in noncash items and a $2.0 million increase in cash from working capital. The increase of cash from working capital changes primarily resulted from a $1.3 million decrease in accounts receivable as customers made payments to bring their accounts current, a $0.5 million increase in accrued expenses and accounts payable due to the timing of vendor invoicing and costs related to sales of Adzenys XR-ODT which are deferred until the revenue associated with those fees is recognized and a $3.7 million increase in deferred revenue related to Adzenys XR-ODT, partially offset by increased cash usage from a $2.8 million increase in inventories in anticipation of forecasted increased sales of our generic Tussionex and Adzenys XR-ODT and a $0.6 million increase in other assets. The increase in noncash items was principally due to a $4.2 million of deferred interest on the Facility and the Note, a $2.3 million increase in share-based compensation expense, a $0.9 million loss on debt extinguishment related to unamortized debt discount, partially offset by a $1.3 million decrease in the change in the fair value of the warrant and earnout liabilities since 2015 and a net $0.4 million decrease in all other noncash items.

Cash (used in) provided by investing activities

        Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

        Net cash used in investing activities was $2.5 million for the year ended December 31, 2017 primarily due to the $48.0 million purchase of short-term investments and $2.5 million of capital expenditures principally for production equipment, partially offset by the $45.1 million of sales and maturities of short-term investments and $3.2 million of proceeds from the sale-leaseback of equipment.

        Net cash used by investing activities was $19.3 million for the year ended December 31, 2016 primarily due to the $66.1 million purchase of short-term investments partially offset by the $50.8 million sales of short-term investments, $3.6 million of capital expenditures principally for equipment and systems to be used in the production and testing of Adzenys XR-ODT and our other product candidates and a new Enterprise Resource Planning System ("ERP").

        Net cash provided by investing activities of $2.0 million for the year ended December 31, 2015 was primarily due to the net sale of $3.0 million of short-term investments, partially offset by a $1.0 million of capital expenditures in 2015 primarily in association with the expansion of our controlled substances vault.

Cash provided by financing activities

        Net cash provided by financing activities of $63.4 million in the year ended December 31, 2017 principally included $64.6 million of proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs and partially offset by $1.0 million of principal payments under the sales-leasebacks.

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

Credit facilities

        On May 11, 2016, we entered into a $60 million Facility with Deerfield. Approximately $33 million of the proceeds was used to repay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the Note that was issued by us to Essex which was to mature in March 2017, which were otherwise payable in 2016 and 2017. Principal on the Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. In connection with the Facility, we paid a $1,350,000 yield enhancement fee to Deerfield and approximately $0.2 million of legal fees. Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million.

        We had an option, which we exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million Accrued Interest was to be paid in cash on June 1, 2017.

        On June 1, 2017, we entered into the Amendment to the Facility which extended the PIK Maturity Date to June 1, 2018, which may have been extended to June 1, 2019 at our election if certain conditions had been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the Convertible Notes issued to Deerfield on the Amendment Date. Interest is due quarterly at a rate of 12.95% per year.

        The $6.6 million of Convertible Notes were convertible into shares of our common stock at Deerfield's option at any time up to the close of business on the date that is five days prior to the PIK Maturity Date. The per share conversion price was to be the greater of (A) 95% of the average of the volume weighted average prices per share of our common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (B) $7.00. On June 30, 2017, we filed a registration statement on form S-3 with the SEC registering 940,924 shares of our common stock that may be offered from time to time by Deerfield, the maximum number of shares of our common stock which would be issued upon conversion of the Convertible Notes assuming the lowest possible conversion price of $7.00 per share, and such registration was declared effective by the SEC on July 11, 2017. Deerfield cannot own more than 9.985% of our outstanding shares at any one time, and the aggregate conversion could not exceed 19.9% of our outstanding common stock as of June 1, 2017.

        The principal amount of the Convertible Notes issued under the Amendment and all accrued and unpaid interest thereon was to become due and payable upon written notice from the Deerfield, and if either (a) we did not meet certain quarterly sales milestones specified in the Amendment or (b) we did not receive and publicly announce FDA approval of the new drug applications on or before the applicable PDUFA goal date as set forth on the schedules to Amendment. Per the Amendment, we will prepay all of the outstanding obligations under the Facility and the Convertible Notes upon the occurrence of a change in control or a sale of substantially all of our assets and liabilities. The Amendment increased the staggered prepayment fees for prepayments due upon a change of control or any other prepayment made or required to be made by us by 300 basis points from June 1, 2017 through the period ending prior to May 11, 2020 for the change in control prepayment fees and through the period ending prior to May 11, 2022 for any other prepayments, respectively (the "Prepayment Premiums"). Such Prepayment Premiums, as amended, range from 12.75% to 2%.

        On October 26, 2017, Deerfield elected to convert the entire $6.6 million of Convertible Notes into shares of the Company's common stock at a conversion price of $7.08 per share. This resulted in issuing 929,967 shares of the Company's common stock to Deerfield on this date and the Convertible Notes were cancelled.

        Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2017, we were in compliance with the covenants under the Facility.

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

        During the years ended December 31, 2017, 2014 and 2013, we entered into agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $3.2 million, $795,000 and $5.5 million, respectively, with bargain purchase options at the end of each respective lease, all of which are classified as capital leases. The two February 2013 leases for a total of $3.5 million of assets expired in July 2016, the July 2013 lease for a total of $1.0 million of assets expired in December 2016, the November 2013 lease for a total of $1.0 million of assets expired in April 2017, the March 2014 lease for a total of $795,000 of assets expired in September 2017, and all lease buy-out liabilities were satisfied. The approximate imputed interest rate on these leases is 14.9%, 14.5% and 14.5%, respectively. See "Contractual Commitments and Obligations" below for future payments under these leases.

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

        In February 2017, pursuant to the Shelf, we closed an underwritten public offering of 5,750,000 shares of our common stock at a public offering price of $5.00 per share, which includes 750,000 shares of our common stock resulting from the underwriters' exercise of their over-allotment option at the public offering price on February 17, 2017. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us were approximately $26.7 million.

        On June 30, 2017, pursuant to the Shelf, we closed an underwritten public offering of 4,800,000 shares of our common stock at a price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. We also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of our common stock which the underwriters exercised in full on July 26, 2017. The net proceeds to us from this offering, after deducting offering expenses payable by us, were approximately $34.3 million.

        During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement at an average sale price of approximately $5.01 per share. As of December 31, 2017, $58.0 million of our common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $36.2 million of common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

        We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all, or that we will be able to successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER or, if approved, our new product candidates. In addition, we may not be profitable even if we succeed in commercializing Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER or, if approved, any of our new product candidates. We expect to continue to incur operating losses over the next several years as we seek regulatory approval for our product candidates and build and operate commercial infrastructure to support sales and marketing of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and, if approved, our product candidates that we may develop. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our anticipated operating requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

  •
  the costs of operating our sales, marketing and distribution capabilities;

  •
  the market acceptance of our products and, if approved, product candidates and related success in commercializing and generating sales from our products and, if approved, product candidates, that we may develop;

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

        Our management's discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities at the date of the financial statements, as well as reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

        While our significant accounting policies are described in more detail in Note 2 to the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

        Revenue is generated from product sales, recorded on a net sales basis in consideration of savings offers, prompt pay discounts, product returns, rebates, wholesaler fees and chargebacks, each of which is described in more detail below. Product revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price to the buyer is fixed and determinable; and collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if the price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid for the product, or the buyer is obligated to pay for the product and the obligation is not contingent on resale of the product, the buyer's obligation to pay would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by us, we do not have significant obligations for future performance to directly bring about resale of the product by the buyer and the amount of future returns can be reasonably estimated.

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

        Revenues for Adzenys XR-ODT, Cotempla XR-ODT and generic Tussionex for the years ended December 31, 2017, 2016 and 2015, respectively, are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Adzenys XR-ODT	$18,959	$2,924	$—
Cotempla XR-ODT	894	—	—
Generic Tussionex	5,165	6,230	3,792

	$25,018	$9,154	$3,792

Net branded product sales

        Net product sales for our branded Adzenys XR-ODT and Cotempla XR-ODT products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, prompt payment discounts, wholesaler fees and estimated rebates to be incurred on the selling price of the respective product sales. We recognize branded total gross product sales less gross to net sales adjustments as revenue based on information from third-party providers.

Savings offers

        We offer savings programs for Adzenys XR-ODT and Cotempla XR-ODT to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. We record the amount of redeemed savings offers based on information from third-party providers and recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

Prompt payment discounts

        Prompt payment discounts are based on standard programs with wholesalers and are recorded as a discount allowance against accounts receivable and as a deferred discount reduction of deferred revenue. The deferred discounts are subsequently recorded within net product sales when the deferred revenue is recognized into revenue based on units dispensed through patient prescriptions.

Wholesale distribution fees

        Wholesale distribution fees are based on definitive contractual agreements for the management of our products by wholesalers and are recorded as deferred wholesale distribution fees in other current assets. The deferred wholesale distribution fees are subsequently recorded within net product sales when the deferred revenue is recognized into revenue based on units are dispensed through patient prescriptions.

Rebates

        Our products are subject to commercial managed care and government-managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Calculations related to these rebate accruals are estimated based on information from third-party providers. Estimated rebates payable under such programs are recorded as a reduction of revenue at the time revenues are recorded. Historical trends of estimated rebates will be continually monitored and may result in future adjustments to such estimates.

        The following table presents our gross to net sales deductions for our Adzenys XR-ODT which we launched commercially on May 16, 2016 and for our Cotempla XR-ODT which we initiated an early experience program with limited product availability on September 5, 2017 and launched nationwide on October 2, 2017:

	Cash Discounts	Sales Offers	Wholesaler Fees	Government Rebates	Total Gross to Net Sales Deductions
	(in thousands)
Balance at December 31, 2015	$—	$—	$—	$—	$—

Provision, net	384	3,746	1,082	444	5,656
Payments / credits	(311)	(3,746)	(766)	(61)	(4,884)
Due to (paid to) third party and deferred until sales recognized	(13)	—	144	—	131

Balance at December 31, 2016	$60	$—	$460	$383	$903

Provision, net	1,468	25,880	6,834	6,596	40,778
Payments / credits	(1,242)	(25,880)	(5,732)	(4,355)	(37,209)
Due to (paid to) third party and deferred until sales recognized	(47)	—	684	—	637

Balance at December 31, 2017	$239	$—	$2,246	$2,624	$5,109

        Total items deducted from gross product sales were $39,450 and $5,627, or 66.5% and 64.3% as a percentage of gross product sales, for the years ended December 31, 2017 and 2016, respectively, due principally to the savings offers being made to penetrate the ADHD market.

Net generic product sales

        Net product sales for our generic Tussionex product represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include prompt payment discounts, estimated allowances for product returns, wholesaler fees, estimated government rebates and estimated chargebacks to be incurred on the selling price of generic Tussionex related to the respective product sales. We recognize generic Tussionex total gross product sales less gross to net sales adjustments as revenue based on shipments from our 3PL's to our wholesaler customers.

Prompt payment discounts

        Prompt payment discounts are based on standard programs with wholesalers and are recorded as a discount allowance against accounts receivable and as a gross to net sales adjustments at the time revenue is recognized.

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

        Estimated returns are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized. During 2017, generic Tussionex product returns were estimated based upon return data available from sales of our generic Tussionex product over the past three years. Prior to 2017, generic Tussionex product returns were estimated based upon data available from sales of our generic Tussionex product provided by our former commercialization partner.

Wholesale distribution fees

        Wholesale distribution fees are based on definitive contractual agreements for the management of our products by wholesalers and are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized.

Rebates

        Our generic Tussionex product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Estimated government rebates are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized. During 2017, generic Tussionex government rebates were estimated based upon rebate payment data available from sales of our generic Tussionex product over the past three years. Prior to 2017, Generic Tussionex government rebates were estimated based on information from third-party providers. Historical trend of such rebates will be continually monitored and may result in future adjustments to such estimates.

Wholesaler Chargebacks

        Our products are subject to certain programs with wholesalers whereby pricing on products is discounted below wholesaler list price to participating entities. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to us. Estimated chargebacks are recorded as a discount allowance against accounts receivable and as a gross to net sales adjustments at the time revenue is recognized based on information provided by third parties.

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

        The following table presents our gross to net sales deductions for our generic Tussionex since we acquired the rights to the Tussionex ANDA on August 28, 2014 and began to derive revenue directly from sales made by us:

	Chargebacks	Cash Discounts	Wholesaler Fees	Returns	Government Rebates	Total Gross to Net Sales Deductions
	(in thousands)
Balance at December 31, 2014	190	14	117	212	9	542

Provision, net	5,359	194	914	242	103	6,812
Payments / credits	(4,609)	(109)	(670)	(25)	(2)	(5,415)

Balance at December 31, 2015	940	99	361	429	110	1,939

Provision, net	10,504	388	1,756	491	(48)	13,091
Payments / credits	(10,665)	(376)	(2,068)	(36)	(24)	(13,169)

Balance at December 31, 2016	$779	$111	$49	$884	$38	$1,861

Provision, net	10,146	346	1,452	167	43	12,154
Payments / credits	(10,109)	(359)	(1,360)	(158)	(18)	(12,004)

Balance at December 31, 2017	$816	$98	$141	$893	$63	$2,011

        Total items deducted from gross product sales were $12,154, $13,091 and $6,812, or 70.2%, 67.8% and 64.2% as a percentage of gross product sales, for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in the gross to net sales deduction percentage resulted from a higher proportion of the sales being made to a major pharmacy chain that receives volume pricing concessions.

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

        Until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable, pre-launch inventories are expensed into research and development. Manufacturing costs for the production of Adzenys XR-ODT incurred after the January 27, 2016 FDA approval date are being capitalized into inventory, for the production of Cotempla XR-ODT incurred after June 30, 2017, following the FDA approval date of June 19, 2017, and for the production of Adzenys ER incurred after September 30, 2017, following the FDA approval date of September 15, 2017, are being capitalized into inventory.

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

        We calculated the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. As a formerly private company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for stock option awards was based on a blended volatility rate of prior studies of historical volatility from a representative peer group of comparable companies' selected using publicly-available industry and market capitalization data and 30 months of the Company's stock price volatility. The risk-free rate was based on the U.S. Treasury yield curve in effect commensurate with the expected life assumption. The average expected life of stock options was determined according to the "simplified method" as described in SAB Topic 110, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. We estimate the fair value of all stock option awards on the grant date by applying the Black-Scholes option pricing valuation model. Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair value of our common stock at the time of each option grant primarily based upon valuations performed by a third party valuation firm. After the closing of our IPO, our board of directors has determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

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

Derivative liabilities

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

        The following table reflects a summary of our estimates of future material contractual obligations as of December 31, 2017. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr	1 - 3 Yrs.	3 - 5 Yrs	Thereafter
	(In thousands)
Deerfield senior secured facility	$83,186	$7,878	$41,601	$33,707	—
Capital leases for equipment	3,246	1,235	2,011	—	—
Earnout liability	170	—	—	—	170
Texas facility operating lease	7,138	955	1,961	2,060	2,162
Pennsylvania office space lease	510	149	308	53	—
Equipment operating leases	185	73	107	5	—

	$94,435	$10,290	$45,988	$35,825	$2,332

        We had borrowed all $60.0 million under the Deerfield Facility as of December 31, 2017. The payments above are inclusive of related interest amounts as of December 31, 2017.

        In addition to the commitments shown above, in response to a lawsuit brought against us by Shire LLC ("Shire") for infringement of certain of Shire's patents, we entered into a Settlement Agreement and an associated License Agreement (the "2014 License Agreement") with Shire for a non-exclusive license to certain patents for certain activities with respect to our New Drug Application (the "NDA") No. 204326 for an extended-release orally disintegrating amphetamine polistirex tablet in July 2014. Under the terms of the license agreement, after receiving regulatory approval by the FDA of our NDA for Adzenys XR-ODT, in the first quarter of 2016, we paid a lump sum, non-refundable license fee of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We are paying a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents.

        On March 6, 2017, after our NDA submission for Adzenys ER requiring a Paragraph IV certification notification to the producer of Adderall XR, Shire Pharmaceuticals, in accordance with the Hatch-Waxman Amendments, we entered into a License Agreement (the "2017 License Agreement") with Shire. Pursuant to this agreement, Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to our NDA No. 204325 for an extended-release amphetamine liquid suspension. Under the terms of the agreement, after receiving regulatory approval by the FDA of our NDA for Adzenys ER, in October 2017, we paid a lump sum, non-refundable license fee of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We will also pay a single digit royalty on net sales of the Adzenys ER during the life of the relevant Shire patents.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 2 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of recent accounting pronouncements.

ITEM 7A.    Qualitative and Quantitative Disclosures About Market Risk

Market risk

        We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of December 31, 2017, we had cash and cash equivalents of $32.0 million and short-term investments of $18.4 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents portfolio, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

        Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017, based on those criteria.

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

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Except as set forth below, information required by this item will be included under the captions Elections of Directors, Information Regarding the Board of Directors and Corporate Governance, Executive Compensation and Other Information, and Section 16(a) Beneficial Ownership Reporting Compliance contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2017 (the "Proxy Statement") pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

  (2)
  Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts

  (3)
  The exhibits required by Items 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(b)
Exhibits:

Exhibit number	Description of exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

4.1	Form of common stock certificate (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

4.2	Form of warrant to purchase common stock (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.1	Amended and Restated Investors' Rights Agreement, dated as of June 9, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

Exhibit number		Description of exhibit
10.2		Amendment and Waiver, dated as of February 5, 2016, amending the Amended and Restated Investors' Rights Agreement of the Registrant (Filed as an Exhibit to the Registrant's annual report on Form 10-K (001-37508), filed with the SEC on March 18, 2016, incorporated herein by reference).

10.3	+	Neos Therapeutics, Inc. 2009 Equity Plan (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.4	+	Form of option agreements under 2009 Equity Plan (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.5	+	Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan and forms of option agreements thereunder (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.6	+	Senior Executive Cash Incentive Bonus Plan (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on November 13, 2015, incorporated herein by reference).

10.7	+	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.8		Third Amended and Restated Subordinated Promissory Note, dated as of December 31, 2013, issued to Essex Capital Corporation, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.9	†	Loan and Security Agreement, by and between the Registrant, Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., in its capacity as administrative agent for itself and Hercules Technology III, L.P. dated as of March 28, 2014, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.10	†	Settlement Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.11	†	License Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.12		Commercial Lease Agreement, by and between Riverside Business Green, L.P., and Neos Therapeutics, LP, dated as of June 29, 1999, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

Exhibit number		Description of exhibit
10.13	†	Supply Agreement, by and between the Registrant and Coating Place, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 26, 2015, incorporated herein by reference).

10.14	†	Asset Purchase Agreement, by and between the Registrant and Cornerstone BioPharma, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.15	+	Amended and Restated Employment Agreement, by and between the Registrant and Vipin Garg, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.16	+	Amended and Restated Employment Agreement, by and between the Registrant and Richard Eisenstadt, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.17	+	Amended and Restated Employment Agreement, by and between the Registrant and Thomas McDonnell, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.18	†	License Agreement by and among the Registrant and Shire LLC, dated as of March 6, 2017. (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on May 10, 2017, incorporated herein by reference).

10.19		First Amendment to Facility Agreement, dated as of June 1, 2017, by and among Neos Therapeutics, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P. (including schedules and exhibits thereto). (Filed as an Exhibit to the Registrant's current report on Form 8-K, filed with the SEC on June 5, 2017, incorporated herein by reference).

10.20		Registration Rights Agreement, dated June 1, 2017, by and among Neos Therapeutics, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P. (Filed as an Exhibit to the Registrant's current report on Form 8-K, filed with the SEC on June 5, 2017, incorporated herein by reference).

10.21	*†	Settlement Agreement, by and between the Registrant and Actavis Laboratoris FL, Inc., dated as of October 17, 2017.

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of RSM US LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit number		Description of exhibit

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Link Document.

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

ITEM 16.    Form 10-K Summary

        None.

Neos Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Neos Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Neos Therapeutics, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017 and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

New York, New York
March 16, 2018

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$31,969	$24,352
Short-term investments	18,448	15,430
Accounts receivable, net of allowances for chargebacks and cash discounts of $1,154 and $950, respectively	13,671	6,135
Inventories	13,459	5,767
Deferred contract sales organization fees	—	720
Other current assets	5,093	2,865

Total current assets	82,640	55,269
Property and equipment, net	8,203	7,076
Intangible assets, net	16,348	17,647
Other assets	162	150

Total assets	$107,353	$80,142

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$11,460	$7,798
Accrued expenses	10,570	5,264
Deferred revenue	14,676	3,662
Current portion of long-term debt	896	4,921

Total current liabilities	37,602	21,645

Long-Term Liabilities:
Long-term debt, net of current portion	58,938	58,599
Derivative liability	1,660	—
Deferred rent	1,083	1,174
Other long-term liabilities	180	272

Total long-term liabilities	61,861	60,045

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 100,000,000 authorized at December 31, 2017 and December 31, 2016; 29,030,757 and 28,996,956 issued and outstanding, respectively, at December 31, 2017; 16,079,902 and 16,060,996 issued and outstanding, respectively, at December 31, 2016	29	16
Treasury stock, at cost, 33,801 shares at December 31, 2017 and 18,906 shares at December 31, 2016	(352)	(232)
Additional paid-in capital	274,584	198,787
Accumulated deficit	(266,365)	(200,118)
Accumulated other comprehensive loss	(6)	(1)

Total stockholders' equity (deficit)	7,890	(1,548)

Total liabilities and stockholders' equity (deficit)	$107,353	$80,142

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net product sales	$25,018	$9,154	$3,792
Cost of goods sold	12,391	11,437	5,929

Gross profit (loss)	12,627	(2,283)	(2,137)
Research and development expenses	8,957	12,207	11,691
Selling and marketing expenses	46,881	49,291	5,672
General and administrative expenses	13,805	12,625	7,078

Loss from operations	(57,016)	(76,406)	(26,578)
Interest expense	(10,085)	(6,937)	(3,721)
Loss on debt extinguishment	—	(1,187)	—
Other income (loss), net	854	1,197	(482)

Net loss	$(66,247)	$(83,333)	$(30,781)

Preferred stock accretion to redemption value	—	—	(1,169)
Preferred stock dividends	—	—	(1,221)

Net loss attributable to common stock	$(66,247)	$(83,333)	$(33,171)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	24,751,091	16,052,390	7,581,881

Net loss per share of common stock, basic and diluted	$(2.68)	$(5.19)	$(4.38)

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(66,247)	$(83,333)	$(30,781)
Other comprehensive loss:
Net unrealized (loss) gain on short-term investments	(5)	2	—
Reclassification of gains included in net loss	—	(3)	—

Total other comprehensive loss	(5)	(1)	—

Comprehensive loss	$(66,252)	$(83,334)	$(30,781)

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except shares)

	Preferred Stock		Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
							Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	—	$—	938,859	$1	(55,905)	$—	$4,831	$(83,614)	$—	$(78,782)

Proceeds from exercise of options and warrants	—	—	325,292	—	—	—	75	—	—	75
Share-based compensation expense	—	—	—	—	—	—	1,181	—	—	1,181
Cancellation of treasury stock	—	—	(55,905)	—	55,905	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(9,197)	(171)	—	—	—	(171)
Series B Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(192)	—	(192)
Series B-1 Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(370)	—	(370)
Series B-1 accrued dividend	—	—	—	—	—	—	—	(1,221)	—	(1,221)
Series C Preferred Stock accretion to redemption value	—	—	—	—	—	—	—	(607)	—	(607)
Conversion of Redeemable Preferred Stock	—	—	9,217,983	9	—	—	110,767	—	—	110,776
Cashless exercise of Series C warrants issued with Series C financing	—	—	78,926	—	—	—	2,842	—	—	2,842
Reclassification of Series C warrants issued with senior debt	—	—	—	—	—	—	611	—	—	611
Net proceeds from issuance of common stock in IPO	—	—	5,520,000	6	—	—	75,007	—	—	75,013
Net loss	—	—	—	—	—	—	—	(30,781)	—	(30,781)

Balance, December 31, 2015	—	$—	16,025,155	$16	(9,197)	$(171)	$195,314	$(116,785)	$—	$78,374

Proceeds from exercise of options and warrants	—	—	54,747	—	—	—	13	—	—	13
Share-based compensation expense	—	—	—	—	—	—	3,460	—	—	3,460
Purchase of treasury stock	—	—	—	—	(9,709)	(61)	—	—	—	(61)
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	(83,333)	—	(83,333)

Balance, December 31, 2016	—	$—	16,079,902	$16	(18,906)	$(232)	$198,787	$(200,118)	$(1)	$(1,548)

Issuance of common stock, net of issuance costs	—	—	12,019,639	12	—	—	64,548	—	—	64,560
Issuance of common stock upon conversion of convertible notes	—	—	929,967	1	—	—	6,585	—	—	6,586
Shares issued from exercise of stock options	—	—	1,249	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(14,895)	(120)	—	—	—	(120)
Share-based compensation expense	—	—	—	—	—	—	4,051	—	—	4,051
Recognition of beneficial conversion feature on convertible notes	—	—	—	—	—	—	613	—	—	613
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	(66,247)	—	(66,247)

Balance, December 31, 2017	—	$—	29,030,757	$29	(33,801)	$(352)	$274,584	$(266,365)	$(6)	$7,890

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net loss	$(66,247)	$(83,333)	$(30,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,051	3,460	1,181
Depreciation and amortization of property and equipment	1,363	1,598	1,724
Amortization of patents and other intangible assets	1,660	1,662	1,518
Changes in fair value of earnout, derivative and warrant liabilities	(509)	18	1,313
Amortization of senior debt discounts	1,316	406	576
Amortization of short-term investment purchase discounts	(126)	(156)	—
Deferred interest on debt	2,111	4,738	548
Loss on debt extinguishment	—	942	—
Gain on sale of equipment	(23)	(922)	(831)
Other adjustments	(91)	5	(23)
Changes in operating assets and liabilities:
Accounts receivable	(7,536)	(2,232)	(3,536)
Inventories	(7,692)	(3,247)	(489)
Deferred contract sales organization fees	720	(123)	—
Other assets	(1,586)	(1,624)	(1,060)
Accounts payable	3,008	2,377	3,567
Accrued expenses	5,306	2,123	426
Deferred revenue	11,014	3,662	—

Net cash used in operating activities	(53,261)	(70,646)	(25,867)

Cash Flows From Investing Activities:
Purchases of short-term investments	(48,015)	(66,088)	—
Sales and maturities of short-term investments	45,118	50,816	3,000
Proceeds from sale-leaseback of equipment	3,222	—	—
Capital expenditures	(2,497)	(3,550)	(1,023)
Intangible asset expenditures	(361)	(500)	—

Net cash (used in) provided by investing activities	(2,533)	(19,322)	1,977

Cash Flows From Financing Activities:
Proceeds from Deerfield debt note, net of fees	—	58,419	—
Proceeds from senior debt note	—	—	10,000
Prepayment of senior debt and fee	—	(26,063)	—
Proceeds from sale of equipment	—	415	—
Proceeds from the issuance of common stock, net of issuance cost	64,560	13	18,122
Proceeds from initial public offering, net of issuance cost	—	—	75,013
Payments made on borrowings	(989)	(9,166)	(1,654)
Payments made to purchase treasury stock	(120)	(61)	(171)
Payments made on behalf of Deerfield	(40)	—	—

Net cash provided by financing activities	63,411	23,557	101,310

Increase (decrease) in cash and cash equivalents	7,617	(66,411)	77,420
Cash and Cash Equivalents:
Beginning	24,352	90,763	13,343

Ending	$31,969	$24,352	$90,763

Supplemental Disclosure of Noncash Transactions:
Issuance of senior secured convertible notes in lieu of interest payment	$6,586	$—	$—

Issuance of common stock upon conversion of senior secured convertible notes	$6,586	$—	$—

Capital lease liability from sale-leaseback transactions	$3,222	$—	$—

Derivative Liability incurred in connection with First Amendment to Facility	$2,107	$—	$—

Prepaid assets included in accounts payable	$654	$—	$—

Beneficial conversion feature incurred on convertible notes	$613	$—	$—

Deferred contract sales organization fees	$—	$597	$—

Issuance of stock warrants	$—	$—	$2,131

Exercise of Series C warrants for Series C Preferred Stock	$—	$—	$2,322

Cashless exercise of Series C warrants from Series C financing in IPO closing	$—	$—	$2,842

Conversion of Redeemable Preferred Stocks into Common Stock	$—	$—	$110,776

Reclassification of Series C warrants issued with senior debt upon IPO closing	$—	$—	$611

Preferred stock accretion	$—	$—	$1,169

Preferred stock dividend	$—	$—	$1,221

Supplemental Cash Flow Information:
Interest paid	$6,769	$2,857	$2,524

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and nature of operations

        Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the "Company") is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet and liquid suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including three approved products for the treatment of attention deficit hyperactivity disorder ("ADHD"). Adzenys XR-ODT was approved by the US Food and Drug Administration (the "FDA") on January 27, 2016 and launched commercially on May 16, 2016. The Company received approval from the FDA for Cotempla XR-ODT, its methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017, the Company initiated an early experience program with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017. Also, the Company received approval from the FDA for Adzenys ER oral suspension ("Adzenys ER") on September 15, 2017, and launched this product on February 26, 2018. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) ("generic Tussionex"), extended-release liquid suspension for the treatment of cough and upper respiratory symptoms of a cold.

Note 2. Summary of significant accounting policies

        Basis of Presentation:    The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and with the rules and regulations of the Securities and Exchange Commission ("SEC").

        Principles of consolidation:    The consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

        Use of estimates:    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

        Concentration of credit risk:    Accounts receivable subjects the Company to concentrations of credit risk. Fourteen and thirteen customers accounted for all the revenue and deferred revenue in the year ended December 31, 2017 and 2016, respectively, and accounts receivable at December 31, 2017 and 2016 were due from fourteen and eleven customers, respectively. Three customers accounted for 93% of the net revenue for the year ended December 31, 2017 and two customers accounted for 82% of the net revenue for the year ended December 31, 2016, and three customers accounted for 94% and 98% of the accounts receivable at December 31, 2017 and 2016, respectively. Four customers accounted for substantially all revenue in the year ended December 31 2015.

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

        Liquidity:    During 2017, 2016 and 2015, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with the Company's extended-release technologies. The Company does not anticipate it will be profitable until after the successful commercialization of its approved products, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Report on Form 10-K.

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

        Short-term investments:    Short-term investments consist of debt securities that have original maturities greater than three months but less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported as accumulated other comprehensive loss. Any tax effects are currently and have historically been insignificant. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in other income (expense) in the consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date, if any, as non-current assets.

        Allowance for doubtful accounts:    The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management determines the adequacy of the allowance based on reviews of individual accounts, historical losses, existing economic conditions and estimates based on management's judgments in specific matters. Accounts are written off as they are deemed uncollectible based on periodic review of the accounts. There is no allowance for doubtful accounts at December 31, 2017 or December 31, 2016, as management believes that all receivables are fully collectible.

        Inventories:    Inventories are stated at the lower of cost (first in, first out) or market in 2016 and, effective January 1, 2017, inventory is now required to be measured at the lower of cost (first in, first out) or net realizable value. The change to stating inventories at the lower of cost or net realizable value in 2017 was adopted prospectively and did not have a significant effect on the Company's ongoing financial reporting as valuing inventory at the lower of cost or net realizable value

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

approximated the prior policy of valuing inventory at the lower of cost or market. Inventories have been reduced by an allowance for excess and obsolete inventories. Cost elements include material, labor and manufacturing overhead. Inventories consist of raw materials, work in process, finished goods and deferred cost of goods sold. The cost of sales associated with the deferred product revenues are recorded as deferred costs of goods sold that are released from inventory into cost of goods sold as the deferred revenue is recognized into revenue.

        Until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable, pre-launch inventories are expensed into research and development. Manufacturing costs for the production of Adzenys XR-ODT incurred after the January 27, 2016 FDA approval date are being capitalized into inventory, for the production of Cotempla XR-ODT incurred after June 30, 2017, following the FDA approval date of June 19, 2017, and for the production of Adzenys ER incurred after September 30, 2017, following the FDA approval date of September 15, 2017, are being capitalized into inventory.

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

        Intangible assets:    Intangible assets subject to amortization, which principally include proprietary modified-release drug delivery technology, the costs to acquire the rights to Tussionex ANDA and patents, are recorded at cost and amortized over the estimated lives of the assets, which primarily range from 10 to 20 years. The Company estimates that the patents it has filed have a future beneficial value. Therefore, costs associated with filing for its patents are capitalized. Once the patent is approved and commercial revenue realized, the costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, the costs will be expensed.

        Impairment of long-lived assets:    Long-lived assets such as property and equipment and intangibles subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Such assets are also evaluated for impairment in light of the Company's continuing losses. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment charges were recorded for the years ended December 31, 2017, 2016 or 2015.

        Derivative liabilities:    The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company's financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability and the change in fair value is recorded in other income (expense) in the consolidated results of operations. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

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

        The Company has a limited sales history for Adzenys XR-ODT and Cotempla XR-ODT, and no sales history for Adzenys ER, and has been unable to reliably estimate expected returns of the product at the time of shipment to wholesalers. Accordingly, the Company defers recognition of revenue on product shipments of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, respectively, until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER units are dispensed through patient prescriptions or expiration of the right of return. The Company calculates and expects to calculate patient prescriptions dispensed of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, respectively, using an analysis of third-party information.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

        Revenues for Adzenys XR-ODT, Cotempla XR-ODT and generic Tussionex for the years ended December 31, 2017, 2016 and 2015, respectively, are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Adzenys XR-ODT	$18,959	$2,924	$—
Cotempla XR-ODT	894	—	—
Generic Tussionex	5,165	6,230	3,792

	$25,018	$9,154	$3,792

Net branded product sales

        Net product sales for branded Adzenys XR-ODT and Cotempla XR-ODT products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, prompt payment discounts, wholesaler fees and estimated rebates to be incurred on the selling price of the respective product sales. The Company recognizes branded total gross product sales less gross to net sales adjustments as revenue based on information from third-party providers.

Savings offers

        The Company offers savings programs for Adzenys XR-ODT and Cotempla XR-ODT to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. The Company records the amount of redeemed savings offers based on information from third-party providers and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Prompt payment discounts

        Prompt payment discounts are based on standard programs with wholesalers and are recorded as a discount allowance against accounts receivable and as a deferred discount reduction of deferred revenue. The deferred discounts are subsequently recorded within net product sales when the deferred revenue is recognized into revenue based on units dispensed through patient prescriptions.

Wholesale distribution fees

        Wholesale distribution fees are based on definitive contractual agreements for the management of the Company's products by wholesalers and are recorded as deferred wholesale distribution fees in other current assets. The deferred wholesale distribution fees are subsequently recorded as a reduction of net product sales when the deferred revenue is recognized into revenue based on units dispensed through patient prescriptions.

Rebates

        The Company's products are subject to commercial managed care and government-managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Calculations related to these rebate accruals

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

are estimated based on information from third-party providers. Estimated rebates payable under such programs are recorded as a reduction of revenue at the time revenues are recorded. Historical trends of estimated rebates will be continually monitored and may result in future adjustments to such estimates.

Net generic product sales

        Net product sales for generic Tussionex product represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include prompt payment discounts, estimated allowances for product returns, wholesaler fees, estimated government rebates and estimated chargebacks to be incurred on the selling price of generic Tussionex related to the respective product sales. The Company recognizes generic Tussionex total gross product sales less gross to net sales adjustments as revenue based on shipments from 3PL's to the Company's wholesaler customers.

Prompt payment discounts

        Prompt payment discounts are based on standard programs with wholesalers and are recorded as a discount allowance against accounts receivable and as a gross to net sales adjustments at the time revenue is recognized.

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

        Estimated returns are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized. During 2017, generic Tussionex product returns were estimated based upon return data available from sales of the Company's generic Tussionex product over the past three years. Prior to 2017, generic Tussionex product returns were estimated based upon data available from sales of the Company's generic Tussionex product provided by its former commercialization partner.

Wholesale distribution fees

        Wholesale distribution fees are based on definitive contractual agreements for the management of the Company's product by wholesalers and are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized.

Rebates

        The Company's generic Tussionex product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Estimated government rebates are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized. During 2017, generic Tussionex government rebates were estimated based upon rebate payment data available from sales of the Company's generic Tussionex product over the past three years. Prior to 2017, Generic Tussionex government rebates were estimated based on

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

information from third-party providers. Historical trends of such rebates will be continually monitored and may result in future adjustments to such estimates.

Wholesaler Chargebacks

        The Company's generic Tussionex products are subject to certain programs with wholesalers whereby pricing on products is discounted below wholesaler list price to participating entities. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to the Company. Estimated chargebacks are recorded as a discount allowance against accounts receivable and as a gross to net sales adjustments at the time revenue is recognized based on information provided by third parties.

        Due to estimates and assumptions inherent in determining the amount of generic Tussionex returns, rebates and chargebacks, the actual amount of returns, claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Wholesale distribution fees and the allowance for prompt pay discounts are recorded at the time of shipment and such fees and allowances are recorded in the same period that the related revenue is recognized.

        Research and development costs:    Research and development costs are charged to operations when incurred and include salaries and benefits, facilities costs, overhead costs, raw materials, laboratory and clinical supplies, clinical trial costs, contract services, fees paid to regulatory authorities for review and approval of the Company's product candidates and other related costs. During the third quarter of 2016, the Company reclassified its approved product and facility regulatory fees out of research and development expense and into cost of sales commensurate with the commercial launch of Adzenys XR-ODT. The Company has reclassified all such applicable regulatory fees for prior quarters and prior years out of research and development expense and into cost of goods sold in accordance with this approach.

        Distribution expenses:    Costs invoiced to the Company by its third party logistics firm are classified as cost of goods sold in the consolidated statements of operations.

        Shipping and handling costs:    Amounts billed to customers for shipping and handling fees for the delivery of goods are classified as cost of goods sold in the consolidated statements of operations.

        Advertising costs:    Advertising costs are comprised of print and electronic media placements that are expensed as incurred. The Company recognized advertising costs of $0.4 million and $7.4 million during the years ended December 31, 2017 and 2016, respectively. There was no advertising costs incurred during the year ended December 31, 2015.

        Share-based compensation:    Share-based compensation awards, including grants of employee stock options, restricted stock, restricted stock units ("RSUs") and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of the Company's stock-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends.

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

        Under new guidance for accounting for share-based payments, the Company has elected to continue estimating forfeitures at the time of grant and, if necessary, revise the estimate in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest. The adoption of this standard in 2017 did not have a material impact on the Company's business, financial position, results of operations or liquidity.

        Beginning in July 2016, the Company began recording stock compensation expense in the same income statement line as the cash compensation of the employee with the option in accordance with Staff Accounting Bulletin ("SAB") Topic 14 due to the increased number and amount of options and option compensation. The Company has reclassified all prior quarters' amounts out of general and administrative expense to the appropriate income statement line in accordance with this approach.

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

        Management evaluates the Company's tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of December 31, 2017 and 2016, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOL's) with no separate reserve for uncertain tax positions required.

        Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at December 31, 2017 and 2016, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

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

        Recent accounting pronouncements:    In May 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the modification. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. This standard became effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was designed to reduce the diversity in practice of how the eight specified items are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company believes the amendments will not have a significant effect on its ongoing financial reporting as the Company has classified its debt prepayment and debt extinguishment costs in the Consolidated Statements of Cash Flows in accordance with the amendments.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation—Improvements to Employee Share-Based Payment Accounting (Topic 718). For public companies, areas of accounting for share-based payment that this ASU was designed to simplify include: the income tax consequences, the accounting policy for forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those years. The adoption of this standard does not have a material impact on the Company's business, financial position, results of operations or liquidity.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the standard will have on its consolidated financial statements and related disclosures and has not determined the expected impact at this time.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (the "New Revenue Standard"). The New Revenue Standard replaces transaction-and industry-specific revenue recognition guidance under current U.S. GAAP with a principles-based approach for determining revenue recognition. The New Revenue Standard requires an entity to recognize the amount of revenue based on the value of transferred goods or services to customers. There is also additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customer. The New Revenue Standard became effective for the Company on January 1, 2018.

        The New Revenue Standard permits the use of either a fully retrospective or cumulative effect transition method. For purposes of providing comparable periods upon adoption, the Company will apply the fully retrospective transition method. The impact of the New Revenue Standard relates to the Company's accounting for branded net product sales. There are no changes to the net product sales of generic Tussionex revenue since we have estimated product returns since inception of recognizing revenue in August 2014.

        As a result, the Company will revise its results for branded net product sales revenue which commenced in May 2016 with the launch of Adzenys XR-ODT for the years ended December 31, 2016 and 2017 and applicable interim periods within those years, as if the New Revenue Standard had been effective for those periods. No revisions are required for the year ended December 31, 2015 with the adoption of the New Revenue Standard.

        In preparation for adoption of the New Revenue Standard, we have implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the New Revenue Standard, including management's assessment that the impact of accounting for costs incurred to obtain a contract is immaterial.

        Under current GAAP, revenue recognition of branded net product sales is deferred until the transaction price is fixed or determinable. The Company has a limited sales history for branded products Adzenys XR-ODT and Cotempla XR-ODT and no sales history for Adzenys ER. Under ASC 605 it was determined that management cannot reliably estimate historical returns of the product at the time of delivery to wholesalers, when title to the asset transfers and the customer is invoiced. Accordingly, the Company defers recognition of revenue on branded product shipments of Adzenys XR-ODT and Cotempla XR-ODT, respectively, until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT and Cotempla XR-ODT units are dispensed through

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

patient prescriptions or expiration of the right of return. The Company calculates patient prescriptions dispensed of Adzenys XR-ODT and Cotempla XR-ODT using an analysis of third-party information.

        Under the New Revenue Standard, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those good or services. Therefore, the Company will be required to make estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler fees and estimated rebates) to be incurred on the selling price of the respective branded product sales, and recognize the estimated amount as revenue, when it transfers control of the product to its customers (e.g., upon shipment or delivery). Variable consideration must be determined using either an expected value or most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint will require the use of significant management judgment and other market data. To implement the New Revenue Standard, the Company analyzed recent branded product return history and other market data obtained from its 3PLs to determine a reliable return rate. Additionally, management analyzed historical savings offers, prompt payment discounts, wholesaler fees and rebates payments based on patient prescriptions dispensed of Adzenys XR-ODT, Cotempla XR-ODT and information obtained from third-party providers to determine these respective variable considerations. Management has concluded that estimates of the above variable considerations are reasonably constrained, and estimates can be used for recognizing branded total gross product sales less gross to net sales adjustments as revenue beginning January 1, 2018.

        Adoption of the New Revenue Standard will result in the recognition of additional net branded product sales revenue of $2.1 million and $0.9 million for years ended December 31, 2017 and 2016, respectively partially offset by associated increased cost of goods sold of $1.6 million and $0.3 million, respectively. As a result, the net loss reported will be reduced by $0.5 million and $0.6 million reflecting the gross profit from the accelerated revenue and associated cost of goods sold for years ended December 31, 2017 and 2016, respectively. The net loss per share of common stock, basic and diluted reported will be improved by $0.02 and $0.03 per share for December 31, 2017 and 2016, respectively. The adoption of the New Revenue Standard will reduce the net operating loss carry forward for 2017 and 2016, respectively; however, there is no impact to the provision for income taxes because the Company's deferred tax asset benefits are fully reserved for December 31, 2017 and 2016, respectively. In addition, adoption of the New Revenue Standard will result in a decrease in reported total current assets by $3.2 million and $0.6 million as of December 31, 2017 and 2016, respectively, due to the elimination of deferred cost of goods sold and wholesaler fees. Reported total current liabilities will decrease by $4.3 million and $1.2 million as of December 31, 2017 and 2016, respectively, due to the elimination of deferred revenue partially offset by increases in accrued expenses for contract obligations related to savings offers, product returns and rebates. See Expected Impacts to Reported Results below for the impact of adoption of the New Revenue Standard on the Company's consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

Expected impacts to reported results

        Adoption of the new revenue standard is expected to impact the Company's reported results as follows:

	Year Ended December, 31
	2017			2016
Condensed consolidated statements of operations:	As Reported	New Revenue Standard Adjustment	As Adjusted	As Reported	New Revenue Standard Adjustment	As Adjusted
	(In thousands, except per share data)
Revenue: net product sales	$25,018	$2,114	$27,132	$9,154	$879	$10,033
Cost of goods sold	12,391	1,639	14,030	11,437	297	11,734
Gross profit (loss)	12,627	475	13,102	(2,283)	582	(1,701)
Net loss attributable to common stock	(66,247)	475	(65,772)	(83,333)	582	(82,751)
Net loss per share of common stock, basic and diluted	(2.68)	0.02	(2.66)	(5.19)	0.03	(5.16)

	December 31,
	2017			2016
Condensed consolidated statements of balance sheet:	As Reported	New Revenue Standard Adjustment	As Adjusted	As Reported	New Revenue Standard Adjustment	As Adjusted
	(In thousands)
Inventories	$13,459	$(1,727)	$11,732	$5,767	$(225)	$5,542
Other current assets	5,093	(1,518)	3,575	2,865	(346)	2,519
Total current assets	82,640	(3,245)	79,395	55,269	(571)	54,698
Accrued expenses	10,570	10,374	20,944	5,264	2,509	7,773
Deferred revenue	14,676	(14,676)	—	3,662	(3,662)	—
Total current liabilities	37,602	(4,302)	33,300	21,645	(1,153)	20,492
Accumulated deficit	(266,365)	1,057	(265,308)	(200,118)	582	(199,536)
Total liabilities and stockholder's equity	107,353	(3,245)	104,108	80,142	(571)	79,571

        Adoption of the New Revenue Standard had no impact to cash from or used in operating, financing, or investing on the Company's consolidated statements of cash flows.

Note 3. Net loss per share

        Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities, which include warrants, outstanding stock options under the stock option plan and shares issuable in future periods, such as RSU awards, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company's net loss position. Restricted stock is considered legally issued and outstanding on the grant

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Net loss per share (Continued)

date, while RSUs are not considered legally issued and outstanding until the RSUs vest. Once the RSUs are vested, equivalent common shares will be issued or issuable to the grantee and therefore the RSUs are not considered for inclusion in total common shares issued and outstanding until vested.

        The following potentially dilutive securities outstanding were excluded from consideration in the computation of diluted net loss per share of common stock for the years ended December 31, 2017, 2016 and 2015, respectively, because including them would have been anti-dilutive:

	December 31,
	2017	2016	2015
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833	70,833
Common Stock Warrants	—	—	50,158
Stock options outstanding	2,454,973	2,107,344	1,352,283
RSU's granted, not issued or outstanding	85,000	—	—

Note 4. Fair value of financial instruments

        The Company records financial assets and liabilities at fair value. The carrying amounts of certain financial assets and liabilities including cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and deferred revenue, approximated their fair value due to their short maturities. The remaining financial instruments were reported on the Company's consolidated balance sheets at amounts that approximate current fair values based on market based assumptions and inputs.

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

        The following table presents the hierarchy for the Company's financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$31,969	$—	$—	$31,969
Short-term investments	—	18,448	—	18,448
Earnout liability	—	—	170	170
Derivative liability (see Note 11)	—	—	1,660	1,660

	$31,969	$18,448	$1,830	$52,247

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair value of financial instruments (Continued)

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$17,917	$6,435	$—	$24,352
Short-term investments	—	15,430	—	15,430
Earnout liability	—	—	232	232

	$17,917	$21,865	$232	$40,014

        The Company's Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with a maturity of 90 days or less at December 31, 2017 and 2016. Asset values were considered to approximate fair value due to their short-term nature.

        The Company's Level 2 assets included commercial paper and corporate bonds with maturities of less than one year that are not actively traded which were classified as available for sale securities. The estimated fair values of these securities were determined by third parties using valuation techniques that incorporate standard observable inputs and assumptions such as quoted prices for similar assets, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

        The Company's cash and cash equivalents and short-term investments had quoted prices at December 31, 2017 and 2016 as shown below:

	December 31, 2017
	Amortized Cost	Unrealized Loss	Market Value
	(in thousands)
Bank deposits and money market funds	$31,969	$—	$31,969
Financial and corporate debt securities	18,454	(6)	18,448

	$50,423	$(6)	$50,417

	December 31, 2016
	Amortized Cost	Unrealized Loss	Market Value
	(in thousands)
Bank deposits and money market funds	$17,917	$—	$17,917
Financial and corporate debt securities	21,866	(1)	21,865

	$39,783	$(1)	$39,782

        The Company's Level 3 liability included the fair value of the earnout liability at December 31, 2017 and 2016 and the fair value of the Deerfield derivative liability at December 31, 2017.

        The fair value of the earnout liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at December 31, 2016 and revised at December 31, 2017. These revisions were primarily due to an updated revenue forecast for the Company's generic Tussionex and the use of a directly-calculated revenue volatility of 42% based on data for potential comparable publicly-traded companies in the generic drug manufacturing space including the Company, whereas previously an unlevered equity volatility of 50% had been selected.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair value of financial instruments (Continued)

Significant changes to these assumptions would result in increases/decreases to the fair value of the earnout liability. The methodologies and significant inputs used in the determination of the fair value of the earnout liability were as follows:

	Initial Valuation Earnout Liability	December 31, 2015 Earnout Liability	December 31, 2016 Earnout Liability	December 31, 2017 Earnout Liability
Date of Valuation	8/28/2014	12/31/2015	12/31/2016	12/31/2017
Valuation Method	Monte Carlo	Monte Carlo	Monte Carlo	Monte Carlo
Volatility (annual)	50%	50%	50%	42%
Risk-free rate (annual)	.03% - 3.56%	.56% - 3.31%	.74% - 3.42%	1.62% - 2.88%
Time period from valuation until end of earnout	.1708 - 9.8417	.5 - 9.5	.5 - 9.5	.5 - 9.5
Earnout Target 1 (thousands)	$13,700	$13,700	$13,700	$13,700
Earnout Target 2 (thousands)	$18,200	$18,200	$18,200	$18,200
Discount rate	8.03% - 10.51%	8.11% - 10.86%	12.02% - 14.70%	14.72% - 15.98%

Fair value of liability at valuation date (thousands)	$589	$214	$232	$170

        The fair value of the derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at June 1, 2017 and December 31, 2017. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	Derivative Liability	Initial Valuation Derivative Liability
Date of Valuation	12/31/2017	6/1/2017
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	76.4%
Time period from valuation until maturity of debt (yrs.)	4.360	4.943
Cumulative probability of a change in control prepayment implied by model	27%	28%
Cumulative probability of other accelerated prepayments implied by model	17%	17%
Discount rate	16.20%	15.87%

Fair value of liability at valuation date (thousands)	$1,660	$2,107

        Significant changes to these assumptions in the preceding valuation tables would result in increases/decreases to the fair value of the earnout liability and derivative liability.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair value of financial instruments (Continued)

        Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3 Liabilities
(in thousands)
Balance at December 31, 2015	$214

Change in fair value	18

Balance at December 31, 2016	232

Addition of Deerfield derivative liability	2,107
Change in fair value	(509)

Balance at December 31, 2017	$1,830

Note 5. Inventories

        Inventories at the indicated dates consist of the following:

	December 31,
	2017	2016
	(in thousands)
Raw materials	$3,476	$1,672
Work in progress	6,156	2,546
Finished goods	2,470	2,060
Deferred cost of goods sold	1,726	225

Inventory at cost	13,828	6,503
Inventory reserve	(369)	(736)

	$13,459	$5,767

        The deferred cost of goods sold relates to the cost of shipments of Adzenys XR-ODT and Cotempla XR-ODT to distributors where the related revenue has been deferred. Such amounts are charged to cost of goods sold when the associated revenue is recognized.

Note 6. Property and equipment

        Property and equipment, net at the indicated dates consists of the following:

	December 31,
	2017	2016
	(in thousands)
Assets under capital lease	$3,222	$1,793
Leasehold improvements	4,195	3,757
Manufacturing, packaging and lab equipment	5,300	4,376
Office furniture and equipment	1,656	1,788
Assets under construction	1,056	2,066

	15,429	13,780
Accumulated depreciation and amortization (including $157 and $762 at December 31, 2017 and 2016, respectively, applicable to capital leases)	(7,226)	(6,704)

	$8,203	$7,076

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Property and equipment (Continued)

        Depreciation and amortization expense related to property and equipment was $1,363,000, $1,598,000 and $1,724,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation and amortization expense is recorded in cost of goods sold, research and development, or general and administrative expenses in the accompanying consolidated statements of operations. As noted in Note 7, the Company sold and leased back a substantial portion of its operating assets in a series of capital lease transactions.

        On October 20, 2016, the Company utilized a third party auctioneer to conduct an auction of certain fully-depreciated equipment assets, resulting in net proceeds of approximately $415,000 which were paid during the fourth quarter of 2016 and were recorded as a gain on sale and included in other income (loss) in the Company's consolidated statement of operations.

Note 7. Sale-leaseback transaction

        The Company accounts for the sale and leaseback transactions discussed below as capital leases under the provisions of Accounting Standards Codification ("ASC") Topic 840-40, Leases—Sale Leaseback Transactions. Accordingly, the leased assets are recorded in property and equipment and the capitalized lease obligations are included in long-term liabilities at the present value of the future lease payments in accordance with the terms of the lease (see Note 11). Lease payments are applied using the effective interest rate inherent in the leases. Depreciation of the property and equipment is included within depreciation and amortization in the consolidated statements of operations and consolidated statements of cash flows.

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

        For the years ended December 31, 2017, 2016 and 2015, approximately $44,000, $507,000 and $831,000, respectively, of the net gain on sale-leasebacks was recognized in other income on the condensed consolidated statements of operations.

Note 8. Intangible assets

        Intangible assets, net at the indicated dates consist of the following:

	December 31,
	2017	2016
	(in thousands)
Proprietary modified-release drug delivery technology	$15,600	$15,600
Tussionex ANDA	4,829	4,829
CPI profit sharing	2,043	2,043
Patents	2,302	2,191
Other	1,035	785

	25,809	25,448
Accumulated amortization	(9,461)	(7,801)

	$16,348	$17,647

        As part of the June 15, 2009 reorganization of the Company as Neos Therapeutics, Inc., the Company performed a purchase price allocation analysis. The proprietary modified-release drug delivery technology was valued at $15.6 million based on projected cash flows expected to be generated from this technology. The $15.6 million is being amortized over 20 years. Amortization expense of $780,000 was recorded in each of the years ended December 31, 2017, 2016 and 2015.

        On August 28, 2014, the Company completed an acquisition of the rights to Tussionex ANDA from Cornerstone and CPI which was accounted for as an asset acquisition. Prior to the acquisition, the Company, Cornerstone and Coating Place, Inc. ("CPI") shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement, and Cornerstone had commercialization rights to the product. The Company paid $4.2 million to Cornerstone to buy out their rights to commercialize and derive future profits from the product and entered into an agreement whereby Cornerstone transferred certain assets associated with the product to the Company. Legal fees of $90,000 associated with this buyout agreement have been capitalized as part of the purchase price. Additional estimated earnout costs due to Cornerstone of $589,000, recorded at fair value by the Company based upon a valuation provided by a third party valuation firm, were capitalized as part of the purchase price of this intangible asset. This earnout amount was revalued at December 31, 2017, 2016 and 2015, resulting in a $62,000 decrease, an $18,000 increase and a $542,000 decrease in the estimated fair value of the earnout, respectively, which is recorded in other income (expense), net in the Company's consolidated statements of operations. The 2015 net decrease resulted primarily from new information regarding the projected impact of the DEA's reclassification of Tussionex from a Schedule III controlled substance to a Schedule II controlled substance. In addition, the Company paid $2.0 million to CPI to buy out their rights to future profits from the collaboration and entered into an

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Intangible assets (Continued)

agreement whereby CPI will continue to supply a component of the product. Legal fees of $43,000 associated with this buyout agreement have been capitalized as part of the purchase price of this intangible asset. These two intangible assets have an expected life of ten years and are being amortized on a straight-line basis beginning September 2014. Total amortization expense related to these intangible assets was $687,000 for each of the years ended December 31, 2017, 2016 and 2015. Aggregate amortization of intangible assets for each of the next five years and thereafter is as follows:

Year ending	December 31,
(in thousands)
2018	$1,604
2019	1,604
2020	1,604
2021	1,604
2022	1,604
Thereafter	6,237

$14,257

        Patents utilized in the manufacturing of the Company's generic Tussionex product which total $352,000 are being amortized over their expected useful life of 10 years. Patents utilized in the manufacturing of Adzenys XR-ODT which total $599,000 are being amortized over their expected useful life, including $535,000 being amortized for approximately 16 years beginning with the approval of Adzenys XR-ODT on January 27, 2016 and $64,000 being amortized for approximately 15 years beginning in December 2017. Patents utilized in the manufacturing of Cotempla XR-ODT which total $83,000 are being amortized over their expected useful life of approximately 15 years, beginning with the approval of Cotempla XR-ODT on June 19, 2017. Patents utilized in the manufacturing of Adzenys ER which total $451,000 are being amortized over their expected useful life of approximately 15 years, beginning with the approval of Adzenys ER on September 15, 2017. For the years ended December 31, 2017, 2016 and 2015, $88,000, $69,000 and $23,000 of patent amortization expense was recorded, respectively.

Note 9. Income taxes

        The Company applies FASB ASC topic 740, "Income Taxes" or ASC 740 which addresses the determination of whether tax benefits claimed, or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

        The Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2014 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years remain open back to 2004.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income taxes (Continued)

        On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017. The legislation significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

        Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act of 2017, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a reduction of $20.5 million in deferred tax assets with a corresponding reduction in the valuation allowance.

        The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
	2017	2016
	(in thousands)
Deferred Tax Assets:
Net operating loss	$32,193	$65,532
Deferred revenue	3,145	—
Share-based compensation	1,340	1,562
R&D tax credit	1,696	1,792
Other reserves	1,069	1,064
Capital lease liability	562	151
State deferreds	464	16
Inventory	466	—
Other	980	1,595

Total deferred tax assets	41,915	71,712

Deferred Tax Liabilities:
Intangible assets	(1,846)	(3,371)
Property and equipment	(747)	(124)

Total deferred tax liabilities	(2,593)	(3,495)

Valuation allowance	(39,322)	(68,217)

Net deferred tax asset (liability)	$—	$—

        At December 31, 2017, and 2016, the Company has gross federal net operating loss carry-forwards of $247,493,000 and $200,170,000 and research and development credits of $2,275,000 and $2,179,000, respectively, which begin to expire in 2024. The Company has tax effected state net operating loss carry-forwards of $2,620,000 and $1,835,000 at December 31, 2017 and 2016, respectively. Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has performed an analysis to determine the impact of any ownership change(s) under Section 382 of the Internal Revenue Code. Due to an ownership change in 2017, the amount of federal net operating loss that will expire unused due to the Section 382 limitation is $101,744,000. The amount of federal research and development credit that will expire unused is

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income taxes (Continued)

$350,000. The deferred tax assets and related valuation allowances for both carryforwards have been reduced accordingly.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has no accrued interest related to its uncertain tax positions as they all relate to timing differences that would adjust the Company's net operating loss carryforward and do not require recognition. As a result of these timing differences, at December 31, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits related to uncertain tax positions of $7,261,000 and $5,081,000, respectively. The Company has no other tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date. Changes in unrecognized benefits in any given year are recorded as a component of deferred tax expense. A tabular rollforward of the Company's gross unrecognized tax benefits is below:

	December 31,
	2017	2016
	(in thousands)
Beginning Balance	$5,081	$4,355
Increase based on tax positions taken during a current period	2,180	726

Ending Balance	$7,261	$5,081

        The Company has recorded a valuation allowance of $39,322,000 at December 31, 2017 and $68,217,000 at December 31, 2016 to fully reserve its net deferred tax assets. The Company has assessed the likelihood that the deferred tax assets will be realized and determined that it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, the Company has placed a valuation allowance against the entire deferred tax asset. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards. The change in the valuation allowance was a decrease of 28,895,000 and an increase of $29,886,000 for the years ended December 31, 2017 and December 2016, respectively. As a result of the TCJA reduction in the U.S. corporate income tax rate, the Company reduced its deferred tax assets by $20,547,000 with a corresponding reduction in the valuation allowance.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income taxes (Continued)

        A reconciliation of the Company's Federal statutory tax rate of 34% to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016
U.S. Statutory Tax Rate	34%	34%
Change in Valuation Allowance	44%	(36)%
Deferred Tax Adjustments	(47)%	1%
Federal Rate Change	(31)%	—
State tax expense, net	2%	2%
Provision to Return and Other Adjustments	(2)%	(1)%

Tax Expense / (Benefit)	0%	0%

        The deferred tax adjustments are primarily attributable to the amount of federal net operating loss that will expire unused due to the Section 382 limitation.

Note 10. Accrued expenses

        Accrued expenses as of December 31, 2017 and 2016 consist of the following:

	December 31,
	2017	2016
Reserve for rebates	$2,687	$421
Accrued payroll and benefits	2,534	2,085
Reserve for wholesaler fees	2,387	509
Other accrued expenses	2,962	2,249

Total accrued expenses	$10,570	$5,264

Note 11. Long-term debt

        Long-term debt at the indicated dates consists of the following:

	December 31,
	2017	2016
	(in thousands)
Deerfield senior secured credit facility, net of discount of $2,843 and $1,401, respectively	$57,156	$63,075
Capital leases, maturing through May 2020	2,678	445

	59,834	63,520
Less current portion	(896)	(4,921)

Long-term debt	$58,938	$58,599

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-term debt (Continued)

        Senior secured credit facility:    On May 11, 2016, the Company entered into a $60.0 million senior secured credit facility ("Facility") with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, "Deerfield"), as lenders. In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share (see Note 12). Deerfield, the Company's senior lender, participated in the purchase of the Company's common shares as part of this public offering, and as a result, is now classified as a related party.

        Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the senior Loan and Security Agreement ("LSA") with Hercules Technology III, L.P., ("Hercules"), the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% related party amended and restated subordinated note ("Note") that was issued by the Company to Essex Capital Corporation ("Essex"), which were otherwise payable in 2016 and 2017. Principal on the Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. The Company had an option, which it exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million in deferred interest payments ("Accrued Interest") was due and payable on June 1, 2017. Borrowings under the Facility are collateralized by substantially all of the Company's assets, except the assets under capital lease, and the Company will maintain cash on deposit of not less than $5.0 million.

        On June 1, 2017 (the "Amendment Date"), the Company and Deerfield entered into a First Amendment (the "Amendment") to the Facility which extended the date to repay the Accrued Interest under the Facility to June 1, 2018 (the "PIK Maturity Date"), which may be extended to June 1, 2019 at the election of the Company if certain conditions have been met as specified in the Amendment.

        The right to payment of the Accrued Interest was memorialized in the form of senior secured convertible notes (the "Convertible Notes") issued to Deerfield on the Amendment Date. Interest is due quarterly at a rate of 12.95% per year. The principal amount of the Convertible Notes issued under the Amendment and all accrued and unpaid interest thereon shall become due and payable upon written notice from Deerfield, and if either (a) the Company does not meet certain quarterly sales milestones specified in the Amendment or (b) the Company has not received and publicly announced FDA approval of the new drug applications on or before the applicable Prescription Drug User Fee Act (the "PDUFA") goal date as set forth on the schedules to Amendment. Per the Amendment, the Company will prepay all of the outstanding obligations under the Facility and the Convertible Notes upon the occurrence of a change in control or a sale of substantially all of the Company's assets and liabilities. The Amendment increased the staggered prepayment fees for prepayments due upon a change of control or any other prepayment made or required to be made by the Company by 300 basis points from June 1, 2017 through the period ending prior to May 11, 2020 for the change in control prepayment fees and through the period ending prior to May 11, 2022 for any other prepayments, respectively (the "Prepayment Premiums"). Such Prepayment Premiums, as amended, range from 12.75% to 2%.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-term debt (Continued)

        The $6.6 million of Convertible Notes was convertible into shares of the Company's common stock at the noteholder's option at any time up to the close of business on the date that is five days prior to the PIK Maturity Date. The per share conversion price was the greater of (a) 95% of the average of the volume weighted average prices per share of the Company's common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (b) $7.00. Deerfield cannot own more than 9.985% of the Company's outstanding shares at any one time, and the aggregate conversion cannot exceed 19.9% of the Company's outstanding common stock as of June 1, 2017.

        On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company's common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company's common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company's common stock to Deerfield on this date and the Convertible Notes were cancelled.

        In conjunction with the Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into a Registration Rights Agreement ("Registration Agreement") which required the Company to file a registration statement with the SEC to register the shares of common stock issued or issuable upon conversion of the Convertible Notes ("Conversion Shares") (subject to certain adjustment for stock split, dividend or other distribution, recapitalization or similar events, "Registrable Securities") within 30 days from June 1, 2017, which was to become effective per the SEC no later than 75 days thereafter. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on June 30, 2017, which became effective on July 11, 2017. This filing covered 940,924 shares, which is the number of shares that would be issued at the floor conversion rate of $7.00 per share. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any Financial Industry Regulatory Authority ("FINRA ") requests. The Company's obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferee or assignee under the Registration Agreement cease to hold any Registrable Securities. For each registration, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company currently expects to satisfy all of its obligations under this Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded (see Note 15).

        The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.1 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10% (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-term debt (Continued)

Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company's evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which will be amortized using the effective interest method to interest expense over the one-year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital in stockholders' equity (deficit) in the Company's financial statements.

        In connection with the initial Facility, the Company paid a $1,350,000 yield enhancement fee to Deerfield, approximately $173,000 of legal costs to the Company's attorneys and $58,000 of legal costs on behalf of Deerfield's attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method. Borrowings under the Facility are collateralized by substantially all of the Company's assets, except the Company's assets under capital lease, and the Company will maintain cash on deposit of not less than $5.0 million.

        Pursuant to the Convertible Notes, if the Company had failed to provide the number of conversion shares, then the Company would have paid damages to Deerfield or subsequent holder or any designee ("Holder") for each day after the third business day after receipt of notice of conversion ("Share Delivery Date") that such conversion was not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company's ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2017, the Company was in compliance with the covenants under the Facility.

        Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt and 25.35% on the Convertible Notes, charged to interest expense and totaled $1,316,000 and $181,000 for the years ended December 31, 2017 and 2016, respectively.

        Senior debt:    In March 2014, the Company entered into the LSA, which was subsequently amended in August 2014, September 2014, December 2014 and June 2015. As amended, the LSA provided a total commitment of $25.0 million, available in four draws. Borrowings under the LSA were collateralized by substantially all of the Company's assets, except the Company's intellectual property and assets under capital lease. The first draw of $10.0 million, ("Tranche 1"), was issued during March 2014 and was used in its entirety to repay outstanding principal under a previous credit facility. The second draw of $5.0 million, ("Tranche 2"), was issued during September 2014. The third draw ("Tranche 3") in the amount of $5.0 million was issued in March 2015, and the fourth and final draw ("Tranche 4") in the amount of $5.0 million was issued in June 2015.

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

        LSA end of term charge amortization totaled $121,000 and $311,000 for the years ended December 31, 2016 and 2015, respectively. LSA debt discount amortization charged to interest expense totaled $104,000 and $265,000 for the years ended December 30, 2016 and 2015, respectively.

        The early prepayment of the LSA with some of the proceeds from the Facility resulted in a $1,187,000 loss on debt extinguishment which is separately shown in the consolidated statement of operations for the year ended December 31, 2016.

        10% subordinated related party note:    The Company had a Note in the aggregate principal amount of $5.9 million that was issued by the Company to Essex which was to mature in March 2017. Interest was to be accrued and added to the principal balance until such time as the Company achieved positive EBITDA for three consecutive months. During the year ended December 31, 2016, interest expense of $263,000 was accrued. On May 11, 2016, the Company prepaid the $5.9 million outstanding aggregate principal and $1.3 million in accrued and unpaid interest.

        Capital lease obligations to related party:    As described in Notes 7 and 17, during the years ended December 31, 2017, 2014 and 2013, the Company entered into agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $3.2 million, $795,000 and $5.5 million, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.9%, 14.5% and 14.5%, respectively. Interest expense on these leases was $263,000, $204,000 and 467,000 for the years ended December 31, 2017, 2016 and 2015 respectively.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-term debt (Continued)

        Future minimum capital lease payments through the years ending December 31, 2020 are as follows:

Year ending:	December 31,
(in thousands)
2018	$1,235
2019	1,235
2020	776

Total minimum lease payments	$3,246
Less amount representing interest	568

Future minimum lease payments	$2,678

        Future principal payments of long-term debt, including capital leases, are as follows:

Year ending:	December 31,
(in thousands)
2018	$896
2019	16,039
2020	15,742
2021	15,000
2022	15,000
Thereafter	—

Future principal payments	$62,677

Less unamortized debt discount	(2,843)
Less current portion of long-term debt	(896)

Total long-term debt	$58,938

Note 12. Common stock

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

        In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which included 750,000 shares of its common stock resulting from the underwriters' exercise of their over-allotment option on February 17, 2017. Deerfield, the Company's senior lender, participated in the purchase of the Company's common shares as part of this public offering, and as a result, is now classified as a related party. The net

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Common stock (Continued)

proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $26.7 million.

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

        The shares of common stock for both the June 2017 and February 2017 offerings were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by us on August 1, 2016, and declared effective by the SEC, on August 12, 2016. This shelf registration statement covers the offering, issuance and sale by the Company of up to an aggregate of $125.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the "Shelf"). The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $40.0 million of its common stock from time to time in "at-the-market" offerings under the Shelf (the "Sales Agreement").

        During the year ended December 31, 2017, the Company sold an aggregate 749,639 shares of common stock under the Sales Agreement in February 2017, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million and paying total compensation to the sales agent of approximately $0.1 million. As of December 31, 2017, $58.0 million of the Company's common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $36.2 million of the Company's common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

        On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company's common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company's common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company's common stock to Deerfield on this date and the Convertible Notes were cancelled.

        The Company never declared or paid any dividends on its capital stock. The Company currently intends to retain all available funds and any future earnings, if any, to fund the development and expansion of its business, and the Company does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors. The Company's ability to pay dividends on its common stock is limited by restrictions under the terms of our credit facility with Deerfield. In addition, any future indebtedness that the Company may incur could preclude it from paying dividends.

Note 13. Share-based Compensation

Share-based Compensation Plans

        In July 2015, the Company adopted the Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan ("2015 Plan") which became effective immediately prior to the closing of the IPO and initially had

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-based Compensation (Continued)

767,330 shares of common stock reserved for issuance. On January 1, 2016 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2015 Plan shall be cumulatively increased by five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2015 Plan. Accordingly, on January 1, 2018 and 2017, the Company added 1,449,847 shares and 803,049 shares, respectively, to the option pool. The 2015 Plan superseded the Neos Therapeutics, Inc. 2009 Equity Plan ("2009 Plan"), originally adopted in November 2009 and which had 1,375,037 shares reserved and available for issuance. Effective upon closing of the IPO, the Company's board of directors determined not to grant any further awards under the 2009 Plan.

        The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. The 2015 Plan is administered by the Company's compensation committee. The Company's compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company's compensation committee may delegate authority to grant certain awards to the Company's chief executive officer. Through December 31, 2017, the Company has granted options, restricted stock and RSUs. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

        The 2009 Plan allowed the Company to grant options to purchase shares of the Company's common stock and to grant restricted stock awards to members of its management and selected members of the Company's board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2017, 9,304 shares related to forfeited 2009 Plan options and 33,801 shares related to the surrender of restricted stock were added to the shares available under the 2015 Plan. During year ended December 31, 2017, 1,804 shares related to forfeited 2009 Plan options and 14,895 shares related to the surrender of restricted stock were added to the shares available under the 2015 Plan. As of December 31, 2017, 594,665 shares of common stock remain available for grant under the 2015 Plan.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-based Compensation (Continued)

Share-based Compensation Expense

        The Company has reported share-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively, in its condensed consolidated statements of operations as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of goods sold	$390	$311	$112
Research and development	394	304	73
Selling and marketing	913	723	211
General and administrative	2,354	2,122	785

	$4,051	$3,460	$1,181

        The total share based compensation expense included in the table above is attributable to stock options, RSUs and restricted stock of $3.9 million, $86,000 and $71,000, respectively, for the year ended December 31, 2017. The total share based compensation expense included in the table above is attributable to stock options and restricted stock of $3.4 million and $91,000, respectively, for the year ended December 31, 2016. The total share based compensation expense included in the table above is attributable to stock options and restricted stock of $1.1 million and $94,000, respectively, for the year ended December 31, 2015.

        As of December 31, 2017, there was $6.5 million of compensation costs adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company's equity incentive plans not yet recognized in the Company's financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years for stock options and 3.4 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

        During the year ended December 31, 2017, the Company's board of directors granted 570,432 options.

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

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-based Compensation (Continued)

        The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

	Year Ended December 31,
	2017	2016	2015
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	60%	60%	60%
Weighted-average risk-free interest rate	2.01%	1.18%	1.60%
Expected life of option in years	6.06	6.15	5.00
Weighted-average option fair value at grant	$4.090	$5.800	$9.723

        A summary of outstanding and exercisable options as of December 31, 2017, 2016 and 2015, and the activity from December 31, 2014 through December 31, 2017, is presented below:

	Number of Options	Weighted-Average Exercise Price	Intrinsic Value
			(in thousands)
Outstanding at December 31, 2014	511,775	$3.684	$2,883

Exercisable at December 31, 2014	150,109	$1.467	$1,179

Granted	883,537	18.789
Exercised	(38,307)	1.928
Expired, forfeited or cancelled	(4,722)	2.547

Outstanding at December 31, 2015	1,352,283	$13.607	$964

Exercisable at December 31, 2015	229,000	$3.385	$2,504

Granted	859,257	10.385
Exercised	(10,886)	1.231
Expired, forfeited or cancelled	(93,310)	17.780

Outstanding at December 31, 2016	2,107,344	$12.173	$1,128

Exercisable at December 31, 2016	595,424	$9.715	$881

Granted	570,432	7.220
Exercised	(1,249)	0.223
Expired, forfeited or cancelled	(221,554)	10.325

Outstanding at December 31, 2017	2,454,973	$11.195	$4,764

Exercisable at December 31, 2017	1,137,766	$10.919	$2,890

        The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2017 was 7.9 and 7.2 years, respectively. The option exercise price for all options granted in the year ended December 31, 2017 ranged from $7.00 to $9.10 per share.

Restricted Stock Units

        On May 1, 2017, the Company granted 78,750 RSUs to members of its management which vest in four equal annual installments, beginning May 1, 2018. On October 2, 2017, the Company granted

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-based Compensation (Continued)

6,250 RSUs to a member of its management which vest in four equal annual installments, beginning October 2, 2018. The Company had not issued any RSUs previously.

        A summary of outstanding RSUs as of December 31, 2017 and 2016 and the activity from December 31, 2016 through December 31, 2017, is presented below:

	Number of RSUs	Weighted-Average Fair Value
Outstanding at December 31, 2016	—	$—

Granted	85,000	$7.15
Exercised	—	—
Expired, forfeited or cancelled	—	—

Outstanding at December 31, 2017	85,000	$7.15

        The weighted-average remaining contractual life of RSUs outstanding on December 31, 2017 was 9.4 years.

Restricted stock

        The Company did not issue any shares of restricted stock for the years ended December 31, 2017, 2016 and 2015. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock. The surrendered shares of restricted stock were added to the shares available under the 2015 Plan.

        The Company had no unvested restricted stock as of December 31, 2017, and had 35,513 and 71,025 shares of unvested restricted stock with a weighted average fair value of $2.55 and $2.55 as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, there were no shares of restricted stock granted or forfeited.

Note 14. Treasury stock

        The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of December 31, 2017. On February 19, 2015, the Company's board of directors approved the cancellation of the Company's 55,905 shares of treasury stock which had been repurchased at the original purchase price of $0.002 in 2013.

Note 15. Commitments and contingencies

        Registration Payment Arrangement:    On June 1, 2017, in conjunction with the Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into the Registration Agreement which required the Company to file a registration statement with the SEC to register the

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and contingencies (Continued)

Registrable Securities (see Note 11) within 30 days from June 1, 2017, which was to become effective per the SEC no later than 75 days thereafter. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on June 30, 2017, which became effective on July 11, 2017. This filing covered 940,924 shares, which is the number of shares that would be issued at the floor conversion rate of $7.00 per share. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. Upon any Registration Failure, the Company shall pay additional damages to the Holder for each 30-day period (prorated for any partial period) after the date of such Registration Failure in an amount in cash equal to two percent of the original principal amount of the Convertible Notes. The Company's obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferee or assignee under the Registration Agreement cease to hold any of the Registrable Securities. For each registration filing, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company currently expects to satisfy all of its obligations under the Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded.

        Patent Infringement Litigation:    On October 31, 2017, the Company received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. ("Teva") advising the Company that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. The certification notice alleged that the three U.S. patents listed in the FDA's Orange Book for Cotempla XR-ODT, one with an expiration date in April 2026 and two with expiration dates in June 2032, will not be infringed by Teva's proposed product, are invalid and/or are unenforceable. On December 13, 2017, the Company filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed the Company's Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of the Company's patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. The Company intend to vigorously enforce its intellectual property rights relating to Cotempla XR-ODT.

        On July 25, 2016, the Company received a paragraph IV certification from Actavis Laboratories FL, Inc. ("Actavis") advising the Company that Actavis had filed an Abbreviated New Drug Application ("ANDA") with the FDA for a generic version of Adzenys XR-ODT. The certification notice alleged that the four U.S. patents listed in the FDA's Orange Book for Adzenys XR-ODT, one with an expiration date in April 2026 and three with expiration dates in June 2032, will not be infringed by Actavis's proposed product, are invalid and/or are unenforceable. On September 1, 2016, the Company filed a patent infringement lawsuit in federal district court against Actavis alleging that Actavis infringed the Company's Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of the Company's patents. On October 17, 2017, the Company entered into a Settlement Agreement (the "Settlement Agreement") and a Licensing Agreement (the "Licensing Agreement" and collectively with the Settlement

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and contingencies (Continued)

Agreement, the "Agreement") with Actavis. The Agreement resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's ANDA. Under the Agreement, the Company granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies.

        Other Litigation:    On March 7, 2018, the Company received a citation advising the Company that the County of Harris, Texas (the "County") filed a lawsuit on December 13, 2017 against the Company and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through this lawsuit, the County seeks to recoup as damages some of the expenses it allegedly has incurred to combat opioid use and addiction. The County also seeks punitive damages, disgorgement of profits and attorneys' fees. While the Company believes that the lawsuit is without merit and intend to vigorously defend against it, the Company is not able to predict at this time whether this proceeding will have a material impact on its results of operations.

        Defined contribution plans:    The Company maintains a defined contribution plan covering substantially all employees under the provisions of Section 401(k) of the Internal Revenue Code ("Code"). As the Company has elected a Safe-Harbor provision for the 401(k) Plan, participants are always fully vested in their employer contributions. Employees may contribute annually up to the lesser of 50% of their compensation or the applicable limit established by the Code. Effective January 1, 2015, the Company amended its 401(k) plan to provide a Company matching contribution on 100% of a participant's contribution for the first 3% of their salary deferral and 50% of the next 2% of their salary deferral. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $419,000, $371,000 and $186,000, respectively, of expense for 401(k) contributions.

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

Year ending December 31,	(in thousands)
2018	$1,104
2019	1,109
2020	1,160
2021	1,058
2022	1,055
Thereafter	2,162

Future minimum lease payments	$7,648

        The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1,083,000 and $1,174,000 at December 31, 2017 and December 31, 2016, respectively. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company's share of these operating expenses for both locations was $243,000 and $230,000 for the years ended December 31, 2017 and

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and contingencies (Continued)

2016. The Company's share of these operating expenses for the Grand Prairie facility was $237,000 for the years ended December 31, 2015. Rent expense for these leases, excluding the share of operating expenses, was $1,010,000, $1,011,000 and $884,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

        Cash incentive bonus plan:    In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan ("Bonus Plan"). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company's compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $701,000, $464,000 and $552,000 of compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively, under the Bonus Plan.

Note 16. License agreements

        On October 17, 2017, the Company entered into the Agreement with Actavis. Under the Licensing Agreement, the Company granted Actavis a non-exclusive license to certain patents owned by the Company by which Actavis has the right to manufacture and market its generic version of Adzenys XR-ODT under its ANDA beginning on September 1, 2025, or earlier under certain circumstances. The Licensing Agreement has been submitted to the applicable governmental agencies (see Note 15).

        On July 23, 2014, the Company entered into a Settlement Agreement and an associated License Agreement (the "2014 License Agreement") with Shire LLC ("Shire") for a non-exclusive license to certain patents for certain activities with respect to the Company's New Drug Application (the "NDA") No. 204326 for an extended-release orally disintegrating amphetamine polistirex tablet. In accordance with the terms of the 2014 License Agreement, following the receipt of the approval from the FDA for Adzenys XR-ODT, the Company paid a lump sum, non-refundable license fee of an amount less than $1.0 million in February 2016. The Company is paying a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents.

        On January 26, 2017, the Company sent a letter to Shire, notifying Shire that the Company has made a Paragraph IV certification to the FDA that in the Company's opinion and to the best of its knowledge, the patents owned by Shire that purportedly cover the Company's Adzenys ER are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Adzenys ER. On March 6, 2017, the Company entered into a License Agreement (the "2017 License Agreement") with Shire, pursuant to which Shire granted the Company a non-exclusive license to certain patents owned by Shire for certain activities with respect to the Company's NDA No. 204325 for an extended-release amphetamine liquid suspension. In accordance with the terms of the 2017 License Agreement, following the receipt of the approval from the FDA for Adzenys ER, the Company paid a lump sum, non-refundable license fee of an amount less than $1.0 million in October 2017. The Company will also pay a single digit royalty on net sales of Adzenys ER during the life of the relevant Shire patents.

        Such license fees are capitalized as an intangible asset and are amortized into cost of goods sold over the life of the longest associated patent. The royalties are recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. License agreements (Continued)

        Additionally, each of the 2014 and 2017 License Agreements contains a covenant from Shire not to file a patent infringement suit against the Company alleging that Adzenys XR-ODT or Adzenys ER, respectively, infringes the Shire patents.

Note 17. Related party transactions

        As described in Note 7, in February 2017, the Company entered into an agreement with a related party for the sale-leaseback of newly acquired assets of up to $5.0 million to finance the Company's capital expenditures. Each lease under this master agreement will be for an initial term of 36 months and will have an option to purchase the equipment at the end of the respective lease that management considers to be bargain purchase option. Under this master agreement, the Company entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. Also, in 2012, the Company negotiated financing arrangements with the same related party that provided for the sale-leaseback of up to $6.5 million of the Company's property and equipment. From the 2012 financing arrangements, the Company has no lease obligation remaining at December 31, 2017 and has a lease obligation of $445,000 at December 31, 2016. The total lease obligation under all related party financing arrangements was $2,678,000 and $445,000 at December 31, 2017 and 2016, respectively.

        In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which includes 750,000 shares of the Company's common stock resulting from the underwriters' exercise of their over-allotment option at the public offering price on February 17, 2017 (see Note 12). On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of its common stock at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock (see Note 12). Deerfield, the Company's senior lender, participated in the purchase of the Company's common shares as part of both public offerings, and as a result, is now classified as a related party. The Company is obligated under a $60.0 million senior secured credit Facility that was issued by the Company to Deerfield. On June 1, 2017, the Company and Deerfield entered into an Amendment to the Company's existing Facility with Deerfield which extended the date to repay the Accrued Interest under the Facility to June 1, 2018, which may be extended to June 1, 2019 at the election of the Company if certain conditions have been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the form of Convertible Notes issued to Deerfield on the Amendment Date. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company's common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company's common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company's common stock to Deerfield on this date and the Convertible Notes were cancelled (see Note 11).

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

results are not necessarily indicative of results to be expected in future periods. Selected quarterly financial data for years ended December 31, 2017 and 2016, are as follows (in thousands, except share and per share amounts):

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales(1)	$5,627	$4,909	$6,695	$7,787
Gross profit(1)	1,012	2,333	4,273	5,009
Net loss attributable to common stock	$(17,090)	$(18,674)	$(16,258)	$(14,225)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted(2)	19,624,712	22,613,382	27,884,983	28,746,608

Net loss per share of common stock, basic and fully diluted(3):	$(0.87)	$(0.83)	$(0.58)	$(0.49)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales(1)	$2,583	$1,485	$1,583	$3,503
Gross (loss)(1)	(173)	(858)	(735)	(517)
Net loss attributable to common stock	$(12,614)	$(26,539)	$(25,806)	$(18,374)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted(2)	16,025,318	16,050,138	16,070,705	16,062,685

Net loss per share of common stock, basic and fully diluted(3):	$(0.79)	$(1.65)	$(1.61)	$(1.14)

(1)
The Company began selling Adzenys XR-ODT on May 16, 2016 and initiated an early experience program for Cotempla XR-ODT with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017, and has determined that at this time it cannot reliably estimate expected returns of the products at the time of shipment to wholesalers. Accordingly, the Company defers recognition of revenue and related cost of goods sold on product shipments of Adzenys XR-ODT and Cotempla XR-ODT until the right of return no longer exists, which occurs at the earlier of the time Adzenys XR-ODT and Cotempla XR-ODT units are dispensed through patient prescriptions or expiration of the right of return. Thus, the amounts included in Net Sales and Gross profit (loss) for Adzenys XR-ODT and Cotempla XR-ODT reflect only patient prescriptions dispensed to date. Also, the net loss amounts reflect the sales and marketing expenses associated with the commercialization of Adzenys XR-ODT and Cotempla XR-ODT.

(2)
In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which included 750,000 shares of its common stock resulting from the underwriters' exercise of their over-allotment option on February 17, 2017. On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of the its common stock at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Selected Quarterly Financial Data (Unaudited) (Continued)

  common stock which was exercised in full on July 26, 2017. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company's common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company's common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company's common stock to Deerfield on this date and the Convertible Notes were cancelled. These transactions produced a significant increase in the number of shares outstanding which will impact the year-over-year comparability of the Company's loss per share calculations.

(3)
Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share may not necessarily equal the total for the year.

Note 19. Subsequent event

        On January 1, 2018, in accordance with the Evergreen Provisions of the 2015 Plan, the Company added 1,449,847 shares to the option pool, increasing the total number of shares reserved and available for issuance under the 2015 Plan to 2,044,512 shares.

Exhibit index

Exhibit number		Description of exhibit
3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

3.2		Amended and Restated Bylaws of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

4.1		Form of common stock certificate (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

4.2		Form of warrant to purchase common stock (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.1		Amended and Restated Investors' Rights Agreement, dated as of June 9, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.2		Amendment and Waiver, dated as of February 5, 2016, amending the Amended and Restated Investors' Rights Agreement of the Registrant (Filed as an Exhibit to the Registrant's annual report on Form 10-K (001-37508), filed with the SEC on March 18, 2016, incorporated herein by reference).

10.3	+	Neos Therapeutics, Inc. 2009 Equity Plan (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.4	+	Form of option agreements under 2009 Equity Plan (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.5	+	Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan and forms of option agreements thereunder (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.6	+	Senior Executive Cash Incentive Bonus Plan (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on November 13, 2015, incorporated herein by reference).

10.7	+	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.8		Third Amended and Restated Subordinated Promissory Note, dated as of December 31, 2013, issued to Essex Capital Corporation, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

Exhibit number		Description of exhibit
10.9	†	Loan and Security Agreement, by and between the Registrant, Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., in its capacity as administrative agent for itself and Hercules Technology III, L.P. dated as of March 28, 2014, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.10	†	Settlement Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.11	†	License Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.12		Commercial Lease Agreement, by and between Riverside Business Green, L.P., and Neos Therapeutics, LP, dated as of June 29, 1999, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.13	†	Supply Agreement, by and between the Registrant and Coating Place, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 26, 2015, incorporated herein by reference).

10.14	†	Asset Purchase Agreement, by and between the Registrant and Cornerstone BioPharma, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.15	+	Amended and Restated Employment Agreement, by and between the Registrant and Vipin Garg, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.16	+	Amended and Restated Employment Agreement, by and between the Registrant and Richard Eisenstadt, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.17	+	Amended and Restated Employment Agreement, by and between the Registrant and Thomas McDonnell, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.18	†	License Agreement by and among the Registrant and Shire LLC, dated as of March 6, 2017. (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on May 10, 2017, incorporated herein by reference).

10.19		First Amendment to Facility Agreement, dated as of June 1, 2017, by and among Neos Therapeutics, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P. (including schedules and exhibits thereto). (Filed as an Exhibit to the Registrant's current report on Form 8-K, filed with the SEC on June 5, 2017, incorporated herein by reference).

10.20		Registration Rights Agreement, dated June 1, 2017, by and among Neos Therapeutics, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P. (Filed as an Exhibit to the Registrant's current report on Form 8-K, filed with the SEC on June 5, 2017, incorporated herein by reference).

Exhibit number		Description of exhibit
10.21	*†	Settlement Agreement, by and between the Registrant and Actavis Laboratoris FL, Inc., dated as of October 17, 2017.

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of RSM US LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Link Document.

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Grand Prairie, State of Texas, on the 16th day of March 2018.

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

        Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIPIN GARG Vipin Garg	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018
/s/ RICHARD EISENSTADT Richard Eisenstadt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018
/s/ ALAN HELLER Alan Heller	Director	March 16, 2018
/s/ GREG ROBITAILLE Greg Robitaille	Director	March 16, 2018
/s/ BETH HECHT Beth Hecht	Director	March 16, 2018
/s/ BRYANT FONG Bryant Fong	Director	March 16, 2018

Signature	Title	Date

/s/ JOHN SCHMID John Schmid	Director	March 16, 2018
/s/ PAUL EDICK Paul Edick	Director	March 16, 2018

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance at beginning of period	Additions charged to costs and expenses	Due to (paid to) third party and deferred until sales recognized	Deductions and Payments	Balance at end of period
For the year ended December 31, 2017
Allowance for chargebacks	(1)	$779	$10,146	$—	$(10,109)	$816
Allowance for cash discounts	(1)	171	1,814	(47)	(1,601)	337
Sales offers	(2)	—	25,880	—	(25,880)	—
Reserve for wholesaler fees	(2)	509	8,286	684	(7,092)	2,387
Reserve for returns	(2)	884	167	—	(158)	893
Rebates	(2)	421	6,639	—	(4,373)	2,687
For the year ended December 31, 2016
Allowance for chargebacks	(1)	940	10,504	—	(10,665)	779
Allowance for cash discounts	(1)	99	772	(13)	(687)	171
Sales offers	(2)	—	3,746	—	(3,746)	—
Reserve for wholesaler fees	(2)	361	2,838	144	(2,834)	509
Reserve for returns	(2)	429	491	—	(36)	884
Rebates	(2)	110	396	—	(85)	421
For the year ended December 31, 2015
Allowance for chargebacks	(1)	190	5,359	—	(4,609)	940
Allowance for cash discounts	(1)	14	194	—	(109)	99
Sales offers	(2)	—	—	—	—	—
Reserve for wholesaler fees	(2)	117	914	—	(670)	361
Reserve for returns	(2)	212	242	—	(25)	429
Rebates	(2)	9	103	—	(2)	110

(1)
Shown as a reduction of accounts receivable and gross sales or deferred sales as indicated in column heading.

(2)
Shown as accrued expenses and a reduction of gross sales.