Form 10-Q
period 2018-03-31
Neos Therapeutics, Inc.
filed 2018-05-10
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2018: 28,996,956 shares.

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

•                  our entry into the settlement and licensing agreement with Actavis Laboratories FL, Inc. (“Actavis”) the effect of our agreement with Actavis on its Abbreviated New Drug Application (“ANDA”) and with the FDA for a generic version of Adzenys XR-ODT, and the expected timing of the manufacture and marketing of Actavis’s generic version of Adzenys XR-ODT under the ANDA;

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

PART I—FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31, 2018	December 31, 2017 (as adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$24,777	$31,969
Short-term investments	12,444	18,448
Accounts receivable, net of allowances for chargebacks and cash discounts of $1,435 and $1,154, respectively	19,642	13,671
Inventories	13,399	11,732
Other current assets	2,841	3,575
Total current assets	73,103	79,395

Property and equipment, net	8,173	8,203
Intangible assets, net	15,931	16,348
Other assets	149	162

Total assets	$97,356	$104,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$10,662	$11,460
Accrued expenses	28,580	20,944
Current portion of long-term debt	948	896

Total current liabilities	40,190	33,300

Long-Term Liabilities:
Long-term debt, net of current portion	58,973	58,938
Derivative liability	1,474	1,660
Deferred rent	1,059	1,083
Other long-term liabilities	179	180

Total long-term liabilities	61,685	61,861

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 100,000,000 authorized at March 31, 2018 and December 31, 2017; 29,030,757 and 28,996,956 issued and outstanding at March 31, 2018, respectively; 29,030,757 and 28,996,956 issued and outstanding at December 31, 2017, respectively	29	29
Treasury stock, at cost, 33,801 shares at March 31, 2018 and December 31, 2017	(352)	(352)
Additional paid-in capital	275,551	274,584
Accumulated deficit	(279,744)	(265,308)
Accumulated other comprehensive loss	(3)	(6)

Total stockholders’ equity (deficit)	(4,519)	8,947

Total liabilities and stockholders’ equity	$97,356	$104,108

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017 (as adjusted)
Revenues:
Net product sales	$10,729	$5,631

Cost of goods sold	5,221	4,750
Gross profit	5,508	881

Research and development	1,691	1,724
Selling and marketing expenses	12,990	10,706
General and administrative expenses	3,345	3,539

Loss from operations	(12,518)	(15,088)

Interest expense	(2,220)	(2,211)
Other income, net	302	78

Net loss	$(14,436)	$(17,221)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	28,996,956	19,624,712

Net loss per share of common stock, basic and diluted	$(0.50)	$(0.88)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017 (as adjusted)

Net loss	$(14,436)	$(17,221)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	3	(2)

Total other comprehensive income (loss)	$3	$(2)

Comprehensive loss	$(14,433)	$(17,223)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three months ended March 31, 2018

(In thousands, except shares)

(unaudited)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity (Deficit)
Balance, December 31, 2017 (as adjusted)	—	$—	29,030,757	$29	(33,801)	$(352)	$274,584	$(265,308)	$(6)	$8,947

Share-based compensation expense	—	—	—	—	—	—	967	—	—	967
Net unrealized gain on investments	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	(14,436)	—	(14,436)

Balance, March 31, 2018	—	$—	29,030,757	$29	(33,801)	$(352)	$275,551	$(279,744)	$(3)	$(4,519)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2018	2017 (as adjusted)
Cash Flows From Operating Activities:
Net loss	$(14,436)	$(17,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	967	985
Depreciation and amortization of property and equipment	421	335
Amortization of patents and other intangible assets	434	408
Changes in fair value of earnout, derivative and warrant liabilities	(186)	—
Deferred interest on debt	—	2,087
Amortization of senior debt discounts	209	81
Amortization of short-term investment purchase discounts	(35)	(6)
Gain on sale of equipment	(1)	(20)
Other adjustments	(24)	(23)
Changes in operating assets and liabilities:
Accounts receivable	(5,971)	(5,717)
Inventories	(1,667)	298
Deferred contract sales organization fees	—	597
Other assets	1,154	597
Accounts payable	(1,205)	(1,313)
Accrued expenses	7,636	2,973

Net cash used in operating activities	(12,704)	(15,939)

Cash Flows From Investing Activities:
Purchases of short-term investments	(10,951)	(8,534)
Sales and maturities of short-term investments	16,993	13,397
Proceeds from sale-leaseback of equipment	—	481
Capital expenditures	(286)	(198)
Intangible asset expenditures	(17)	—

Net cash provided by investing activities	5,739	5,146

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	—	30,265
Payments made on borrowings	(227)	(163)

Net cash (used in) provided by financing activities	(227)	30,102

(Decrease) increase in cash and cash equivalents	(7,192)	19,309

Cash and Cash Equivalents:
Beginning	31,969	24,352
Ending	$24,777	$43,661

Supplemental Disclosure of Noncash Transactions:
Prepaid assets included in accounts payable	$407	$—
Acquired equipment under capital lease	$105	$—
Capital lease liability from purchase of equipment	$105	$—
Deferred contract sales organization fees	$—	$500
Capital lease liability from sale-leaseback transactions	$—	$481
Supplemental Cash Flow Information:
Interest paid	$2,040	$19

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and nature of operations

Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the “Company”) is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet and liquid suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including three approved products for the treatment of attention deficit hyperactivity disorder (“ADHD”). Adzenys XR-ODT was approved by the US Food and Drug Administration (the “FDA”) on January 27, 2016 and launched commercially on May 16, 2016. The Company received approval from the FDA for Cotempla XR-ODT, its methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017, the Company initiated an early experience program with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017. Also, the Company received approval from the FDA for Adzenys ER oral suspension (“Adzenys ER”) on September 15, 2017 and launched this product on February 26, 2018. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release liquid suspension for the treatment of cough and upper respiratory symptoms of a cold.

Note 2. Summary of significant accounting policies

Basis of presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included.  Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2017 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K and filed with the SEC on March 16, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017.

Principles of consolidation:  At March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, the condensed consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Reclassifications:  In 2017, the Company reclassified certain patents from Other assets to Intangible assets, net as reported on the condensed consolidated balance sheets.

Liquidity:  During 2017 and the three months ended March 31, 2018, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the successful commercialization of its approved products, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER.  Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Report on Form 10-Q.

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

Short-term investments:  Short-term investments consist of debt securities that have original maturities greater than three months but less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of material tax effects reported, as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in other income (expense) in the consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date, if any, as non-current assets.

Inventories: Inventories are measured at the lower of cost (first in, first out) or net realizable value. Inventories have been reduced by an allowance for excess and obsolete inventories. Cost elements include material, labor and manufacturing overhead. Inventories consist of raw materials, work in process and finished goods.

Until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable, pre-launch inventories are expensed into research and development. Manufacturing costs for the production of Adzenys XR-ODT incurred after the January 27, 2016 FDA approval date, for the production of Cotempla XR-ODT incurred after June 30, 2017, following the FDA approval date of June 19, 2017, and for the production of Adzenys ER incurred after September 30, 2017, following the FDA approval date of September 15, 2017, are being capitalized into inventory.

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

Revenue recognition:  Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services at a point in time. The Company makes estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler fees, wholesaler chargebacks and estimated rebates) to be incurred on the selling price of the respective product sales, and recognizes the estimated amount as revenue when it transfers control of the product to its customers (e.g., upon delivery). Variable consideration is determined using either an expected value or a most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint will require the use of significant management judgment and other market data. The Company provides for prompt payment discounts, wholesaler fees and wholesaler chargebacks based on customer contractual stipulations. The Company analyzes recent product return history and other market data obtained from its third party logistics providers (“3PLs”) to determine a reliable return rate. Additionally, management analyzes historical savings offers and rebate payments based on patient prescriptions dispensed for Adzenys XR ODT, Cotempla XR ODT and Adzenys ER and information obtained from third party providers to determine these respective variable considerations.

The Company sells its generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to a limited number of pharmaceutical wholesalers, all subject to rights of return. Pharmaceutical wholesalers buy drug products directly from manufacturers. Title to the product passes upon delivery to the wholesalers, when the risks and rewards of ownership are assumed by the wholesaler (freight on board destination). These wholesalers then resell the product to retail customers such as food, drug and mass merchandisers.

The Company views its operations and manages its business in one operating segment, which is the development, manufacturing and commercialization of pharmaceuticals.

Disaggregation of revenue

The following table disaggregates the Company’s net product sales by product:

	March 31,
	2018	2017 (as adjusted)
	(in thousands)
Adzenys XR-ODT	$4,992	$3,113
Cotempla XR-ODT	3,647	—
Adzenys ER	203	—
Generic Tussionex	1,887	2,518
	$10,729	$5,631

Net branded product sales

Net product sales for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, prompt payment discounts, wholesaler fees, estimated rebates to be incurred on the selling price of the respective product sales and estimated allowances for product returns. The Company recognizes branded total gross product sales less gross to net sales adjustments as revenue based on shipments from 3PLs to the Company’s wholesaler customers.

Savings offers

The Company offers savings programs for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. The Company records the amount of redeemed savings offers based on information from third-party providers against the estimated discount recorded as accrued expenses. The estimated discount is recorded as a gross to net sales adjustments at the time revenue is recognized.

Prompt payment discounts

Prompt payment discounts are based on standard programs with wholesalers and are recorded as a discount allowance against accounts receivable and as a gross to net sales adjustments at the time revenue is recognized.

Wholesale distribution fees

Wholesale distribution fees are based on definitive contractual agreements for the management of the Company’s products by wholesalers and are recorded as accrued expenses and as a gross to net sales adjustment at the time revenue is recognized.

Rebates for branded products

The Company’s products are subject to commercial managed care and government managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Calculations related to these rebate accruals are estimated based on information from third-party providers. Estimated rebates payable under such programs are recorded as a reduction of revenue at the time revenues are recorded. Historical trends of estimated rebates will be continually monitored and may result in future adjustments to such estimates.

Product returns of branded products

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

Estimated returns are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized. The Company analyzed recent branded product return history and other market data obtained from the Company’s 3PLs to determine a reliable return rate.

Net generic product sales

Net product sales for generic Tussionex product represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include prompt payment discounts, estimated allowances for product returns, wholesaler fees, estimated government rebates and estimated chargebacks to be incurred on the selling price of generic Tussionex related to the respective product sales. The Company recognizes generic Tussionex total gross product sales less gross to net sales adjustments as revenue based on shipments from 3PLs to the Company’s wholesaler customers.

Prompt payment discounts

Prompt payment discounts are based on standard programs with wholesalers and are recorded as a discount allowance against accounts receivable and as a gross to net sales adjustments at the time revenue is recognized.

Product returns of generic product

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

Estimated returns are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized. Generic Tussionex product returns were estimated based upon return data available from sales of the Company’s generic Tussionex product over the past three years.

Wholesale distribution fees

Wholesale distribution fees are based on definitive contractual agreements for the management of the Company’s product by wholesalers and are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized.

Rebates for generic product

The Company’s generic Tussionex product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Estimated government rebates are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized. Generic Tussionex government rebates are estimated based upon rebate payment data available from sales of the Company’s generic Tussionex product over the past three years. Historical trends of such rebates will be continually monitored and may result in future adjustments to such estimates.

Wholesaler chargebacks

The Company’s generic Tussionex products are subject to certain programs with wholesalers whereby pricing on products is discounted below wholesaler list price to participating entities. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to the Company. Estimated chargebacks are recorded as a discount allowance against accounts receivable and as a gross to net sales adjustments at the time revenue is recognized based on information provided by third parties.

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

Advertising costs: Advertising costs are comprised of print and electronic media placements that are expensed as incurred. The Company recognized advertising costs of $0.2 million during each of the three months ended March 31, 2018 and 2017.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of March 31, 2018 and December 31, 2017, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOL’s) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at March 31, 2018 and December 31, 2017, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Recent accounting pronouncements: In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-05 (“ASU 2018-05”), Income Taxes (Topic 740) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which was issued to state the income tax accounting implications of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The guidance clarifies the measurement period timeframe, changes in subsequent reporting periods and reporting requirements as a result of the TCJA. The measurement period begins in the period that includes the TCJA’s enactment date which was December 22, 2017 and as a result the Company has reflected the impact of this ASU on the deferred tax calculation as of December 31, 2017.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement —Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA, and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for entities for fiscal years beginning after December 15, 2018 with early adoption permitted, and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the TCJA is recognized. The Company will adopt this standard on January 1, 2019. The adoption of this standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the modification. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. This standard became effective for the Company on January 1, 2018. The adoption of this standard does not have a material impact on the Company’s consolidated results of operations or financial position.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was designed to reduce the diversity in practice of how the eight specified items are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those years. This standard became effective for the Company on January 1, 2018. The adoption of this standard does not have a significant effect on the Company’s ongoing financial reporting as the Company had classified its debt prepayment and debt extinguishment costs in the Consolidated Statements of Cash Flows in accordance with the amendments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, Leases (Topic 842), which adds two practical expedients to the new lease guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the standard will have on its consolidated financial statements and related disclosures and has not determined the expected impact at this time.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (the “New Revenue Standard”). The New Revenue Standard replaces transaction-and industry-specific revenue recognition guidance under current U.S. GAAP with a principles-based approach for determining revenue recognition. The New Revenue Standard requires an entity to recognize the amount of revenue based on the value of transferred goods or services to customers. There is also additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The New Revenue Standard became effective for the Company on January 1, 2018. For purposes of providing comparable periods upon adoption, the Company applied the full retrospective transition method, which required the Company to restate each prior reporting period presented. The impact of the New Revenue Standard relates to the Company’s accounting for branded net product sales. There are no changes to the net product sales of generic Tussionex revenue since the Company has estimated product returns since inception of recognizing revenue in August 2014.

The Company implemented internal controls and key system functionality to enable the preparation of financial information and reached conclusions on key accounting assessments related to the New Revenue Standard, including management’s assessment that the impact of accounting for costs incurred to obtain a contract is immaterial.

Under the New Revenue Standard, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those good or services. Therefore, the Company is required to make estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler fees and estimated rebates) to be incurred on the selling price of the respective branded product sales, and recognize the estimated amount as revenue, when it transfers control of the product to its customers (e.g., upon shipment or delivery). Variable consideration must be determined using either an expected value or most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint require the use of significant management judgment and other market data. To implement the New Revenue Standard, the Company analyzed recent branded product return history and other market data obtained from its 3PLs to determine a reliable return rate. Additionally, management analyzed historical savings offers, prompt payment discounts, wholesaler fees and rebates payments based on patient prescriptions dispensed of Adzenys XR-ODT, Cotempla XR-ODT and information obtained from third-party providers to determine these respective variable considerations. Management has concluded that estimates of the above variable considerations are reasonably constrained, and estimates can be used for recognizing branded total gross product sales less gross to net sales adjustments as revenue beginning January 1, 2018. Refer to Impacts to Previously Reported Results below for the impact of adoption of the New Revenue Standard included in the Company’s condensed consolidated statements of operations.

Impacts to Previously Reported Results

Adoption of the new revenue standard impacted the Company’s previously reported results as follows:

	Three Months Ended March 31, 2017
	As Previously	New Revenue Standard
Condensed consolidated statements of operations	Reported	Adjustment	As Adjusted
	(in thousands, except per share amounts)
Revenue: net product sales	$5,627	$4	$5,631
Cost of goods sold	4,615	135	4,750
Gross profit	1,012	(131)	881
Net loss attributable to common stock	(17,090)	(131)	(17,221)
Net loss per share of common stock, basic and diluted	(0.87)	(0.01)	(0.88)

	December 31, 2017
	As Previously	New Revenue Standard
Condensed consolidated statements of balance sheet	Reported	Adjustment	As Adjusted
	(in thousands)
Inventories	$13,459	$(1,727)	$11,732
Other current assets	5,093	(1,518)	3,575
Total current assets	82,640	(3,245)	79,395
Accrued expenses	10,570	10,374	20,944
Deferred revenue	14,676	(14,676)	—
Total current liabilities	37,602	(4,302)	33,300
Accumulated deficit	(266,365)	(1,057)	(265,308)
Total liabilities and stockholder’ equity	107,353	(3,245)	104,108

Adoption of the New Revenue Standard had no impact to cash from or used in operating, financing, or investing activities on the Company’s consolidated statements of cash flows.

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

The following potentially dilutive securities outstanding as of March 31, 2018 and 2017 were excluded from consideration in the computation of diluted net loss per share of common stock for the three months ended March 31, 2018 and 2017, respectively, because including them would have been anti-dilutive:

	March 31,
	2018	2017

Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Stock options outstanding	3,027,931	2,106,650
RSU’s granted, not issued or outstanding	178,750	—

Note 4. Fair value of financial instruments

The Company records financial assets and liabilities at fair value. The carrying amounts of certain financial assets and liabilities including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, approximated their fair value due to their short-term maturities. The remaining financial instruments were reported on the Company’s condensed consolidated balance sheets at amounts that approximate current fair values based on market based assumptions and inputs.

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$17,790	$6,987	$—	$24,777
Short-term investments	—	12,444	—	12,444
Total financial assets	$17,790	19,431	—	$37,221

Earnout liability	$—	$—	$170	$170
Derivative liability (see Note 8)	—	—	1,474	1,474
Total financial liabilities	$—	$—	$1,644	$1,644

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$31,969	$—	$—	$31,969
Short-term investments	—	18,448	—	18,448
Total financial assets	$31,969	$18,448	$—	$50,417

Earnout liability	$—	$—	$170	$170
Derivative liability (see Note 8)	—	—	1,660	1,660
Total financial liabilities	$—	$—	$1,830	$1,830

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with a maturity of 90 days or less at March 31, 2018 and December 31, 2017. Asset values were considered to approximate fair value due to their short-term nature.

The Company’s Level 2 assets included commercial paper and corporate bonds with maturities of less than one year that are not actively traded which were classified as available-for-sale securities. The estimated fair values of these securities were determined by third parties using valuation techniques that incorporate standard observable inputs and assumptions such as quoted prices for similar assets, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

The Company’s cash and cash equivalents and short-term investments had quoted prices at March 31, 2018 and December 31, 2017 as shown below:

	March 31, 2018
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$17,790	$—	$17,790

Financial and corporate debt securities	19,434	(3)	19,431

	$37,224	$(3)	$37,221

	December 31, 2017
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$31,969	$—	$31,969

Financial and corporate debt securities	18,454	(6)	18,448

	$50,423	$(6)	$50,417

The Company’s Level 3 liability included the fair value of the earnout liability and the fair value of the Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. derivative liability at March 31, 2018 and December 31, 2017.

The fair value of the derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at December 31, 2017 and March 31, 2018. There were no significant changes in the pricing assumptions during the three months ended March 31, 2018. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	Derivative Liability
Date of Valuation	3/31/2018	12/31/2017
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	N/A
Time period from valuation until maturity of debt (yrs.)	4.113	4.360
Cumulative probability of a change in control prepayment implied by model	27%	27%
Cumulative probability of other accelerated prepayments implied by model	16%	17%
Discount rate	16.53%	16.20%
Fair value of liability at valuation date (thousands)	$1,474	$1,660

Significant changes to these assumptions would result in increases/decreases to the fair value of the debt derivative liabilities.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3
Liabilities
(in thousands)
Balance at December 31, 2017	$1,830

Change in fair value	(186)

Balance at March 31, 2018	$1,644

Note 5. Inventories

Inventories at the indicated dates consist of the following:

		December 31,
	March 31,	2017
	2018	(as adjusted)
	(in thousands)
Raw materials	$3,921	$3,476
Work in progress	6,254	6,155
Finished goods	3,834	2,470

Inventory at cost	14,009	12,101
Inventory reserve	(610)	(369)

	$13,399	$11,732

Note 6. Sale-leaseback transaction

The Company accounts for the sale and leaseback transactions discussed below as capital leases under the provisions of Accounting Standards Codification (“ASC”) Topic 840-40, Leases—Sale Leaseback Transactions. Accordingly, the leased assets are recorded in property and equipment and the capitalized lease obligations are included in long-term liabilities at the present value of the future lease payments in accordance with the terms of the lease (see Note 12). Lease payments are applied using the effective interest rate inherent in the leases. Depreciation of the property and equipment is included within depreciation and amortization in the consolidated statements of operations and consolidated statements of cash flows.

In 2012, the Company negotiated financing arrangements with a related party which provided for the sale-leaseback of up to $6.5 million of the Company’s property and equipment with a bargain purchase option at the end of the respective lease. These financing arrangements were executed in five separate tranches that occurred in February, July and November 2013, and March 2014. The two February leases and the July lease had been fully satisfied before 2017. The November 2013 leases for a total of $1.0 million of assets expired in April 2017 and the related $161,000 gain was fully amortized at that time and the $100,000 lease buy-out option liability was fully satisfied. The March 2014 lease for $795,000 of assets expired in September 2017 and the related $116,000 gain was fully amortized at that time and the lease buy-out option liability of $79,000 was fully satisfied.

In February 2017, the Company entered into an agreement with a related party for the sale-leaseback of newly acquired assets of up to $5.0 million to finance its capital expenditures. Each lease under this master agreement is for an initial term of 36 months and has an option to purchase the equipment at the end of the respective lease that management considers to be a bargain purchase option. Under this agreement, the Company entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The February sale resulted in net gains of $14,000 which has been deferred and is being amortized over the 36-month term of the lease. There was no gain or loss on the June 2017 sale.

For the three months ended March 31, 2018 and 2017, approximately $1,000 and $20,000, respectively, of the net gain on sale-leasebacks was recognized in other income on the condensed consolidated statements of operations.

Note 7. Accrued expenses

Accrued expenses as of March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017 (as adjusted)
	(in thousands)
Accrued savings offers	$11,893	$7,168
Accrued rebates	5,300	4,008
Accrued customer returns	3,340	2,711
Accrued wholesaler fees	3,020	2,345
Accrued payroll and benefits	2,014	2,534
Other accrued expenses	3,013	2,178
Total accrued expenses	$28,580	$20,944

Note 8. Long-term debt

Long-term debt at the indicated dates consists of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Deerfield senior secured credit facility, net of discount of $2,635 and $2,843, respectively	$57,364	$57,156
Capital leases, maturing through May 2020	2,557	2,678

	59,921	59,834
Less current portion	(948)	(896)

Long-term debt	$58,973	$58,938

Senior secured credit facility: On May 11, 2016, the Company entered into a $60.0 million senior secured credit facility (the “Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, “Deerfield”), as lenders. In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share (see Note 9). Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of this public offering, and as a result, was classified as a related party at the time of the corresponding transactions.

Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the senior Loan and Security Agreement (the “LSA”) with Hercules Technology III, L.P., (“Hercules”), the $1.1 million LSA end of term fee, a LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% related party amended and restated subordinated note (the “Note”) that was issued by the Company to Essex Capital Corporation (“Essex”), which were otherwise payable in 2016 and 2017.  Principal on the Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. The Company had an option, which it exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million in deferred interest payments (the “Accrued Interest”) was due and payable on June 1, 2017.  Borrowings under the Facility are collateralized by substantially all of the Company’s assets, except the assets under capital lease. The terms of the Facility require the Company to maintain cash on deposit of not less than $5.0 million.

On June 1, 2017 (the “Amendment Date”), the Company and Deerfield entered into a First Amendment (the “Amendment”) to the Facility which extended the date to repay the Accrued Interest under the Facility to June 1, 2018 (the “PIK Maturity Date”), which may be extended to June 1, 2019 at the election of the Company if certain conditions have been met as specified in the Amendment.

The right to payment of the Accrued Interest was memorialized in the form of senior secured convertible notes (the “Convertible Notes”) issued to Deerfield on the Amendment Date. Interest was due quarterly at a rate of 12.95% per year. The principal amount of the Convertible Notes issued under the Amendment and all accrued and unpaid interest thereon was to become due and payable upon written notice from Deerfield, and if either (a) the Company did not meet certain quarterly sales milestones specified in the Amendment or (b) the Company had not received and publicly announced FDA approval of the new drug applications on or before the applicable Prescription Drug User Fee Act (the “PDUFA”) goal date as set forth on the schedules to Amendment. Per the Amendment, the Company will prepay all of the outstanding obligations under the Facility and the Convertible Notes upon the occurrence of a change in control or a sale of substantially all of the Company’s assets and liabilities. The Amendment increased the staggered prepayment fees for prepayments due upon a change of control or any other prepayment made or required to be made by the Company by 300 basis points from June 1, 2017 through the period ending prior to May 11, 2020 for the change in control prepayment fees and through the period ending prior to May 11, 2022 for any other prepayments, respectively (the “Prepayment Premiums”). Such Prepayment Premiums, as amended, range from 12.75% to 2%.

The $6.6 million of Convertible Notes was convertible into shares of the Company’s common stock at the noteholder’s option at any time up to the close of business on the date that is five days prior to the PIK Maturity Date. The per share conversion price was the greater of (a) 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (b) $7.00. Deerfield cannot own more than 9.985% of the Company’s outstanding shares at any one time, and the aggregate conversion cannot exceed 19.9% of the Company’s outstanding common stock as of June 1, 2017.

On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled.

In conjunction with the Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into a Registration Rights Agreement (the “Registration Agreement”) which required the Company to file a registration statement with the SEC to register the shares of common stock issued or issuable upon conversion of the Convertible Notes (the “Conversion Shares”) (subject to certain adjustment for stock split, dividend or other distribution, recapitalization or similar events, the “Registrable Securities”) within 30 days from June 1, 2017, which was to become effective per the SEC no later than 75 days thereafter. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on June 30, 2017, which became effective on July 11, 2017. This filing covered 940,924 shares, which is the number of shares that would be issued at the floor conversion rate of $7.00 per share. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any Financial Industry Regulatory Authority (“FINRA “) requests. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferee or assignee under the Registration Agreement cease to hold any Registrable Securities. For each registration, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company currently expects to satisfy all of its obligations under this Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded (see Note 12).

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

Pursuant to the Convertible Notes, if the Company had failed to provide the number of conversion shares, then the Company would have paid damages to Deerfield or subsequent holder or any designee (“Holder”) for each day after the third business day after receipt of notice of conversion (the “Share Delivery Date”) that such conversion was not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of March 31, 2018, the Company was in compliance with the covenants under the Facility.

Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt and 25.35% on the Convertible Notes, charged to interest expense and totaled $209,000 for the three months ended March 31, 2018 and $1,316,000 for the year ended December 31, 2017, respectively.

Capital lease obligations to related party:  As described in Notes 6 and 11, during the years ended December 31, 2017, 2014 and 2013, the Company entered into agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $3.2 million, $795,000 and $5.5 million, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.9%, 14.5% and 14.5%, respectively. Interest expense on these leases was $98,000 and 19,000 for the three months ended March 31, 2018 and 2017, respectively.

Future principal payments of long-term debt including capital leases are as follows:

Period ending:	March 31,
(in thousands)

2019	$948
2020	16,115
2021	15,459
2022	15,020
2023	15,014
Thereafter	—

Future principal payments	$62,556

Less unamortized debt discount related to long-term debt	(2,635)
Less current portion of long-term debt	(948)

Total long-term debt	$58,973

Note 9. Common stock

In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which included 750,000 shares of its common stock resulting from the underwriters’ exercise of their over-allotment option on February 17, 2017. Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of this public offering, and as a result, was classified as a related party at the time of the corresponding transactions. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $26.7 million.

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

During the year ended December 31, 2017, the Company sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million and paying total compensation to the sales agent of approximately $0.1 million. No sales have been made under the Sales Agreement during the three months ended March 31, 2018. As of March 31, 2018, $58.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $36.2 million of the Company’s common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled.

Note 10. Share-based Compensation

Share-based Compensation Plans

In July 2015, the Company adopted the Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan (the “2015 Plan”) which became effective immediately prior to the closing of the IPO and initially had 767,330 shares of common stock reserved for issuance. On January 1, 2016 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2015 Plan shall be cumulatively increased by five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2015 Plan. Accordingly, on January 1, 2018 and 2017, the Company added 1,449,847 shares and 803,049 shares, respectively, to the option pool. The 2015 Plan superseded the Neos

Therapeutics, Inc. 2009 Equity Plan (the “2009 Plan”), originally adopted in November 2009 and which had 1,375,037 shares reserved and available for issuance. Effective upon closing of the IPO, the Company’s board of directors determined not to grant any further awards under the 2009 Plan.

The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s compensation committee. The Company’s compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s compensation committee may delegate authority to grant certain awards to the Company’s chief executive officer. Through March 31, 2018, the Company has granted options, restricted stock and RSUs. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock and to grant restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2017, 9,304 shares related to forfeited 2009 Plan options and 33,801 shares related to the surrender of restricted stock were added to the shares available under the 2015 Plan. During the three months ended March 31, 2018, 5,000 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of March 31, 2018, 1,377,804 shares of common stock remain available for grant under the 2015 Plan.

Share-based Compensation Expense

The Company has reported share-based compensation expense for the three months ended March 31, 2018 and 2017, respectively, in its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of goods sold	$119	$84
Research and development	78	79
Selling and marketing	257	197
General and administrative	513	625
	$967	$985

The total share based compensation expense included in the table above is attributable to stock options and RSUs of $931,000 and $36,000 for the three months ended March 31, 2018, respectively. The total share based compensation expense included in the table above is attributable to stock options and restricted stock of $963,000 and $22,000 for the three months ended March 31, 2017, respectively.

As of March 31, 2018, there was $8.9 million of compensation costs adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years for stock options and 3.6 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

During the three months ended March 31, 2018, the Company’s board of directors granted 608,753 options.

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

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

Three Months
Ended March 31, 2018

Estimated dividend yield	0.00%
Expected stock price volatility	60.00%
Weighted-average risk-free interest rate	2.65%
Expected life of option in years	6.25
Weighted-average option fair value at grant	$4.87

A summary of outstanding and exercisable options as of March 31, 2018 and December 31, 2017 and the activity from December 31, 2017 through March 31, 2018, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2017	2,454,973	$11.195	$4,764

Exercisable at December 31, 2017	1,137,766	$10.919	$2,890

Granted	608,753	$8.35
Exercised	—	—
Expired, forfeited or cancelled	(35,795)	10.28

Outstanding at March 31, 2018	3,027,931	$10.63	$2,582

Exercisable at March 31, 2018	1,210,149	$10.80	$1,905

The weighted-average remaining contractual life of options outstanding and exercisable on March 31, 2018 was 8.1 and 7.0 years, respectively. The option exercise prices for all options granted January 1, 2018 through March 31, 2018 ranged from $8.30 per share to $10.40 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2017 was 7.9 and 7.2 years, respectively. The option exercise price for all options granted in the year ended December 31, 2017 ranged from $7.00 to $9.10 per share.

Restricted Stock Units

On May 1, 2017, the Company granted 78,750 RSUs to members of its management which vest in four equal annual installments, beginning May 1, 2018. On October 2, 2017, the Company granted 6,250 RSUs to a member of its management which vest in four equal annual installments, beginning October 2, 2018. On March 1, 2018, the Company granted 93,750 RSUs to members of its management which vest in four equal annual installments, beginning March 1, 2019. The Company had not issued any RSUs previously.

A summary of outstanding RSUs as of March 31, 2018 and December 31, 2017 and the activity from December 31, 2017 through March 31, 2018, is presented below:

		Weighted-
	Number of	Average
	RSUs	Fair Value

Outstanding at December 31, 2017	85,000	$7.15

Granted	93,750	8.30
Exercised	—	—
Expired, forfeited or cancelled	—	—

Outstanding at March 31, 2018	178,750	$7.76

The weighted-average remaining contractual life of RSUs outstanding on March 31, 2018 was 9.5 years.

Restricted stock

The Company did not issue any shares of restricted stock for the three months ended March 31, 2018, or for the year ended December 31, 2017. No vested restricted stock awards were settled during the three months ended March 31, 2018.

The Company had no unvested restricted stock as of March 31, 2018 and December 31, 2017.  For the three months ended March 31, 2018, there were no shares of restricted stock granted or forfeited.

Note 11. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of December 31, 2017 and March 31, 2018.

Note 12. Commitments and contingencies

Registration Payment Arrangement:  In June 2017, in conjunction with the Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into the Registration Agreement which required the Company to file a registration statement with the SEC to register the Registrable Securities (see Note 8) within 30 days from June 1, 2017, which was to become effective per the SEC no later than 75 days thereafter. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on June 30, 2017, which became effective on July 11, 2017. This filing covered 940,924 shares, which is the number of shares that would be issued at the floor conversion rate of $7.00 per share. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. Upon any Registration Failure, the Company shall pay additional damages to the Holder for each 30-day period (prorated for any partial period) after the date of such Registration Failure in an amount in cash equal to two percent of the original principal amount of the Convertible Notes. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferee or assignee under the Registration Agreement cease to hold any of the Registrable Securities. For each registration filing, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company currently expects to satisfy all of its obligations under the Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded.

Patent Infringement Litigation: On October 31, 2017, the Company received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. (“Teva”) advising the Company that Teva had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. The certification notice alleged that the three U.S. patents listed in the FDA’s Orange Book for Cotempla XR-ODT, one with an expiration date in April 2026 and two with expiration dates in June 2032, will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable. On

December 13, 2017, the Company filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed the Company’s Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of the Company’s patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. The Company intends to vigorously enforce its intellectual property rights relating to Cotempla XR-ODT.

On July 25, 2016, the Company received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising the Company that Actavis had filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. The certification notice alleged that the four U.S. patents listed in the FDA’s Orange Book for Adzenys XR-ODT, one with an expiration date in April 2026 and three with expiration dates in June 2032, will not be infringed by Actavis’s proposed product, are invalid and/or are unenforceable. On September 1, 2016, the Company filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis alleging that Actavis infringed the Company’s Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of the Company’s patents. On October 17, 2017, the Company entered into a Settlement Agreement (the “Settlement Agreement”) and a Licensing Agreement (the “Licensing Agreement” and collectively with the Settlement Agreement, the “Agreement”) with Actavis. The Agreement resolves all ongoing litigation involving the Company’s Adzenys XR-ODT patents and Actavis’s ANDA. Under the Agreement, the Company granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies.

Other Litigation: On March 7, 2018, the Company received a citation advising the Company that the County of Harris Texas (the “County”) filed a lawsuit on December 13, 2017 against the Company and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through this lawsuit, the County seeks to recoup as damages some of the expenses it allegedly has incurred to combat opioid use and addiction. The County also seeks punitive damages, disgorgement of profits and attorneys’ fees. While the Company believes that the lawsuit is without merit and intends to vigorously defend against it, the Company is not able to predict at this time whether this proceeding will have a material impact on its results of operations.

Operating lease:  The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations, which commenced on May 1, 2016. The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1,059,000 million at March 31, 2018 and $1,083,000 million at December 31, 2017, respectively. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $54,000 and $59,000 for the three months ended March 31, 2018 and 2017, respectively. Rent expense for these leases, excluding the share of operating expenses, was $253,000 and $252,000 for the three months ended March 31, 2018 and 2017, respectively.

Cash incentive bonus plan:  In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $344,000 and $327,000 of compensation expense for the three months ended March 31, 2018 and 2017, respectively, under the Bonus Plan.

Note 13. License agreements

On October 17, 2017, the Company entered into the Agreement with Actavis. Under the Licensing Agreement, the Company granted Actavis a non-exclusive license to certain patents owned by the Company by which Actavis has the right to manufacture and market its generic version of Adzenys XR-ODT under its ANDA beginning on September 1, 2025, or earlier under certain circumstances. The Licensing Agreement has been submitted to the applicable governmental agencies (see Note 12).

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

On January 26, 2017, the Company sent a letter to Shire, notifying Shire that the Company had made a Paragraph IV certification to the FDA that in the Company’s opinion and to the best of its knowledge, the patents owned by Shire that purportedly cover the Company’s product, Adzenys ER, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Adzenys ER. On March 6, 2017, the Company entered into a License Agreement (the “2017 License Agreement”) with Shire, pursuant to which Shire granted the Company a non-exclusive license to certain patents owned by Shire for certain activities with respect to the Company’s NDA No. 204325 for an extended-release amphetamine liquid suspension. In accordance with the terms of the 2017 License Agreement, following the receipt of the approval from the FDA for Adzenys ER, the Company paid a lump sum, non-refundable license fee of an amount less than $1.0 million in October 2017. The Company will also pay a single digit royalty on net sales of Adzenys ER during the life of the relevant Shire patents.

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

Note 14. Related party transactions

As described in Note 6, in February 2017, the Company entered into an agreement with a related party for the sale-leaseback of newly acquired assets of up to $5.0 million to finance the Company’s capital expenditures. Each lease under this master agreement will be for an initial term of 36 months and will have an option to purchase the equipment at the end of the respective lease that management considers to be bargain purchase option. Under this master agreement, the Company entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The total lease obligation under all related party financing arrangements was $2,467,000 and $2,678,000 at March 31, 2018 and December 31, 2017, respectively.

In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which includes 750,000 shares of the Company’s common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price on February 17, 2017 (see Note 9). On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of its common stock at a public offering price of $6.25 per share. The Company also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock which was exercised in full on July 26, 2017 (see Note 9). Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of both public offerings, and as a result, was classified as a related party at the time of the corresponding transactions. The Company is obligated under a $60.0 million senior secured credit Facility that was issued by the Company to Deerfield. On June 1, 2017, the Company and Deerfield entered into an Amendment to the Company’s existing Facility with Deerfield which extended the date to repay the Accrued Interest under the Facility to June 1, 2018, which may be extended to June 1, 2019 at the election of the Company if certain conditions have been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the form of Convertible Notes issued to Deerfield on the Amendment Date. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled (see Note 8).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements for the years ended December 31, 2017 and 2016 and notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER oral suspension (“Adzenys ER”), for the treatment of attention deficit hyperactivity disorder (“ADHD”). Our products and product candidates are extended-release (“XR”), medications in patient-friendly, orally disintegrating tablets (“ODT”) or liquid suspension dosage forms. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration (“FDA”), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product on May 16, 2016. We received approval from the FDA for Cotempla XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017. We initiated an early experience program with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017. Also, we received approval from the FDA for Adzenys ER, our amphetamine extended-release liquid suspension, on September 15, 2017, and launched the commercialization of this product on February 26, 2018. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market.

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

On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis has filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. alleging that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the “Agreement”) with Actavis. The Agreement resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA. Under the Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies.

On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. (“Teva”) advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. We have new product exclusivity for a three-year period from the date of approval for Cotempla XR-ODT. The certification notice alleges that the three U.S. patents listed in the FDA’s Orange Book for Cotempla XR-ODT, one with an expiration date in April 2026 and two with expiration dates in June 2032, will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. We intend to vigorously enforce our intellectual property rights relating to Cotempla XR-ODT. We are unable to predict the timing or outcome of these proceedings at this time. We anticipate incurring increasing amounts of legal fees in the enforcement of our intellectual property rights.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $14.4 million and $65.8 million for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, we had accumulated deficits of approximately $279.7 million and $265.3 million, respectively. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•                  operate commercial infrastructure to support sales and marketing for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER;

•                  continue research and development activities for new product candidates;

•                  conduct post-marketing approval research activities for our approved products;

•                  manufacture supplies for our preclinical studies and clinical trials;

•                  continue to enforce our intellectual property rights; and

•                  operate as a public company.

FINANCIAL OPERATIONS OVERVIEW

Revenue

During 2015 and 2016, our revenue was generated primarily from product sales of our generic Tussionex recorded on a net sales basis. Sales of our generic Tussionex are seasonal and correlate with the cough and cold season. We launched commercialization of Adzenys XR-ODT on May 16, 2016, initiated an early experience program with Cotempla XR-ODT with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017 and launched commercialization of Adzenys ER on February 26, 2018. We sell our products to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of our acquisition of all of the rights to commercialize and derive future profits from the Tussionex ANDA, the continuing commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, we expect our future revenue to increase from historical levels.

We expect the number of prescriptions filled for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to continue to increase. In addition, we expect product shipments to our wholesalers to correspondingly increase. For the three months ended March 31, 2018, wholesalers purchased 58,139 units of Adzenys XR-ODT as compared to 36,714 units for the same period one year ago. Unit shipments of Cotempla XR-ODT for the three months ended March 31, 2018 were 52,221; Cotempla XR-ODT launched in the third quarter of 2017. Unit shipment of Adzenys ER, which launched commercially on February 26, 2018, were 1,422 for the three months ended March 31, 2018.

In the future, we will seek to generate additional revenue from product sales of generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. If we fail to successfully market generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, our inability to generate future revenue from product sales may adversely affect our results of operations and financial position.

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

Prior to 2016 and the launch of Adzenys XR-ODT, the largest component of our total operating expenses had been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2018	2017

NT-0102 Cotempla XR-ODT	$20	$10
NT-0201 Adzenys ER	4	22
NT-0202 Adzenys XR- ODT	400	94
Other Research and Development Activities (1)	1,267	1,598
	$1,691	$1,724

(1) Includes unallocated product development cost, salaries and wages, occupancy and depreciation and amortization.

We expect that our research and development expenses will fluctuate over time as we explore new product candidates, but will decrease as a percentage of revenue if Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER are commercially successful. We expect to fund our research and development expenses from our current cash and cash equivalents, a portion of the net proceeds from our public offerings of common stock and debt financing and revenues, if any, from Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER and, if approved, our product candidates that we may develop.

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

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, commercialization activities for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, pre-commercialization activities for Adzenys ER, commercial sales organization costs incurred in the preparation for and in the commercialization of Adzenys XR-ODT and Cotempla XR-ODT, and in the preparation for the launch and commercialization of Adzenys ER and trade sales expenses for our generic Tussionex. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care relations, medical marketing, sales support tools, sales planning and market data and analysis.

We believe that our selling and marketing expenses may continue at these levels with the continuing commercialization of Adzenys XR-ODT and Cotempla XR-ODT, and the launch and commercialization of Adzenys ER in the United States.

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

Interest expense, net

On May 11, 2016, we entered into a $60.0 million senior secured credit facility (the “Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, “Deerfield”) as lenders. Deerfield participated in the purchase of our common shares as part of our February 2017 public offering, and as a result, was classified as a related party at the time of the corresponding transactions. Approximately $33.0 million of the Facility proceeds were used to prepay the existing senior Loan and Security Agreement (the “LSA”) with Hercules Technology III, L.P. (“Hercules”) and the 10% related party subordinated debt (the “Note”) issued by Excess Capital Corporation (“Excess”) that was otherwise payable in 2016 and 2017. We entered into an amendment (the “Amendment”) to the Facility on June 1, 2017 (the “Agreement Date”) to provide a one-year deferral, with an option for a second year of deferral, of payment of the first year accrued interest of $6.6 million (the “Accrued Interest”), provided that we met certain sales revenue targets and obtain FDA approval of certain of our product candidates on or before the Prescription Drug User Fee Act (the “PDUFA”) goal date. Before the Amendment, this accrued interest had been deferred until June 1, 2017 per the terms of the Facility. The right to payment of the $6.6 million of accrued interest was memorialized in the form of senior secured convertible notes (the “Convertible Notes”) issued to Deerfield on the Amendment Date. Interest was due quarterly at a rate of 12.95% per year. Deerfield had an option to convert these notes into our common stock. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of our common stock at a conversion price of $7.08 per share. This resulted in issuing 929,967 shares of our common stock to Deerfield on this date and the Convertible Notes were cancelled.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenues

The following table summarizes our revenues for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017 (as adjusted)	Increase (Decrease)	%Increase (Decrease)
	(in thousands)

Product	$10,729	$5,631	$5,098	90.5%

Total product revenues were $10.7 million for the three months ended March 31, 2018, an increase of $5.1 million or 90.5% from the $5.6 million for the three months ended March 31, 2017. The increase was primarily due to a $3.6 million increase in net sales of Cotempla XR-ODT which commenced on September 5, 2017 with an early experience program. Sales from Adzenys XR-ODT increased $1.9 million to $5.0 million for the three months ended March 31, 2018 from $3.1 million for the three months ended March 31, 2017. Net sales of Adzenys ER which launched on February 26, 2018 were $0.2 million. The increase was partially offset by a $0.6 million decrease in net sales of our generic Tussionex to 1.9 million for the three months ended March 31, 2018 from $2.5 million for the three months ended March 31, 2017 primarily due to alternative treatments options for this product.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017 (as adjusted)	Increase (Decrease)	% Increase (Decrease)
	(in thousands)

Cost of goods sold	$5,221	$4,750	$471	9.9%

The total cost of goods sold was $5.2 million for the three months ended March 31, 2018, an increase of $0.5 million or 9.9%, from the $4.8 million for the three months ended March 31, 2017. This increase was primarily from a $3.2 million increase in product costs and an associated increase of $0.8 million of royalty fees, freight and logistics costs relating to the sales of Cotempla XR-ODT which commenced on September 5, 2017 with an early experience program, increased sales from Adzenys XR-ODT which launched on May 16, 2016 and sales from Adzenys ER which launched on February 26, 2018. There were no costs in cost of goods sold associated with Cotempla XR-ODT and Adzenys ER in the quarter ended March 31, 2017, which was prior to the approvals of Cotempla XR-ODT and Adzenys ER. Partially offsetting these increased costs were lower production cost of $3.5 million relating to efficiencies from increased production to meet sales demand for the three branded products.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Research and development expenses	$1,691	$1,724	$(33)	(1.9)%

Research and development expenses stayed flat at $1.7 million for the three months ended March 31, 2018 and 2017.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Selling and marketing	$12,990	$10,706	$2,284	21.3%

The total selling and marketing expenses were $13.0 million for the three months ended March 31, 2018, an increase of $2.3 million or 21.3%, from the $10.7 million for the three months ended March 31, 2017. The increase was primarily due to an increase of $0.8 million in marketing expense, $0.8 million in the commercial sales organization salesforce costs, $0.3 million in salaries and benefits and $0.3 million in professional sales and marketing services. The increased selling and marketing expenses were to support the sales of Cotempla XR-ODT which commenced on September 5, 2017 and Adzenys ER which launched on February 26, 2018, whereas we had only one commercially-available branded product, Adzenys XR-ODT, in the same period of 2017.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

General and administrative	$3,345	$3,539	$(194)	(5.5)%

The total general and administrative expenses were $3.3 million for the three months ended March 31, 2018, a decrease of $0.2 million or 5.5%, from the $3.5 million for the three months ended March 31, 2017.  The decrease was primarily from lower salary and compensation expense.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Interest expense	$2,220	$2,211	$9	0.4%

The total interest expense was $2.2 million for each of the three months ended March 31, 2018 and 2017, primarily from interest on the Facility (see Note 8 to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details).

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Other income, net	$302	$78	$224	287.2%

Other income, net was $0.3 million for the three months ended March 31, 2018, an increase of $0.2 from the $0.1 million of net income for the three months ended March 31, 2017. Other income, net for the three months ended March 31, 2018 consisted of $0.2 million of change in fair value of the Deerfield debt derivative and $0.1 million of interest income. Other income, net for the three months ended March 31, 2017 was primarily from interest income, as there was no Deerfield debt derivative in that time period.

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

On May 11, 2016, we entered into the Facility with Deerfield. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the Note that was issued by us to Essex, which payments were otherwise payable in 2016 and 2017. Principal on the Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We had an option, which we exercised, to defer payment of each of the first four interest payments under the Facility, adding such amounts to the outstanding loan principal. The aggregate $6.6 million Accrued Interest was to be paid in cash on June 1, 2017.

On the Amendment Date, we entered into the Amendment to the Facility with Deerfield which extended the date to repay the Accrued Interest under the Facility to June 1, 2018 (the “PIK Maturity Date”), which may have been extended to June 1, 2019 at our election if certain conditions had been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the Convertible Notes issued to Deerfield on the Amendment Date. Interest was due quarterly at a rate of 12.95% per year.

The $6.6 million of Convertible Notes were convertible into shares of our common stock at the noteholder’s option at any time up to the close of business on the date that was five days prior to the PIK Maturity Date. The per share conversion price was to be the greater of (A) 95% of the average of the volume weighted average prices per share of our common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (B) $7.00. On June 30, 2017, we filed a registration statement on form S-3 with the SEC registering 940,924 shares of our common stock that may be offered from time to time by Deerfield, the maximum number of shares of our common stock which would be issued upon conversion of the Convertible Notes assuming the lowest possible conversion price of $7.00 per share, and such registration statement was declared effective by the SEC on July 11, 2017. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled.

In February 2017, we entered into an agreement with a related party for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Each lease under this master agreement is for an initial term of 36 months and will have a bargain purchase option at the end of the respective lease. Under this agreement, we entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively.

In February 2017, we closed an underwritten public offering of 5,750,000 shares of our common stock at a public offering price of $5.00 per share, which includes 750,000 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price on February 17, 2017. Deerfield, our senior lender, participated in the purchase of our common shares as part of this public offering, and as a result, was classified as a related party at the time of the corresponding transactions. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us were approximately $26.7 million.

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

The shares of common stock for both the June 2017 and February 2017 offerings were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by us on August 1, 2016, and declared effective by the SEC on August 12, 2016. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”). We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “Sales Agreement”). During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million after paying compensation to the sales agent of $0.1 million. No sales have been made under the Sales Agreement during the three months ended March 31, 2018.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of March 31, 2018, we had $24.8 million in cash and cash equivalents and $12.4 million in short-term investments. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months after filing this Quarterly Report on Form 10-Q.

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

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three months ended
	March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)

Net cash (used in) provided by:
Net cash used in operating activities	$(12,704)	$(15,939)	$3,235
Net cash provided by investing activities	5,739	5,146	593
Net cash (used in) provided by financing activities	(227)	30,102	(30,329)

Net (decrease) increase in cash and cash equivalents	$(7,192)	$19,309	$(26,501)

Cash used in operating activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including deferred interest on debt, changes in fair value of earnout, derivative and warrant liabilities, share-based compensation expense, depreciation expense, amortization of patents and other intangible assets and amortization of senior debt fees.

Net cash used in operating activities was $12.7 million and $15.9 million for the three months ended March 31, 2018 and 2017, respectively. The $3.2 million decrease in net cash used from operating activities was due to the $2.8 million decrease in our net losses, as discussed in “Results of Operations” above, a $2.1 million decrease in noncash items and a $2.5 million increase in the provision of cash from working capital.

The increase in cash provided by working capital changes resulted primarily from $4.8 million decreased cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments and $0.6 million decrease from other assets mainly associated with prepared expenses. These increases were partially offset by $2.0 million from increased inventories due to increased production volume for our branded products, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, whereas we only had one commercially-available branded product, Adzenys XR-ODT, in the first quarter of 2017, $0.6 million decrease from the discontinued deferred commercial sales organization costs due to the building up of our sales organization in the first quarter of 2018 and $0.3 million for accounts receivable primarily due to increased sales in the first quarter of 2018. The decrease in noncash items was principally due to a $2.1 million decrease in deferred interest on debt and a $0.2 million decrease in the fair value change of earnout, derivative and warrant liabilities, partially offset by a $0.1 million increase in amortization of senior debt fees.

Cash provided by investing activities

Net cash provided by investing activities is generally due to our cash from investments in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash provided by investing activities was $5.7 million for the three months ended March 31, 2018 primarily due to $17.0 million of sales and maturities of short-term investments, partially offset by the $11.0 million purchase of short-term investments and $0.3 million of capital expenditures principally for production equipment. Net cash provided by investing activities was $5.1 million for the three months ended March 31, 2017 primarily due to $13.4 million of sales and maturities of short-term investments and $0.5 million of proceeds from sale-leaseback of equipment, partially offset by the $8.5 million purchase of short-term investments and $0.2 million of capital expenditures.

Cash (used in) provided by financing activities

Net cash used in financing activities of $0.2 million in the three months ended March 31, 2018 was for the principal payments under the sales-leasebacks. Net cash provided by financing activities of $30.1 million in the three months ended March 31, 2017 included $30.3 million of proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs, partially offset by $0.2 million of principal payments under the sales-leasebacks.

Credit facilities

On May 11, 2016, we entered into the Facility with Deerfield. Approximately $33 million of the proceeds was used to repay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the Note that was issued by us to Essex which was to mature in March 2017, which were otherwise payable in 2016 and 2017. Principal on the Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. In connection with the Facility, we paid a $1.35 million enhancement fee to Deerfield and approximately $0.2 million of legal fees. Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million.

We had an option, which we exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million Accrued Interest was to be paid in cash on June 1, 2017.

On June 1, 2017, we entered into the Amendment to the Facility which extended the PIK Maturity Date to June 1, 2018, which may have been extended to June 1, 2019 at our election if certain conditions had been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the Convertible Notes issued to Deerfield on the Amendment Date. Interest was due quarterly at a rate of 12.95% per year.

The $6.6 million of Convertible Notes were convertible into shares of our common stock at Deerfield’s option at any time up to the close of business on the date that is five days prior to the PIK Maturity Date. The per share conversion price was to be the greater of (A) 95% of the average of the volume weighted average prices per share of our common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (B) $7.00. On June 30, 2017, we filed a registration statement on form S-3 with the SEC registering 940,924 shares of our common stock that may be offered from time to time by Deerfield, the maximum number of shares of our common stock which would be issued upon conversion of the Convertible Notes assuming the lowest possible conversion price of $7.00 per share, and such registration was declared effective by the SEC on July 11, 2017. Deerfield cannot own more than 9.985% of our outstanding shares at any one time, and the aggregate conversion could not exceed 19.9% of our outstanding common stock as of June 1, 2017.

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

On October 26, 2017, Deerfield elected to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled.

Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of March 31, 2018, we were in compliance with the covenants under the Facility.

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

During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement at an average sale price of approximately $5.01 per share. No sales have been made under the Sales Agreement during the three-month period ended March 31, 2018. As of March 31, 2018, $58.0 million of our common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $36.2 million of common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

Revenue recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services at a point in time. We make estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler fees, wholesaler chargebacks and estimated rebates) to be incurred on the selling price of the respective product sales, and recognize the estimated amount as revenue when it transfers control of the product to its customers (e.g., upon delivery). Variable consideration is determined using either an expected value or a most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint will require the use of significant management judgment and other market data. We provide for prompt payment discounts, wholesaler fees and wholesaler chargebacks based on customer contractual stipulations. We analyze recent product return history and other market data obtained from our third party logistics providers (“3PLs”) to determine a reliable return rate. Additionally, we analyze historical savings offers and rebate payments based on patient prescriptions dispensed for Adzenys XR ODT, Cotempla XR

ODT and Adzenys ER and information obtained from third party providers to determine these respective variable considerations.

We sell our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to a limited number of pharmaceutical wholesalers, all subject to rights of return. Pharmaceutical wholesalers buy drug products directly from manufacturers. Title to the product passes upon delivery to the wholesalers, when the risks and rewards of ownership are assumed by the wholesaler. These wholesalers then resell the product to retail customers such as food, drug and mass merchandisers.

Net branded product sales

Net product sales for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER products represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include savings offers, prompt payment discounts, wholesaler fees, estimated rebates to be incurred on the selling price of the respective product sales and estimated allowances for product returns. We recognize branded total gross product sales less gross to net sales adjustments as revenue based on shipments from 3PLs to our wholesaler customers.

Savings offers

We offer savings programs for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. We record the amount of redeemed savings offers based on information from third-party providers against the estimated discount recorded as accrued expenses. The estimated discount is recorded as a gross to net sales adjustments at the time revenue is recognized.

Prompt payment discounts

Prompt payment discounts are based on standard programs with wholesalers and are recorded as a discount allowance against accounts receivable and as a gross to net sales adjustments at the time revenue is recognized.

Wholesale distribution fees

Wholesale distribution fees are based on definitive contractual agreements for the management of the Company’s products by wholesalers and are recorded as accrued expenses and as a gross to net sales adjustment at the time revenue is recognized.

Rebates for branded products

Our products are subject to commercial managed care and government managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Calculations related to these rebate accruals are estimated based on information from third-party providers. Estimated rebates payable under such programs are recorded as a reduction of revenue at the time revenues are recorded. Historical trends of estimated rebates will be continually monitored and may result in future adjustments to such estimates.

Product returns of branded products

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

Estimated returns are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized. We analyzed recent branded product return history and other market data obtained from our 3PLs to determine a reliable return rate.

Net generic product sales

Net product sales for our generic Tussionex product represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments include prompt payment discounts, estimated allowances for product returns, wholesaler fees, estimated government rebates and estimated chargebacks to be incurred on the selling price of generic

Tussionex related to the respective product sales. We recognize generic Tussionex total gross product sales less gross to net sales adjustments as revenue based on shipments from our 3PLs to our wholesaler customers.

Prompt payment discounts

Prompt payment discounts are based on standard programs with wholesalers and are recorded as a discount allowance against accounts receivable and as a gross to net sales adjustments at the time revenue is recognized.

Product returns of generic products

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

Estimated returns are recorded as accrued expenses and as a gross to net sales adjustment at the time revenue is recognized. Generic Tussionex product returns were estimated based upon return data available from sales of our generic Tussionex product over the past three years.

Wholesale distribution fees

Wholesale distribution fees are based on definitive contractual agreements for the management of our products by wholesalers and are recorded as accrued expenses and as a gross to net sales adjustment at the time revenue is recognized.

Rebates for generic products

Our generic Tussionex product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Estimated government rebates are recorded as accrued expenses and as a gross to net sales adjustment at the time revenue is recognized. Generic Tussionex government rebates are estimated based upon rebate payment data available from sales of our generic Tussionex product over the past three years. Historical trend of such rebates will be continually monitored and may result in future adjustments to such estimates.

Wholesaler chargebacks

Our products are subject to certain programs with wholesalers whereby pricing on products is discounted below wholesaler list price to participating entities. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to us. Estimated chargebacks are recorded as a discount allowance against accounts receivable and as a gross to net sales adjustment at the time revenue is recognized based on information provided by third parties.

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

Inventories

Inventories are measured at the lower of cost (first in, first out) or net realizable value. Inventories have been reduced by an allowance for excess and obsolete inventories. Cost elements include material, labor and manufacturing overhead. Inventories consist of raw materials, work in process and finished goods.

Until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable, pre-launch inventories are expensed into research and development. Manufacturing costs for the production of Adzenys XR-ODT incurred after the January 27, 2016 FDA approval date, for the production of Cotempla XR-ODT incurred after June 30, 2017, following the FDA approval date of June 19, 2017, and for the production of Adzenys ER incurred after September 30, 2017, following the FDA approval date of September 15, 2017, are being capitalized into inventory.

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

We calculated the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. As a formerly private company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for stock option awards was based on a blended volatility rate of prior studies of historical volatility from a representative peer group of comparable companies’ selected using publicly-available industry and market capitalization data and 30 months of our stock price volatility. The risk-free rate was based on the U.S. Treasury yield curve in effect commensurate with the expected life assumption. The average expected life of stock options was determined according to the “simplified method” as described in SAB Topic 110, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. We estimate the fair value of all stock option awards on the grant date by applying the Black-Scholes option pricing valuation model. Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair value of our common stock at the time of each option grant primarily based upon valuations performed by a third party valuation firm. After the closing of our IPO, our board of directors has determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following tables reflect summaries of our estimates of future material contractual obligations as of March 31, 2018. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter
	(In thousands)

Deerfield senior secured facility	$81,244	$7,878	$40,630	$32,736	$—
Capital leases for equipment	3,039	1,257	1,746	36	—
Earnout liability	170	—	—	—	170
Texas facility operating lease	6,899	955	1,973	2,073	1,898
Pennsylvania office space lease	473	150	310	13	—
Equipment operating leases	167	73	91	3
	$91,992	$10,313	$44,750	$34,861	$2,068

We had borrowed all $60.0 million under the Deerfield Facility as of March 31, 2018. The payments above are inclusive of related interest amounts as of March 31, 2018.

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

On March 6, 2017, after our NDA submission for Adzenys ER requiring a Paragraph IV certification notification to the producer of Adderall XR, Shire Pharmaceuticals, in accordance with the Hatch-Waxman Amendments, we entered into a License Agreement (the “2017 License Agreement”) with Shire. Pursuant to this agreement, Shire granted us a non-

exclusive license to certain patents owned by Shire for certain activities with respect to our NDA No. 204325 for an extended-release amphetamine liquid suspension. Under the terms of the agreement, after receiving regulatory approval by the FDA of our NDA for Adzenys ER, in October 2017, we paid a lump sum, non-refundable license fee of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We will also pay a single digit royalty on net sales of the Adzenys ER during the life of the relevant Shire patents.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of recent accounting pronouncements.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of March 31, 2018, we had cash and cash equivalents of $24.8 million and short-term investments of $12.4 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents and short-term investments portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements to facilitate their adoption on January 1, 2018. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard.

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

On October 17, 2017, we entered into a Settlement Agreement (the “Settlement Agreement”) and a Licensing Agreement (the “Licensing Agreement” and collectively with the Settlement Agreement, the “Agreement”) with Actavis. This Agreement resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA.  Under the Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies.

On October 31, 2017, we received a paragraph IV certification from Teva advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. We have new product exclusivity for a three-year period from the date of approval for Cotempla XR-ODT. The certification notice alleges that the three U.S. patents listed in the FDA’s Orange Book for Cotempla XR-ODT, one with an expiration date in April 2026 and two with expiration dates in June 2032, will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. We intend to vigorously enforce our intellectual property rights relating to Cotempla XR-ODT. We cannot predict the timing or outcome of these proceedings.

On March 7, 2018, we received a citation advising us that the County of Harris, Texas (the “County”) filed a lawsuit on December 13, 2017 against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through this lawsuit, the County seeks to recoup as damages some of the expenses it allegedly has incurred to combat opioid use and addiction. The County also seeks punitive damages, disgorgement of profits and attorneys’ fees. While we believe that the lawsuit is without merit and intend to vigorously defend against it, we are not able to predict at this time whether this proceeding will have a material impact on our results of operations.

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

RISKS RELATED TO COMMERCIALIZATION

We are heavily dependent on the success of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. We have not generated substantial revenues from the sales of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, any sales revenues from any of our product candidates, and we may never achieve or maintain profitability.

Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and, if approved, any other product candidates that we may develop. We have limited experience in generating revenues from our marketed products, having only generated revenues from the sale of our generic Tussionex since we acquired it in 2014, and Adzenys XR-ODT, which we commenced commercializing in May 2016, and from which we have not generated substantial product sales revenues. We launched Cotempla XR-ODT in September 2017 and Adzenys ER in February 2018, and as a result have generated minimal sales revenue for these products to date. We have not generated any revenues from product sales of any other product candidates that we may develop and, to date, have incurred significant operating losses.

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

We have only recently completed building an organization for the sale, marketing and distribution of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and there is no guarantee that we will be successful in the commercialization of Adzenys XR-ODT, which we launched in May 2016, Cotempla XR-ODT, which was launched in September 2017, and Adzenys ER, which we launched in February 2018. We currently have a limited sales history for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Additionally, we may need to expand or build additional sales, marketing and distribution capabilities for our products. Although we have established a focused, specialty sales and marketing organization of approximately 125 representatives to promote our approved products in the United States, these commercialization capabilities have only been recently established, and we may need to expand our sales force if we decide to undertake additional commercialization activities on our own, which will be costly and time-consuming. We cannot be certain that we will reap the benefits of our commercialization efforts of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER compared to the cost of such efforts. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex, and, before launching the commercialization of Adzenys XR-ODT, we had no prior experience in marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals and in the appropriate numbers, generate sufficient sales leads, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

If we fail to comply with applicable regulatory requirements, the FDA may, for example:

•                  issue untitled or warning letters asserting that we are in violation of the Federal Food, Drug and Cosmetic Act (the “FDCA”);

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

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Shire under the brand names Adderall XR, Vyvanse and Mydayis and by Tris Pharmaceuticals, or Tris, under the brand name Dyanavel XR, a liquid suspension, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, by Pfizer under the brand name Quillivant XR, a reconstituted liquid suspension, and QuilliChew ER, a chewable formulation, by Rhodes Pharmaceuticals under the brand name Aptensio XR, a capsule, and by Novartis under the brand names Focalin XR and Ritalin LA. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Sunovian, KemPharm and Neurovance.

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

For example, on July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis had filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. This case alleged that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Actavis’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier.

On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the “Agreement”) with Actavis. This Agreement resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA.  Under the Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies.

On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. (“Teva”) advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva. This case alleges that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. We intend to vigorously enforce our intellectual property rights relating to Cotempla XR-ODT.

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

We currently depend on third-party suppliers for the supply of the APIs for our products and product candidates, including drug substance for nonclinical research, clinical trials and commercialization. For Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and our generic Tussionex, we currently rely on single suppliers for raw materials including APIs, which we use to manufacture, produce and package final dosage forms. In particular, we have an exclusive supply agreement with Coating Place, Inc. (“CPI”), pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We are subject to penalties from wholesalers and contracted retailers if we do not deliver our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in quantities that meet their demand. Any such delays could trigger these penalty provisions, which would have a negative impact on our business.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. In order to meet anticipated demand for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER we have installed specialized processing equipment in our Grand Prairie, Texas facilities, which we believe will produce sufficient quantities of our products for commercialization. We purchase raw materials and components from various suppliers in order to manufacture Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. If we are unable to source the required raw materials from our suppliers, or if we do not obtain DEA quotas or receive inadequate DEA quotas, we may experience delays in manufacturing Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and may not be able to meet our customers’ demands for our products.

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

Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, a former officer of ours who was, at the time, PharmaFab’s president, and Russ McMahen, our Senior Vice President of Scientific Affairs, who held a similar position at the time with PharmaFab, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation (“DESI”), drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab’s place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER for commercial distribution and drug products for our clinical trials. Although we have concluded the annual audit program prescribed by the Consent Decree entered into by our predecessor, our facilities may be inspected by the FDA at any time as a result of the Consent Decree. Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA’s Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree and the FDA closed the matter. Although we may apply for relief from the Consent Decree in the future, there is no guarantee that such relief will be granted or that we will be in compliance with the requirements of the Consent Decree.

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

Other third parties may seek approval to manufacture and market their own versions of product candidates in our product pipeline in the United States. If any of these parties obtain FDA approval of such a competitive product before we do, they may be entitled to three years of marketing exclusivity. Such exclusivity would, for example, delay the commercialization of our product candidates and, as a result, we may never achieve significant market share for these products. Consequently, revenues from product sales of these products would be similarly delayed and our business, including our development programs, and growth prospects would suffer. Even if any of our product candidates are approved before a competitor’s product candidate, we may not be entitled to any marketing exclusivity and, other than under circumstances in which third parties may infringe or are infringing our patents, we may not be able to prevent the submission or approval of another full NDA for any competitor’s product candidate.

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

Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly , referred to as the “individual mandate”.  However, the new presidential administration has indicated that enacting changes to the Affordable Care Act is a legislative priority, and has discussed repealing and replacing the Affordable Care Act or amending the Affordable Care Act.  For example,

Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing the individual mandate, effective January 1, 2019.  In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA.  Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.  In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In 2018, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act, and litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results.  Changes to the Affordable Care Act or other existing health care regulations could significantly impact our business and the pharmaceutical industry. Although it is too early to determine the effect of legal challenges, pending legislation, and executive action on the Affordable Care Act, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

•                  The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken.

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

For our product and any product candidates that obtain regulatory approval and are marketed in the United States, our arrangements with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by U.S. federal and state governments and foreign jurisdictions in which we conduct our business. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

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

•                  The federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,781and $22,363 for each separate false claim, the potential for exclusion from participation in federal healthcare programs and the potential implication of various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

•                  Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, or falsifying, concealing or covering up a material fact, or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items, or services.

•                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements on covered entities and their business associates, relating to the privacy, and security of individually identifiable health information, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties applicable to business associates, and gave state attorneys general new authority to file civil actions for damage or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•                  The Physician Payments Sunshine Act, enacted as part of the Affordable Care Act which imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program for certain payments and other “transfers of value” provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

•                  Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. State and foreign laws also govern the privacy and security of health information in certain circumstances. Such data privacy and security laws may differ from one another in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations.  Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.  It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, disgorgement, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Efforts to ensure that our business arrangements comply with applicable healthcare laws and regulations, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

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

Our company has limited operating history commercializing branded products. Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER require substantial resources as we implement commercialization strategies to seek to begin generating substantial revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any substantial revenue or revenue at all. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER, if any, or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $14.4 million for the three months ended March 31, 2018, and $65.8 million and $82.8 million for the years ended December 31, 2017 and 2016, respectively. As of March 31, 2018 and December 31, 2017, we had accumulated deficits of $279.7 million and $265.3 million, respectively. We have devoted most of our financial resources to implementation of our commercialization strategies, manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and operate a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

On May 11, 2016, we entered into a $60 million senior secured credit facility with Deerfield as lender. Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017. Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2022, with a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. All obligations under our credit facility are secured by substantially all of our existing property and assets subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of March 31, 2018 and December 31, 2017, we had accumulated deficits of $279.7 million and $265.3 million, respectively. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to market our approved products and continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our credit facility with Deerfield. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We have in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, pursuant to the Tax Cuts and Jobs Act of 2017 we may not carry back net operating losses to prior years and we may not use net operating losses generated in 2018 and later to reduce our taxable income in any year by more than 80%. Net operating losses generated prior to 2018 are available to fully offset future taxable income.  These new rules apply regardless of the occurrence of an “ownership change.”

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

On October 17, 2017, we entered into a Settlement Agreement (the “Agreement”) with Actavis. This Agreement resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA.  Under the Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies. There can be no assurance that the Agreement will be approved by such agencies. In addition, there can be no assurance that we would not face future litigation regarding Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER or any future product candidates.

For example, on October 31, 2017, we received a paragraph IV certification from Teva advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva. This case alleges that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. Such litigation is often time-consuming and costly and its outcome would be unpredictable; however, we intend to vigorously enforce our intellectual property rights relating to Cotempla XR-ODT. We would expect to face generic competition for our Cotempla XR-ODT product if such patents are not upheld or if Teva is found not to infringe such patents.  The resulting loss of exclusivity would impact pricing and our sales of Cotempla XR-ODT, which could have a material adverse impact on our business.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $15.00 per share, our stock price has ranged from $4.85 to $28.99, through May 4, 2018. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

•                  changes in laws or regulations applicable to our products and product candidates;

•                  inability to manufacture adequate amounts of product supply or obtain adequate amounts of components of our product supply for our products, or the inability to do so at acceptable prices;

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

As of March 31, 2018, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 34% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Neos Therapeutics, Inc.

Date:	May 10, 2018	By:	/s/ Vipin Garg
Vipin Garg
President and Chief Executive Officer

Date:	May 10, 2018	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)