Form 10-Q
period 2018-06-30
Neos Therapeutics, Inc.
filed 2018-08-09
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2018: 29,673,910 shares.

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

•                  the cost or other aspects of the future sales of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER or the timing, cost or other aspects of the commercial launch and future sales of any other future product or product candidate;

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

•                  our expectations regarding the commercial supply of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, or any other future products, or our generic Tussionex;

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

PART I—FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

		December 31,
	June 30,	2017
	2018	(as adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$18,318	$31,969
Short-term investments	9,722	18,448
Accounts receivable, net of allowances for chargebacks and cash discounts of $788 and $1,154, respectively	17,977	13,671
Inventories	12,713	11,732
Other current assets	1,336	3,575
Total current assets	60,066	79,395

Property and equipment, net	8,269	8,203
Intangible assets, net	15,507	16,348
Other assets	150	162

Total assets	$83,992	$104,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$6,060	$11,460
Accrued expenses	34,128	20,944
Current portion of long-term debt	15,983	896

Total current liabilities	56,171	33,300

Long-Term Liabilities:
Long-term debt, net of current portion	43,932	58,938
Derivative liability	1,311	1,660
Deferred rent	1,036	1,083
Other long-term liabilities	178	180

Total long-term liabilities	46,457	61,861

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 100,000,000 authorized at June 30, 2018 and December 31, 2017; 29,048,589 and 29,014,788 issued and outstanding at June 30, 2018, respectively; 29,030,757 and 28,996,956 issued and outstanding at December 31, 2017, respectively	29	29
Treasury stock, at cost, 33,801 shares at June 30, 2018 and December 31, 2017	(352)	(352)
Additional paid-in capital	276,637	274,584
Accumulated deficit	(294,951)	(265,308)
Accumulated other comprehensive income (loss)	1	(6)

Total stockholders’ equity (deficit)	(18,636)	8,947

Total liabilities and stockholders’ equity	$83,992	$104,108

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Revenues:
Net product sales	$11,363	$5,179	$22,092	$10,810

Cost of goods sold	6,987	2,817	12,208	7,567
Gross profit	4,376	2,362	9,884	3,243

Research and development	2,381	3,692	4,072	5,416
Selling and marketing expenses	11,557	11,706	24,547	22,412
General and administrative expenses	3,705	3,316	7,051	6,854

Loss from operations	(13,267)	(16,352)	(25,786)	(31,439)

Interest expense	(2,232)	(2,390)	(4,452)	(4,602)
Other income, net	292	97	595	175

Net loss	$(15,207)	$(18,645)	$(29,643)	$(35,866)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	29,008,909	22,613,382	29,002,966	21,127,303

Net loss per share of common stock, basic and diluted	$(0.52)	$(0.82)	$(1.02)	$(1.70)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)

Net loss	$(15,207)	$(18,645)	$(29,643)	$(35,866)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	4	(3)	7	(5)

Total other comprehensive income (loss)	$4	$(3)	$7	$(5)

Comprehensive loss	$(15,203)	$(18,648)	$(29,636)	$(35,871)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Six months ended June 30, 2018

(In thousands, except shares)

(unaudited)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2017 (as adjusted)	—	$—	29,030,757	$29	(33,801)	$(352)	$274,584	$(265,308)	$(6)	$8,947

Issuance of common stock upon RSU conversion	—	—	17,832	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	2,053	—	—	2,053
Net unrealized gain on investments	—	—	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	—	—	(29,643)	—	(29,643)

Balance, June 30, 2018	—	$—	29,048,589	$29	(33,801)	$(352)	$276,637	$(294,951)	$1	$(18,636)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2018	2017 (as adjusted)
Cash Flows From Operating Activities:
Net loss	$(29,643)	$(35,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,053	1,933
Depreciation and amortization of property and equipment	850	643
Amortization of patents and other intangible assets	869	817
Changes in fair value of earnout, derivative and warrant liabilities	(349)	—
Deferred interest on debt	—	2,111
Amortization of senior debt discounts	427	245
Amortization of short-term investment purchase discounts	(106)	—
Loss (gain) on sale of equipment	1	(33)
Other adjustments	(47)	(95)
Changes in operating assets and liabilities:
Accounts receivable	(4,306)	466
Inventories	(981)	20
Deferred contract sales organization fees	—	720
Other assets	2,251	730
Accounts payable	(5,400)	180
Accrued expenses	13,184	5,874

Net cash used in operating activities	(21,197)	(22,255)

Cash Flows From Investing Activities:
Purchases of short-term investments	(17,904)	(26,821)
Sales and maturities of short-term investments	26,743	21,021
Proceeds from sale-leaseback of equipment	—	3,222
Capital expenditures	(814)	(1,776)
Intangible asset expenditures	(28)	(49)

Net cash provided by (used in) investing activities	7,997	(4,403)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	—	60,087
Payments made on borrowings	(451)	(379)
Payments made on behalf of Deerfield	—	(40)

Net cash (used in) provided by financing activities	(451)	59,668

(Decrease) increase in cash and cash equivalents	(13,651)	33,010

Cash and Cash Equivalents:
Beginning	31,969	24,352
Ending	$18,318	$57,362

Supplemental Disclosure of Noncash Transactions:
Acquired equipment under capital lease	$105	$—
Capital lease liability from purchase of equipment	$105	$—
Issuance of senior secured convertible notes	$—	$6,586
Capital lease liability from sale-leaseback transactions	$—	$3,222
Derivative liability incurred in connection with First Amendment to Facility	$—	$2,043
Beneficial conversion feature incurred on convertible notes	$—	$613
Deferred contract sales organization fees	$—	$312
Supplemental Cash Flow Information:
Interest paid	$4,116	$2,249

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

Note 2. Summary of significant accounting policies

Basis of presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included.  Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2017 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K and filed with the SEC on March 16, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017.

Principles of consolidation:  At June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017, the condensed consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

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

Liquidity:  During 2017 and the six months ended June 30, 2018, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the successful commercialization of its approved products, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER.  Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Report on Form 10-Q. The Company continues to evaluate alternatives to restructure or replace its debt and has considerable discretion over its operating expenses as options to supplement revenue to meet its cash needs. If the Company does not restructure or replace its debt or raise sufficient funds from other sources, the Company may not be able to meet its obligations over the next twelve months.

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

Revenue recognition:  Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company makes estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler fees, wholesaler chargebacks and estimated rebates) to be incurred on the selling price of the respective product sales, and recognizes the estimated amount as revenue when it transfers control of the product to its customers (e.g., upon delivery). Variable consideration is determined using either an expected value or a most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint will require the use of significant management judgment and other market data. The Company provides for prompt payment discounts, wholesaler fees and wholesaler chargebacks based on customer contractual stipulations. The Company analyzes recent product return history and other market data obtained from its third party logistics providers (“3PLs”) to determine a reliable return rate. Additionally, management analyzes historical savings offers and rebate payments based on patient prescriptions dispensed for Adzenys XR ODT, Cotempla XR ODT and Adzenys ER and information obtained from third party providers to determine these respective variable considerations.

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

Disaggregation of revenue

The following table disaggregates the Company’s net product sales by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)

Adzenys XR-ODT	$6,516	$4,439	$11,508	$7,552
Cotempla XR-ODT	4,342	—	7,989	—
Adzenys ER	(28)	—	175	—
Generic Tussionex	533	740	2,420	3,258
	$11,363	$5,179	$22,092	$10,810

Net product sales

Net product sales represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER include savings offers, prompt payment discounts, wholesaler fees, estimated rebates to be incurred on the selling price of the respective product sales and estimated allowances for product returns.

Gross to net sales adjustments for generic Tussionex include prompt payment discounts, estimated allowances for product returns, wholesaler fees, estimated government rebates and estimated chargebacks to be incurred on the selling price of generic Tussionex related to the respective product sales.

The Company recognizes total gross product sales less gross to net sales adjustments as revenue based on shipments from 3PLs to the Company’s wholesaler customers.

Savings offers for branded products

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

Rebates

The Company’s branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER are subject to commercial managed care and government managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Calculations related to rebate accruals of branded products are estimated based on information from third-party providers.

The Company’s generic Tussionex product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Generic Tussionex government rebates are estimated based upon rebate payment data available from sales of the Company’s generic Tussionex product over the past three years.

Estimated rebates are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized. Historical trends of estimated rebates will be continually monitored and may result in future adjustments to such estimates.

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

The Company analyzed recent branded product return history and other market data obtained from the Company’s 3PLs to determine a reliable return rate for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Generic Tussionex product returns were estimated based upon return data available from sales of the Company’s generic Tussionex product over the past three years.

Wholesaler chargebacks for generic product

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

Advertising costs: Advertising costs are comprised of print and electronic media placements that are expensed as incurred. The Company recognized advertising costs of $219,000 and $450,000 during the three and six months ended June 30, 2018, respectively, and advertising costs of $10,000 and $248,000 during the three and six months ended June 30, 2017, respectively.

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

Due to the previous lack of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, the Company had, prior to the Initial Public Offer of the Company’s common shares (“IPO”), historically utilized third party valuation analyses to determine the fair value. After the closing of the Company’s IPO, the Company’s board of directors has determined the fair value of each share of underlying common stock based on the closing price of the Company’s common stock as reported by the NASDAQ Global Market on the date of grant.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of June 30, 2018 and December 31, 2017, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOL’s) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at June 30, 2018 and December 31, 2017, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Recent accounting pronouncements: In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which was issued to state the income tax accounting implications of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The guidance clarifies the measurement period timeframe, changes in subsequent reporting periods and reporting requirements as a result of the TCJA. The measurement period begins in the period that includes the TCJA’s enactment date, which was December 22, 2017, and as a result the Company has reflected the impact of this ASU on the deferred tax calculation as of December 31, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the modification. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. This standard became effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was designed to reduce the diversity in practice of how the eight specified items are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those years. This standard became effective for the Company on January 1, 2018. The adoption of this standard did not have a significant effect on the Company’s ongoing financial reporting as the Company had classified its debt prepayment and debt extinguishment costs in the Condensed Consolidated Statements of Cash Flows in accordance with the amendments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, Leases (Topic 842), which adds two practical expedients to the new lease guidance. The amendment and this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the standard will have on its consolidated financial statements and related disclosures and has not determined the expected impact at this time.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (the “New Revenue Standard”). The New Revenue Standard replaces transaction and industry-specific revenue recognition guidance under current U.S. GAAP with a principles-based approach for determining revenue recognition. The New Revenue Standard requires an entity to recognize the amount of revenue based on the value of transferred goods or services to customers. There is also additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

Refer to “Impacts to Previously Reported Results” below for the impact of adoption of the New Revenue Standard included in the Company’s condensed consolidated statements of operations.

Impacts to Previously Reported Results

Adoption of the new revenue standard impacted the Company’s previously reported results as follows:

	Three Months Ended June 30, 2017
	As Previously	New Revenue Standard
Condensed consolidated statement of operations	Reported	Adjustment	As Adjusted
	(in thousands, except per share amounts)
Revenue: net product sales	$4,909	$270	$5,179
Cost of goods sold	2,576	241	2,817
Gross profit	2,333	29	2,362
Net loss attributable to common stock	(18,674)	29	(18,645)
Net loss per share of common stock, basic and diluted	(0.83)	—	(0.82)

	Six Months Ended June 30, 2017
	As Previously	New Revenue Standard
Condensed consolidated statement of operations	Reported	Adjustment	As Adjusted
	(in thousands, except per share amounts)
Revenue: net product sales	$10,536	$274	$10,810
Cost of goods sold	7,191	376	7,567
Gross profit	3,345	(102)	3,243
Net loss attributable to common stock	(35,764)	(102)	(35,866)
Net loss per share of common stock, basic and diluted	(1.69)	—	(1.70)

	December 31, 2017
	As Previously	New Revenue Standard
Condensed consolidated balance sheet	Reported	Adjustment	As Adjusted
	(in thousands)
Inventories	$13,459	$(1,727)	$11,732
Other current assets	5,093	(1,518)	3,575
Total current assets	82,640	(3,245)	79,395
Accrued expenses	10,570	10,374	20,944
Deferred revenue	14,676	(14,676)	—
Total current liabilities	37,602	(4,302)	33,300
Accumulated deficit	(266,365)	(1,057)	(265,308)
Total liabilities and stockholder’ equity	107,353	(3,245)	104,108

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

The following potentially dilutive securities outstanding as of June 30, 2018 and 2017 were excluded from consideration in the computation of diluted net loss per share of common stock for the six months ended June 30, 2018 and 2017, respectively, because including them would have been anti-dilutive:

	June 30,
	2018	2017

Senior Secured Convertible Notes — registered conversion shares not issued	—	940,924
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Stock options outstanding	3,576,062	2,357,123
RSUs granted, not issued, or outstanding	159,064	78,750

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

As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions as follows:

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$16,322	$1,996	$—	$18,318
Short-term investments	—	9,722	—	9,722
Total financial assets	$16,322	11,718	—	$28,040

Earnout liability	$—	$—	$170	$170
Derivative liability (see Note 8)	—	—	1,311	1,311
Total financial liabilities	$—	$—	$1,481	$1,481

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$31,969	$—	$—	$31,969
Short-term investments	—	18,448	—	18,448
Total financial assets	$31,969	$18,448	$—	$50,417

Earnout liability	$—	$—	$170	$170
Derivative liability (see Note 8)	—	—	1,660	1,660
Total financial liabilities	$—	$—	$1,830	$1,830

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with a maturity of 90 days or less at June 30, 2018 and December 31, 2017. Asset values were considered to approximate fair value due to their short-term nature.

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

The Company’s cash and cash equivalents and short-term investments had quoted prices at June 30, 2018 and December 31, 2017 as shown below:

	June 30, 2018
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$16,322	$—	$16,322

Financial and corporate debt securities	11,717	1	11,718

	$28,039	$1	$28,040

	December 31, 2017
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$31,969	$—	$31,969

Financial and corporate debt securities	18,454	(6)	18,448

	$50,423	$(6)	$50,417

The Company’s Level 3 liabilities included the fair value of the earnout liability and the fair value of the Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. derivative liability at June 30, 2018 and December 31, 2017.

The fair value of the derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at June 30, 2018 and December 31, 2017. There were no significant changes in the pricing assumptions during the six months ended June 30, 2018. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	Derivative Liability
Date of Valuation	6/30/2018	12/31/2017
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	N/A
Time period from valuation until maturity of debt (yrs.)	3.864	4.360
Cumulative probability of a change in control prepayment implied by model	26%	27%
Cumulative probability of other accelerated prepayments implied by model	15%	17%
Discount rate	16.74%	16.20%
Fair value of liability at valuation date (thousands)	$1,311	$1,660

Significant changes to these assumptions would result in increases/decreases to the fair value of the debt derivative liability.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3
Liabilities
(in thousands)
Balance at December 31, 2017	$1,830

Change in fair value	(349)

Balance at June 30, 2018	$1,481

Note 5. Inventories

Inventories at the indicated dates consist of the following:

		December 31,
	June 30, 2018	2017 (as adjusted)
	(in thousands)
Raw materials	$3,899	$3,476
Work in progress	4,420	6,155
Finished goods	4,742	2,470

Inventory at cost	13,061	12,101
Inventory reserve	(348)	(369)

	$12,713	$11,732

Note 6. Sale-leaseback transaction

The Company accounts for the sale and leaseback transactions discussed below as capital leases under the provisions of Accounting Standards Codification Topic 840-40, Leases—Sale Leaseback Transactions. Accordingly, the leased assets are recorded in property and equipment and the capitalized lease obligations are included in long-term liabilities at the present value of the future lease payments in accordance with the terms of the lease (see Note 12). Lease payments are applied using the effective interest rate inherent in the leases. Depreciation of the property and equipment is included within depreciation and amortization in the consolidated statements of operations and consolidated statements of cash flows.

In 2012, the Company negotiated financing arrangements with Essex Capital Corporation (“Essex”) which provided for the sale-leaseback of up to $6.5 million of the Company’s property and equipment with a bargain purchase option at the end of the respective lease. These financing arrangements were executed in five separate tranches that occurred in February, July and November 2013, and March 2014. The two February leases and the July lease had been fully satisfied before 2017. The November 2013 leases for a total of $1.0 million of assets expired in April 2017 and the related $161,000 gain was fully amortized at that time and the $100,000 lease buy-out option liability was fully satisfied. The March 2014 lease for $795,000 of assets expired in September 2017 and the related $116,000 gain was fully amortized at that time and the lease buy-out option liability of $79,000 was fully satisfied.

In February 2017, the Company entered into an agreement with Essex for the sale-leaseback of newly acquired assets of up to $5.0 million to finance its capital expenditures. Each lease under this master agreement is for an initial term of 36 months and has an option to purchase the equipment at the end of the respective lease that management considers to be a bargain purchase option. Under this agreement, the Company entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The February sale resulted in net gains of $14,000 which has been deferred and is being amortized over the 36-month term of the lease. There was no gain or loss on the June 2017 sale.

For the three months ended June 30, 2018 and 2017, approximately $1,000 and $13,000, respectively, and for the six months ended June 30, 2018 and 2017, approximately $2,000 and $33,000, respectively, of the net gain on sale-leasebacks was recognized in other income on the condensed consolidated statements of operations.

Note 7. Accrued expenses

Accrued expenses as of June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018	December 31, 2017 (as adjusted)
	(in thousands)
Accrued savings offers	$13,370	$7,168
Accrued rebates	6,069	4,008
Accrued customer returns	3,792	2,711
Accrued wholesaler fees	3,674	2,345
Accrued payroll and benefits	4,478	2,534
Other accrued expenses	2,745	2,178
Total accrued expenses	$34,128	$20,944

Note 8. Long-term debt

Long-term debt at the indicated dates consists of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Deerfield senior secured credit facility, net of discount of $2,417 and $2,843, respectively	$57,583	$57,156
Capital leases, maturing through November 2022	2,332	2,678

	59,915	59,834
Less current portion	(15,983)	(896)

Long-term debt	$43,932	$58,938

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

Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the senior Loan and Security Agreement (the “LSA”) with Hercules Technology III, L.P., (“Hercules”), the $1.1 million LSA end of term fee, a LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% amended and restated subordinated note (the “Note”) that was issued by the Company to Essex, which were otherwise payable in 2016 and 2017.  Principal on the Facility is due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. The Company had an option, which it exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million in deferred interest payments (the “Accrued Interest”) was due and payable on June 1, 2017.  Borrowings under the Facility are collateralized by substantially all of the Company’s assets, except the assets under capital lease. The terms of the Facility require the Company to maintain cash on deposit of not less than $5.0 million.

On June 1, 2017 (the “Amendment Date”), the Company and Deerfield entered into a First Amendment (the “Amendment”) to the Facility which extended the date to repay the Accrued Interest under the Facility to June 1, 2018 (the “PIK Maturity Date”), which could have been extended to June 1, 2019 at the election of the Company if certain conditions had been met as specified in the Amendment. However, as described below the accrued interest amount was converted into shares of common stock.

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

In conjunction with the Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into a Registration Rights Agreement (the “Registration Agreement”) which required the Company to file a registration statement with the SEC to register the shares of common stock issued or issuable upon conversion of the Convertible Notes (the “Conversion Shares”) (subject to certain adjustment for stock split, dividend or other distribution, recapitalization or similar events, the “Registrable Securities”) within 30 days from June 1, 2017, which was to become effective per the SEC no later than 75 days thereafter. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on June 30, 2017, which became effective on July 11, 2017. This filing covered 940,924 shares, which is the number of shares that would be issued at the floor conversion rate of $7.00 per share. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any Financial Industry Regulatory Authority (“FINRA”) requests. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferee or assignee under the Registration Agreement cease to hold any Registrable Securities. For each registration, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company currently expects to satisfy all of its obligations under this Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded (see Note 12).

The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.1 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10%. As of June 30, 2018, the fair value of the derivative is $1.3 million (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company’s evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a

$0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which will be amortized using the effective interest method to interest expense over the one-year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital in stockholders’ equity (deficit) in the Company’s financial statements.

In connection with the Facility, the Company paid a $1,350,000 yield enhancement fee to Deerfield,  approximately $173,000 of legal costs to the Company’s attorneys and $58,000 of legal costs on behalf of Deerfield’s attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method.

Pursuant to the Convertible Notes, if the Company had failed to provide the number of conversion shares, then the Company would have paid damages to Deerfield or subsequent holder or any designee (“Holder”) for each day after the third business day after receipt of notice of conversion (the “Share Delivery Date”) that such conversion was not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of June 30, 2018, the Company was in compliance with the covenants under the Facility.

Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt and 25.35% on the Convertible Notes, charged to interest expense and totaled $218,000 and 427,000 for the three and six months ended June 30, 2018, respectively, and $163,000 and $245,000 for the three and six months ended June 30, 2017, respectively.

Capital lease obligations:  Capital lease obligations consist of sale-leaseback and equipment leases, both of which include options to purchase. As described in Note 6, during the years ended December 31, 2017, 2014 and 2013, the Company entered into agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $3.2 million, $795,000 and $5.5 million, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.9%, 14.5% and 14.5%, respectively. Total interest expense on all capital leases was $91,000 and 189,000 for the three and six months ended June 30, 2018, respectively, and $22,000 and $42,000 for the three and six months ended June 30, 2017, respectively.

Future principal payments of long-term debt including capital leases are as follows:

Period ending:	June 30,
(in thousands)

2019	$15,983
2020	16,300
2021	15,020
2022	15,020
2023	9
Thereafter	—

Future principal payments	$62,332

Less unamortized debt discount related to long-term debt	(2,417)
Less current portion of long-term debt	(15,983)

Total long-term debt	$43,932

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

During the year ended December 31, 2017, the Company sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million and paying total compensation to the sales agent of approximately $0.1 million. No sales have been made under the Sales Agreement during the six months ended June 30, 2018. As of June 30, 2018, $58.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $36.2 million of the Company’s common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

On May 1, 2018, the Company issued 17,832 shares of common stock pursuant to the conversion of vested RSUs.

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

The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s compensation committee. The Company’s compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s compensation committee may delegate authority to grant certain awards to the Company’s chief executive officer. Through June 30, 2018, the Company has granted options, restricted stock and RSUs. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock and to grant restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2017, 9,304 shares related to forfeited 2009 Plan options and 33,801 shares related to the surrender of restricted stock were added to the shares available under the 2015 Plan. During the six months ended June 30, 2018, 13,332 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of June 30, 2018, 1,429,673 shares of common stock remain available for grant under the 2015 Plan.

In June 2018, the Company adopted the Neos Therapeutics, Inc. 2018 Inducement Plan (the “Inducement Plan”) which had 800,000 shares of common stock reserved and available for issuance. The Inducement Plan allows the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Inducement Plan is administered by the Company’s compensation committee. The exercise price per share for the stock covered by a stock award granted pursuant to the Inducement Plan shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the Inducement Plan expire after 10 years following the grant date. Under the Company’s employment agreement dated June 27, 2018 with Gerald McLaughlin, the Company’s Chief Executive Officer, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 600,000 shares of the Company’s common stock, which vests in equal annual installments over four years from Mr. McLaughlin’s start date. As of June 30, 2018, 200,000 shares of common stock remain available for grant under the Inducement Plan. In addition, on July 30, 2018, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 200,000 shares of the Company’s common stock. The shares underlying this option shall vest subject to certain performance metrics to be evaluated for the fiscal year ending December 31, 2019.

Share-based Compensation Expense

The Company has reported share-based compensation expense for the three and six months ended June 30, 2018 and 2017, respectively, in its condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of goods sold	$123	$87	$242	$171
Research and development	121	105	199	184
Selling and marketing	306	217	563	413
General and administrative	536	539	1,049	1,165
	$1,086	$948	$2,053	$1,933

The total share based compensation expense included in the table above is attributable to stock options and RSUs of $986,000 and $101,000 for the three months ended June 30, 2018, respectively, and $1.9 million and $137,000 for the six months ended June 30, 2018, respectively. The total share based compensation expense included in the table above is attributable to stock options, RSUs and restricted stock of $0.9 million, $21,000 and $23,000 for the three months ended June 30, 2017, respectively, and $1.9 million, $21,000 and $45,000 for the six months ended June 30, 2017, respectively.

As of June 30, 2018, there was $9.1 million of compensation costs adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years for stock options and 3.4 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

During the six months ended June 30, 2018, the Company’s board of directors granted 621,253 options under the 2015 Plan. In June 2018, the Company granted 600,000 options under the Inducement Plan to Gerald McLaughlin, the Company’s Chief Executive Officer, at an exercise price of $6.20 per share.

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

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

Six Months Ended
June 30, 2018

Estimated dividend yield	0.00%
Expected stock price volatility	60.00%
Weighted-average risk-free interest rate	2.70%
Expected life of option in years	6.24
Weighted-average option fair value at grant	$4.26

A summary of outstanding and exercisable options as of June 30, 2018 and December 31, 2017 and the activity from December 31, 2017 through June 30, 2018, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2017	2,454,973	$11.195	$4,764

Exercisable at December 31, 2017	1,137,766	$10.919	$2,890

Granted	1,221,253	$7.30
Exercised	—	—
Expired, forfeited or cancelled	(100,164)	10.30

Outstanding at June 30, 2018	3,576,062	$9.89	$1,270

Exercisable at June 30, 2018	1,462,834	$10.32	$1,240

The weighted-average remaining contractual life of options outstanding and exercisable on June 30, 2018 was 8.2 and 7.0 years, respectively. The option exercise prices for all options granted January 1, 2018 through June 30, 2018 ranged from $6.20 per share to $10.40 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2017 was 7.9 and 7.2 years, respectively. The option exercise price for all options granted in the year ended December 31, 2017 ranged from $7.00 to $9.10 per share.

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

The Company satisfies its RSUs by issuing the Company’s common shares when RSUs vest and are issued. In addition, when RSUs vest and are issued, RSU recipients may elect to have the Company withhold units as consideration for the tax withholding obligation for their vested RSUs. On May 1, 2018, 19,686 vested RSUs were converted into an equivalent 17,832 shares of common stock. The Company withheld 1,854 shares of its common stock to partially satisfy tax withholding obligation upon vesting of the RSUs.

A summary of outstanding RSUs as of June 30, 2018 and December 31, 2017 and the activity from December 31, 2017 through June 30, 2018, is presented below:

		Weighted-
	Number of	Average
	RSUs	Fair Value

Outstanding at December 31, 2017	85,000	$7.15

Granted	93,750	8.30
Converted	(17,832)	7.00
Withheld for tax obligation	(1,854)	7.00
Expired, forfeited or cancelled	—	—

Outstanding at June 30, 2018	159,064	$7.85

The weighted-average remaining contractual life of RSUs outstanding on June 30, 2018 was 9.3 years.

Restricted stock

The Company did not issue any shares of restricted stock for the six months ended June 30, 2018, or for the year ended December 31, 2017. No vested restricted stock awards were settled during the six months ended June 30, 2018.

The Company had no unvested restricted stock as of June 30, 2018 and December 31, 2017.  For the six months ended June 30, 2018, there were no shares of restricted stock granted or forfeited.

Note 11. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of December 31, 2017 and June 30, 2018.

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

Operating lease:  The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations, which commenced on May 1, 2016. The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1.0 million at June 30, 2018 and $1.1 million at December 31, 2017, respectively. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $52,000 and $106,000 for the three and six months ended June 30, 2018, respectively, and $62,000 and $121,000 for the three and six months ended June 30, 2017, respectively. Rent expense for these leases, excluding the share of operating expenses, was $252,000 and $505,000 for the three and six months ended June 30, 2018, respectively, and $252,000 and $504,000 for the three and six months ended June 30, 2017, respectively.

Cash incentive bonus plan:  In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $467,000 and $811,000 of compensation expense for the three and six months ended June 30, 2018, respectively, and $291,000 and $618,000 for the three and six months ended June 30, 2017, respectively, under the Bonus Plan.

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

Additionally, each of the 2014 License Agreement and 2017 License Agreement contains a covenant from Shire not to file a patent infringement suit against the Company alleging that Adzenys XR-ODT or Adzenys ER, respectively, infringes the Shire patents.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $29.6 million and $65.8 million for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, we had accumulated deficits of approximately $295.0 million and $265.3 million, respectively. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

•                  continue to enforce our intellectual property rights; and

•                  operate as a public company.

FINANCIAL OPERATIONS OVERVIEW

Revenue

During 2015 and 2016, our revenue was generated primarily from product sales of our generic Tussionex recorded on a net sales basis. Sales of our generic Tussionex are seasonal and correlate with the cough and cold season. We launched commercialization of Adzenys XR-ODT on May 16, 2016, initiated an early experience program with Cotempla XR-ODT with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017 and launched commercialization of Adzenys ER on February 26, 2018. We sell our products to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of our acquisition of all of the rights to commercialize and derive future profits from the Tussionex ANDA, and the continuing commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, we expect our future revenue to increase from historical levels.

We expect the number of prescriptions filled for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to continue to increase. In addition, we expect product shipments to our wholesalers to correspondingly increase. For the three and six months ended June 30, 2018, wholesalers purchased 68,467 units and 126,606 units of Adzenys XR-ODT, respectively, as compared to 48,752 units and 85,466 units for the three and six months ended June 30, 2017, respectively. Unit shipments of Cotempla XR-ODT for the three and six months ended June 30, 2018 were 49,008 and 101,229, respectively. Cotempla XR-ODT launched in the third quarter of 2017. Unit shipments of Adzenys ER, which launched commercially on February 26, 2018, were 1,224 for the six months ended June 30, 2018.

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

Prior to 2016 and the launch of Adzenys XR-ODT, the largest component of our total operating expenses had been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
NT-0102 Cotempla XR-ODT	$550	$1,782	570	$1,792
NT-0201 Adzenys ER	13	54	17	76
NT-0202 Adzenys XR-ODT	495	204	895	298
Other Research and Development Activities (1)	1,323	1,652	2,590	3,250
	$2,381	$3,692	$4,072	$5,416

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

Interest expense, net

On May 11, 2016, we entered into a $60.0 million senior secured credit facility (the “Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, “Deerfield”) as lenders. Deerfield participated in the purchase of our common shares as part of our February 2017 public offering, and as a result, was classified as a related party at the time of the corresponding transactions. Approximately $33.0 million of the Facility proceeds were used to prepay the existing senior Loan and Security Agreement (the “LSA”) with Hercules Technology III, L.P. (“Hercules”) and the 10% subordinated debt (the “Note”) issued by Essex Capital Corporation (“Essex”) that was otherwise payable in 2016 and 2017. We entered into an amendment (the “Amendment”) to the Facility on June 1, 2017 (the “Agreement Date”) to provide a one-year deferral, with an option for a second year of deferral, of payment of the first year accrued interest of $6.6 million (the “Accrued Interest”), provided that we met certain sales revenue targets and obtained FDA approval of certain of our product candidates on or before the Prescription Drug User Fee Act (the “PDUFA”) goal date. Before the Amendment, this accrued interest had been deferred until June 1, 2017 per the terms of the Facility. The right to payment of the $6.6 million of accrued interest was memorialized in the form of senior secured convertible notes (the “Convertible Notes”) issued to Deerfield on the Amendment Date. Interest was due quarterly at a rate of 12.95% per year. Deerfield had an option to convert these notes into our common stock. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of our common stock at a conversion price of $7.08 per share. This resulted in issuing 929,967 shares of our common stock to Deerfield on this date and the Convertible Notes were cancelled.

Interest expense to date has consisted primarily of interest expense on senior debt, including the amortization of debt discounts, the Note and the capitalized leases from Essex resulting from the sale-leaseback transactions of our existing and newly-acquired property and equipment. We amortize debt issuance costs over the life of the notes which are reported as interest expense in our consolidated statements of operations.

Other income (expense), net

Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. The first sale-leaseback financings occurred in five separate transactions in 2013 and 2014, each with a 42-month lease term. The gains on the transactions were recognized on a straight-line basis over the respective 42-month lease term. In February 2017, we entered into an additional agreement for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Under this agreement, we entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The February sale resulted in a net gain of $14,000 which has been deferred and is being amortized over the 36-month term of the lease. There was no gain or loss on the June 2017 sale. (See Notes 6 and 14 to the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details). Other income and expense also includes interest earned, accretion and gains on our cash and cash equivalents and short-term investments and changes resulting from the remeasurement of the fair value of our earnout and derivative liabilities. The primary objective of our investment policy is liquidity and capital preservation.

RESULTS OF OPERATIONS

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenues

The following table summarizes our revenues for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017 (as adjusted)	Increase (Decrease)	%Increase (Decrease)
	(in thousands)

Product	$11,363	$5,179	$6,184	119.4%

Total product revenues were $11.4 million for the three months ended June 30, 2018, an increase of $6.2 million or 119.4%, from the $5.2 million for the three months ended June 30, 2017. The increase was primarily due to a $4.3 million increase in net sales of Cotempla XR-ODT for which commercialization commenced on September 5, 2017 with an early experience program. Sales from Adzenys XR-ODT increased $2.1 million to $6.5 million for the three months ended June 30, 2018 from $4.4 million for the three months ended June 30, 2017. Net sales of Adzenys ER, which launched on February 26, 2018 were negligible for the three months ended June 30, 2018. The increase was partially offset by a $0.2 million decrease in net sales of our generic Tussionex to $0.5 million for the three months ended June 30, 2018 from $0.7 million for the three months ended June 30, 2017, primarily due to alternative treatment options for this product.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017 (as adjusted)	Increase (Decrease)	%Increase (Decrease)
	(in thousands)

Cost of goods sold	$6,987	$2,817	$4,170	148.0%

The total cost of goods sold was $7.0 million for the three months ended June 30, 2018, an increase of $4.2 million or 148.0%, from the $2.8 million for the three months ended June 30, 2017. This increase was primarily from a $2.9 million increase in product costs and an associated increase of $0.7 million of royalties, freight and logistics costs relating to a 40.4% increase in unit sales of Adzenys XR-ODT in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, and sales of Cotempla XR-ODT and Adzenys ER, which commenced on September 5, 2017 and February 26, 2018, respectively. There were no costs in cost of goods sold associated with Cotempla XR-ODT and

Adzenys ER in the quarter ended June 30, 2017, which was prior to the approvals of Cotempla XR-ODT and Adzenys ER. Indirect product costs also increased $0.6 million for the three months ended June 30, 2018 due to increased sales for our branded products.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Research and development expenses	$2,381	$3,692	$(1,311)	(35.5)%

Research and development expenses were $2.4 million for the three months ended June 30, 2018, a decrease of $1.3 million or 35.5%, from $3.7 million for the three months ended June 30, 2017. The decrease was primarily related to lower product development expenses as a result of the FDA approvals of Cotempla XR-ODT in June 2017 and Adzenys ER in September 2017.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Selling and marketing expenses	$11,557	$11,706	$(149)	(1.3)%

The total selling and marketing expenses were $11.6 million for the three months ended June 30, 2018, a decrease of $0.1 million or 1.3%, from $11.7 million for the three months ended June 30, 2017. The decrease was primarily due to $5.7 million of contract sales organization expenses which discontinued when we established our internal sales team in April 2018 and $1.1 million in marketing expenses. The decreased selling and marketing expenses were offset by an increase of $4.0 million in salaries and benefits and $1.5 million in travel and entertainment expenses associated with our internal sales force, $0.8 million in administrative expenses and $0.2 million in advertising expenses. The increased expenses were associated with the buildup of our internal sales team and to support the sales of Cotempla XR-ODT and Adzenys ER which commenced on September 5, 2017 and February 26, 2018, respectively, whereas we had only one commercially-available branded product, Adzenys XR-ODT, in the same period of 2017.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

General and administrative expenses	$3,705	$3,316	$389	11.7%

The total general and administrative expenses were $3.7 million for the three months ended June 30, 2018, an increase of $0.4 million or 11.7%, from the $3.3 million for the three months ended June 30, 2017. The increase was primarily from higher professional services and salary and benefit expenses for the three months ended June 30, 2018.

Interest expense

The following table summarizes interest expense for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Interest expense	$2,232	$2,390	$(158)	(6.6)%

The total interest expense was $2.2 million for the three months ended June 30, 2018, a decrease of $0.2 million or 6.6%, from $2.4 million for the three months ended June 30, 2017. Interest expense for both periods was primarily from interest on the Facility (see Note 8 to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details).

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Other income, net	$292	$97	$195	201.0%

Other income, net was $0.3 million for the three months ended June 30, 2018, an increase of $0.2 million or 201.0% from the $0.1 million of net income for the three months ended June 30, 2017. Other income, net for the three months ended June 30, 2018 mostly consisted of $0.2 million of change in fair value of the Deerfield debt derivative and $0.1 million of interest income. Other income, net for the three months ended June 30, 2017 was primarily from interest income.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenues

The following table summarizes our revenues for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017 (as adjusted)	Increase (Decrease)	%Increase (Decrease)
	(in thousands)

Product	$22,092	$10,810	$11,282	104.4%

Total product revenues were $22.1 million for the six months ended June 30, 2018, an increase of $11.3 million or 104.4%, from the $10.8 million for the six months ended June 30, 2017. The increase was primarily due to an $8.0 million increase in net sales of Cotempla XR-ODT which commenced on September 5, 2017 with an early experience program. Sales from Adzenys XR-ODT increased approximately $4.0 million to $11.5 million for the six months ended June 30, 2018 from $7.6 million for the six months ended June 30, 2017. Net sales of Adzenys ER which launched on February 26, 2018 were $0.2 million. The increase was partially offset by an approximate $0.8 million decrease in net sales of our generic Tussionex to $2.4 million for the six months ended June 30, 2018 from $3.3 million for the six months ended June 30, 2017, primarily due to alternative treatment options for this product.

Cost of goods sold

The following table summarizes our cost of goods sold for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017 (as adjusted)	Increase (Decrease)	%Increase (Decrease)
	(in thousands)

Cost of goods sold	$12,208	$7,567	$4,641	61.3%

The total cost of goods sold was $12.2 million for the six months ended June 30, 2018, an increase of $4.6 million or 61.3%, from the $7.6 million for the six months ended June 30, 2017. This increase was primarily from a $6.1 million increase in product costs and an associated increase of $1.4 million of royalties, freight and logistics costs relating to a 48.1% increase in unit sales of Adzenys XR-ODT in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 and sales of Cotempla XR-ODT and Adzenys ER, which commenced on September 5, 2017 and February 26, 2018, respectively. There were no costs in cost of goods sold associated with Cotempla XR-ODT and Adzenys ER for the six months ended June 30, 2017, which was prior to the approvals of Cotempla XR-ODT and Adzenys ER. Partially offsetting these increased costs were lower non-product costs of $2.9 million associated with manufacturing efficiencies from increased production to meet sales demand for the three branded products.

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Research and development expenses	$4,072	$5,416	$(1,344)	(24.8)%

Research and development expenses were $4.1 million for the six months ended June 30, 2018, a decrease of $1.3 million or 24.8%, from $5.4 million for the six months ended June 30, 2017. The decrease was primarily related to lower product development expenses as a result of the FDA approvals of Cotempla XR-ODT in June 2017 and Adzenys ER in September 2017.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Selling and marketing expenses	$24,547	$22,412	$2,135	9.5%

The total selling and marketing expenses were $24.5 million for the six months ended June 30, 2018, an increase of $2.1 million or 9.5%, from the $22.4 million for the six months ended June 30, 2017. The increase mainly consisted of an increase of $4.3 million in salaries and benefits and $1.5 million in travel and entertainment expenses associated with our internal sales force, $0.8 million in administrative expenses, $0.4 million in professional services and $0.2 million in advertising expenses. The increases were primarily due to the establishment of our internal sales team in April 2018 when the contract sales organization was discontinued. The increased expenses were also to support the sales of Cotempla XR-ODT, which commenced on September 5, 2017, and Adzenys ER, which launched on February 26, 2018, whereas we had only one commercially-available branded product, Adzenys XR-ODT, in the same period of 2017. The increased selling and marketing expenses were offset by a decrease of $4.9 million in contract sales organization expenses and $0.3 million in marketing expenses.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

General and administrative expenses	$7,051	$6,854	$197	2.9%

The total general and administrative expenses were $7.1 million for the six months ended June 30, 2018, an increase of $0.2 million or 2.9%, from the $6.9 million for the six months ended June 30, 2017.  The increase was primarily from higher professional service expenses and administrative expenses for the six months ended June 30, 2018.

Interest expense

The following table summarizes interest expense for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Interest expense	$4,452	$4,602	$(150)	(3.3)%

The total interest expense was $4.5 million for the six months ended June 30, 2018, a decrease of approximately $0.2 million or 3.3% from $4.6 million for the six months ended June 30, 2017. Interest expenses for both periods were primarily from interest on the Facility (see Note 8 to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details).

Other income (expense), net

The following table summarizes our other income (expense) for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Other income, net	$595	$175	$420	240.0%

Other income, net was $0.6 million for the six months ended June 30, 2018, an increase of $0.4 million or 240.0%, from the $0.2 million of net income for the six months ended June 30, 2017. Other income, net for the six months ended June 30, 2018 mostly consisted of $0.3 million of change in fair value of the Deerfield debt derivative and $0.2 million of interest income. Other income, net for the six months ended June 30, 2017 was primarily from interest income.

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

In February 2017, we entered into an agreement with Essex for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Each lease under this master agreement is for an initial term of 36 months and will have a bargain purchase option at the end of the respective lease. Under this agreement, we entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively.

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

The shares of common stock for both the June 2017 and February 2017 offerings were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by us on August 1, 2016, and declared effective by the SEC on August 12, 2016. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the “Shelf”). We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “Sales Agreement”). During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million after paying compensation to the sales agent of $0.1 million. No sales have been made under the Sales Agreement during the six months ended June 30, 2018.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of June 30, 2018, we had $18.3 million in cash and cash equivalents and $9.7 million in short-term investments. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months after filing this Quarterly Report on Form 10-Q.

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

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six months ended
	June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)

Net cash (used in) provided by:
Net cash used in operating activities	$(21,197)	$(22,255)	$1,058
Net cash provided by (used in) investing activities	7,997	(4,403)	12,400
Net cash (used in) provided by financing activities	(451)	59,668	(60,119)

Net (decrease) increase in cash and cash equivalents	$(13,651)	$33,010	$(46,661)

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

Net cash used in operating activities was $21.2 million and $22.3 million for the six months ended June 30, 2018 and 2017, respectively. The $1.1 million decrease in net cash used from operating activities was due to the $6.2 million decrease in our net losses, as discussed in “Results of Operations” above, a $1.9 million decrease in noncash items and a $3.2 million decrease in the provision of cash from working capital.

The decrease of $3.2 million in cash provided by working capital changes resulted primarily from a $4.8 million decrease in accounts receivable due to timing of collections, a $1.0 million decrease from increased inventories due to increased production volume for our branded products, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, whereas we only had one commercially-available branded product, Adzenys XR-ODT, for the six months ended June 30, 2017, and a $0.7 million decrease from the discontinued deferred commercial sales organization costs due to the transitioning of our sales organization from contracted to internal in April, 2018. The decrease was partially offset by $1.7 million increased cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments and a $1.5 million increase in other assets mainly associated with prepared expenses. The decrease of $1.9 million in noncash items was due to a $2.1 million decrease in deferred interest on debt to Deerfield and a $0.3 million decrease in the fair value change of earnout, derivative and warrant liabilities, partially offset by a $0.2 million increase in depreciation and amortization of property and equipment and a $0.2 million increase in amortization of senior debt fees.

Cash provided by (used in) investing activities

Net cash provided by investing activities is generally due to investments of our cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash provided by investing activities was $8.0 million for the six months ended June 30, 2018 primarily from $26.7 million of sales and maturities of short-term investments, partially offset by the $17.9 million purchase of short-term investments and $0.8 million of capital expenditures principally for production equipment. Net cash used in investing activities was $4.4 million for the six months ended June 30, 2017 primarily due to $26.8 million of purchases of short-term investments and $1.8 million of capital expenditures, partially offset by $21.0 million of sales and maturities of short-term investments and $3.2 million of proceeds from sale-leaseback of equipment.

Cash (used in) provided by financing activities

Net cash used in financing activities of $0.5 million in the six months ended June 30, 2018 was for payments under the capital leases. Net cash provided by financing activities of $59.7 million in the six months ended June 30, 2017 included $60.1 million of proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs, partially offset by $0.4 million of payments under the capital leases.

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

The principal amount of the Convertible Notes issued under the Amendment and all accrued and unpaid interest thereon was to become due and payable upon written notice from Deerfield, and if either (a) we did not meet certain quarterly sales milestones specified in the Amendment or (b) we did not receive and publicly announce FDA approval of the new drug applications on or before the applicable PDUFA goal date as set forth on the schedules to Amendment. Per the Amendment, we will prepay all of the outstanding obligations under the Facility and the Convertible Notes upon the occurrence of a change in control or a sale of substantially all of our assets and liabilities. The Amendment increased the staggered prepayment fees for prepayments due upon a change of control or any other prepayment made or required to be made by us by 300 basis points from June 1, 2017 through the period ending prior to May 11, 2020 for the change in control prepayment fees and through the period ending prior to May 11, 2022 for any other prepayments, respectively (the “Prepayment Premiums”). Such Prepayment Premiums, as amended, range from 12.75% to 2%.

On October 26, 2017, Deerfield elected to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled.

Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of June 30, 2018, we were in compliance with the covenants under the Facility.

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

During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement at an average sale price of approximately $5.01 per share. No sales have been made under the Sales Agreement during the three-month period ended June 30, 2018. As of June 30, 2018, $58.0 million of our common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $36.2 million of common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

Net product sales

Net product sales represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER include savings offers, prompt payment discounts, wholesaler fees, estimated rebates to be incurred on the selling price of the respective product sales and estimated allowances for product returns.

Gross to net sales adjustments for generic Tussionex include prompt payment discounts, estimated allowances for product returns, wholesaler fees, estimated government rebates and estimated chargebacks to be incurred on the selling price of generic Tussionex related to the respective product sales.

The Company recognizes total gross product sales less gross to net sales adjustments as revenue based on shipments from 3PLs to the Company’s wholesaler customers.

Savings offers for branded products

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

Rebates

The Company’s branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER are subject to commercial managed care and government managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Calculations related to rebate accruals of branded products are estimated based on information from third-party providers.

The Company’s generic Tussionex product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Generic Tussionex government rebates are estimated based upon rebate payment data available from sales of the Company’s generic Tussionex product over the past three years.

Estimated rebates are recorded as accrued expenses and as a gross to net sales adjustments at the time revenue is recognized. Historical trends of estimated rebates will be continually monitored and may result in future adjustments to such estimates.

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

The Company analyzed recent branded product return history and other market data obtained from the Company’s 3PLs to determine a reliable return rate for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Generic Tussionex product returns were estimated based upon return data available from sales of the Company’s generic Tussionex product over the past three years.

Wholesaler chargebacks for generic product

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following tables reflect summaries of our estimates of future material contractual obligations as of June 30, 2018. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter
	(In thousands)

Deerfield senior secured facility	$79,258	$22,765	$39,637	$16,856	$—
Capital leases for equipment	2,724	1,257	1,437	30	—
Earnout liability	170	—	—	—	170
Texas facility operating lease	6,659	955	1,985	2,085	1,634
Pennsylvania office space lease	435	151	284	—	—
Equipment operating leases	147	73	74	—	—
	$89,393	$25,201	$43,417	$18,971	$1,804

We had borrowed all $60.0 million under the Deerfield Facility as of June 30, 2018. The payments above are inclusive of related interest amounts as of June 30, 2018.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of June 30, 2018, we had cash and cash equivalents of $18.3 million and short-term investments of $9.7 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents and short-term investments portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

ITEM 4.                 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act of 1934, as amended, (the “Exchange Act”), our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

RISKS RELATED TO COMMERCIALIZATION

We are heavily dependent on the success of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. We have not generated substantial revenues from the sales of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, any sales revenues from any of our product candidates, if approved, and we may never achieve or maintain profitability.

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

We have only recently completed building an organization for the sale, marketing and distribution of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and there is no guarantee that we will be successful in the commercialization of Adzenys XR-ODT, which we launched in May 2016, Cotempla XR-ODT, which we launched in September 2017, and Adzenys ER, which we launched in February 2018. We currently have a limited sales history for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Additionally, we may need to expand or build additional sales, marketing and distribution capabilities for our products. Although we have established a focused, specialty sales and marketing organization of approximately 125 representatives to promote our approved products in the United States, these commercialization capabilities have only been recently established, and we may need to expand our sales force if we decide to undertake additional commercialization activities on our own, which will be costly and time-consuming. We cannot be certain that we will reap the benefits of our commercialization efforts of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER compared to the cost of such efforts. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex, and, before launching the commercialization of Adzenys XR-ODT, we had no prior experience in marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals and in the appropriate numbers, generate sufficient sales leads, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

We also intend to enter into strategic partnerships with third parties to commercialize Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and our product candidates, if approved, outside of the United States and intend to also enter into strategic partnerships with third parties for certain aspects of our commercialization efforts within the United States. We may have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Even though we have established an internal sales team, we may be unable to compete successfully against these more established companies.

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

The facilities used by us to manufacture our products and any product candidates that we may develop are subject to inspections, including pre-approval inspections following our submission of any NDAs to the FDA for any product candidates that we may develop. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA conducted a Post-Marketing Adverse Drug Experience Reporting Inspection from June 25 through June 27, 2018. The FDA did not have any findings and did not issue a Form FDA 483.

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

To date, we have expended significant time, resources, and effort on the development of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and a substantial majority of our resources are now focused on the commercialization of these products in the United States. Accordingly, our ability to generate significant product revenue will depend almost entirely on our ability to successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER.

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

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Shire under the brand names Adderall XR, Vyvanse and Mydayis and by Tris Pharmaceuticals, or Tris, under the brand name Dyanavel XR, a liquid suspension, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, by Pfizer under the brand name Quillivant XR, a reconstituted liquid suspension, and QuilliChew ER, a chewable formulation, by Rhodes Pharmaceuticals under the brand name Aptensio XR, a capsule, and by Novartis under the brand names Focalin XR and Ritalin LA. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Sunovian, KemPharm, Ironshore Pharmaceuticals and Neurovance. Ironshore Pharmaceuticals recently announced the PDUFA date of August 8, 2018 for its ADHD product candidate HLD200, a delayed-release and extended-release formulation of methylphenidate.

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

Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product, such as Adzenys XR-ODT, Cotempla XR-ODT or Adzenys ER, can be lost to the generic version. Accordingly, competition from generic equivalents to our product candidates would materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our product candidates.

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

We must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to applicable parts of the FDA’s Good Laboratory Practices, or GLP, and cGMP requirements enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure to comply with cGMP requirements or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. Additionally, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11, 2017 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA conducted a Post-Marketing Adverse Drug Experience Reporting Inspection from June 25, 2018 through June 27, 2018. The FDA did not have any findings and did not issue a Form FDA 483. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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

Manufacturers of pharmaceutical products need to comply with cGMP requirements enforced by the FDA through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such products or product candidate or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical development, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our products or product candidates. The FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a

Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA conducted a Post-Marketing Adverse Drug Experience Reporting Inspection from June 25, 2018 through June 27, 2018. The FDA did not have any findings and did not issue a Form FDA 483.

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

Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, a former officer of ours who was, at the time, PharmaFab’s president, and Russ McMahen, our Senior Vice President of Scientific Affairs, who held a similar position at the time with PharmaFab, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation (“DESI”), drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab’s place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered, and we have been able to manufacture and ship our generic Tussionex, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER for commercial distribution and drug products for our clinical trials. Although we have concluded the annual audit program prescribed by the Consent Decree entered into by our predecessor, our facilities may be inspected by the FDA at any time as a result of the Consent Decree. Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA’s Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree and the FDA closed the matter. On June 20, 2018, we wrote to the Department of Justice and the FDA and explained we wished to move the court for relief from the Consent Decree, and asked the FDA to recognize the appropriateness of this request and not oppose the motion. Although we may apply for relief from the Consent Decree, there is no guarantee that such relief will be granted or that we will be in compliance with the requirements of the Consent Decree.

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

As additional product candidates, if approved, are commercialized, we will need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.

If our sole manufacturing facility becomes damaged or inoperable or we are required to vacate our facility, our ability to manufacture Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER, our generic Tussionex or future potential product candidates for clinical development, may be jeopardized. Our inability to continue manufacturing adequate supplies of our products could adversely affect our ability to generate revenues.

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

We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all. An inability to continue manufacturing adequate supplies of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER or our generic Tussionex at our Grand Prairie, Texas facility could result in a disruption in the supply of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER, or our generic Tussionex to physicians and pharmacies, which would adversely affect our ability to generate revenues.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “Affordable Care Act” or “ACA”), was signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

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

Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”.  However, the new presidential administration has indicated that enacting changes to the Affordable Care Act is a legislative priority, and has discussed repealing and replacing the Affordable Care Act or amending the Affordable Care Act.  For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing the individual mandate, effective January 1, 2019.  In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA.  Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.  In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In 2018, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act, and litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results.  Changes to the Affordable Care Act or other existing health care regulations could significantly impact our business and the pharmaceutical industry. Although it is too early to determine the effect of legal challenges, pending legislation, and executive action on the Affordable Care Act, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. We face a risk of product liability exposure related to the testing of our product candidates in clinical trials and face even greater risks related to the commercialization of our products and upon any commercialization by us of our future products and, if approved, our product candidates, such as claims related to opioid abuse. For example, on March 7, 2018, we received a citation advising us that the County of Harris Texas filed a lawsuit on December 13, 2017 against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products.

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

For NDAs submitted under 505(b)(2), the patent certification and related provisions of the Hatch-Waxman Amendments apply. Accordingly, we may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”), with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

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

Our company has limited operating history commercializing branded products. Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER require substantial resources as we implement commercialization strategies to seek to begin generating substantial revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any substantial revenue or revenue at all. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER, if any, or any of our other product candidates, if approved in the near term, if ever. We have incurred significant net losses of $29.6 million for the six months ended June 30, 2018, and $65.8 million and $82.8 million for the years ended December 31, 2017 and 2016, respectively. As of June 30, 2018 and December 31, 2017, we had accumulated deficits of $295.0 million and $265.3 million, respectively. We have devoted most of our financial resources to implementation of our commercialization strategies, manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and operate a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

On May 11, 2016, we entered into a $60 million senior secured credit facility with Deerfield as lender. Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017. Principal on the new debt is due in three equal annual installments beginning in May 2019 and continuing through May 2022, with a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. All obligations under our credit facility are secured by substantially all of our existing property and assets subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of June 30, 2018 and December 31, 2017, we had accumulated deficits of $295.0 million and $265.3 million, respectively. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to market our approved products and continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our credit facility with Deerfield. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We have in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, pursuant to the Tax Cuts and Jobs Act of 2017, we may not carry back net operating losses to prior years and we may not use net operating losses generated in 2018 and later to reduce our taxable income in any year by more than 80%. Net operating losses generated prior to 2018 are available to fully offset future taxable income.  These new rules apply regardless of the occurrence of an “ownership change.”

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. We have established an annual SOX Risk Assessment and Control Effectiveness Test Cycle that is designed to timely identify deficiencies to management for remediation to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (or the “SOX Act”). We may discover additional deficiencies in our internal controls over financial reporting, including those identified through testing conducted by us in connection with Section 404 of the SOX Act. Such deficiencies may be deemed to be significant deficiencies or material weaknesses that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further remedial action. Failures of internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

On October 17, 2017, we entered into the Agreement with Actavis. This Agreement resolves all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA.  Under the Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies. There can be no assurance that the Agreement will be approved by such agencies. In addition, there can be no assurance that we would not face future litigation regarding Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER or any future product candidates.

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

Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our products and product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner once our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our NDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our NDA will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit. By way of example, when we initially submitted our Adzenys XR-ODT NDA in December 2012 and in response to our Paragraph IV certification, Shire initiated a lawsuit against us claiming patent infringement against certain of Shire’s patents. We settled with Shire in July 2014. As part of our settlement, among other things, we stipulated that the commercial manufacture, use, selling, offering for sale or importing of Adzenys XR-ODT would infringe on certain Shire patents and that such patent claims are valid and enforceable with respect to our Adzenys XR-ODT NDA, but that such stipulations do not preclude us from filing new regulatory applications containing a Paragraph IV certification citing such patents. We also entered into a non-exclusive License Agreement (the “2014 License Agreement”) with Shire for certain of Shire’s patents with respect to our Adzenys XR-ODT NDA. Under the terms of the 2014 License Agreement, upon obtaining FDA approval of our Adzenys XR-ODT NDA, we were required to pay a lump-sum, non-refundable license fee no later than thirty days after receiving such approval and are required to pay a single-digit royalty on net sales of Adzenys XR-ODT during the life of Shire’s patents. In addition, on January 26, 2017, we sent a letter to Shire, notifying Shire that we have made a Paragraph IV certification to the FDA that in our opinion and to the best of our knowledge, the patents owned by Shire that purportedly cover our Adzenys ER are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Adzenys ER. On March 6, 2017, we entered into a License Agreement (the “2017 License Agreement”) with Shire, pursuant to which Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to Adzenys ER. Under the terms of the 2017 License Agreement, we were required to pay a lump sum, non-refundable license fee no later than thirty days after receiving regulatory approval and are required to pay a single digit royalty on net sales of the Adzenys ER during the life of the relevant Shire patents. Additionally, each of the 2014 License Agreement and 2017 License Agreement contains a covenant from Shire not to file a patent infringement suit against us alleging that Adzenys XR-ODT or Adzenys ER, respectively, infringes the Shire patents.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $15.00 per share, our stock price has ranged from $4.85 to $28.99, through August 3, 2018. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

•                  sales of our common stock by us or our stockholders in the future; and

•                  trading volume of our common stock.

In addition, the stock market in general, and the NASDAQ Global Market (“NASDAQ”) in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these listed companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our shares and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2018, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 31% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the SOX Act and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2020, (b) in which we have total annual gross revenue of at least $1.07 billion (as inflation-adjusted by the SEC from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30st, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

10.1	Separation Agreement, dated June 27, 2018 by and between the Registrant and Vipin Garg	8-K	10.1	6/27/18	001-37508

10.2	Employment Agreement, dated June 27, 2018, by and between the Registrant and Gerald McLaughlin	8-K	10.2	6/27/18	001-37508

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

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

Neos Therapeutics, Inc.

Date:	August 9, 2018	By:	/s/ Gerald McLaughlin
Gerald McLaughlin
President and Chief Executive Officer

Date:	August 9, 2018	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)