Form 10-Q
period 2018-09-30
Neos Therapeutics, Inc.
filed 2018-11-09
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2018: 29,676,304 shares.

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

•                  our ability to maintain our license for NT0501, to obtain regulatory approval of NT0501 and to otherwise realize the intended benefits of this license;

•                  the effect of the amendment to our facility agreement with Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. and our ability to satisfy the repayment obligations thereunder;

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

PART I—FINANCIAL INFORMATION

ITEM 1.                CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

		December 31,
	September 30, 2018	2017 (as adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$16,555	$31,969
Short-term investments	—	18,448
Accounts receivable, net of allowances for chargebacks and cash discounts of $1,114 and $1,154, respectively	20,338	13,671
Inventories	11,974	11,732
Other current assets	1,175	3,575
Total current assets	50,042	79,395

Property and equipment, net	8,047	8,203
Intangible assets, net	15,042	16,348
Other assets	149	162

Total assets	$73,280	$104,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$7,503	$11,460
Accrued expenses	29,947	20,944
Current portion of long-term debt	16,019	896

Total current liabilities	53,469	33,300

Long-Term Liabilities:
Long-term debt, net of current portion	43,892	58,938
Derivative liability	1,367	1,660
Deferred rent	1,012	1,083
Other long-term liabilities	177	180

Total long-term liabilities	46,448	61,861

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 100,000,000 authorized at September 30, 2018 and December 31, 2017; 29,707,711 and 29,673,910 issued and outstanding at September 30, 2018, respectively; 29,030,757 and 28,996,956 issued and outstanding at December 31, 2017, respectively	30	29
Treasury stock, at cost, 33,801 shares at September 30, 2018 and December 31, 2017	(352)	(352)
Additional paid-in capital	281,331	274,584
Accumulated deficit	(307,646)	(265,308)
Accumulated other comprehensive income (loss)	—	(6)

Total stockholders’ (deficit) equity	(26,637)	8,947

Total liabilities and stockholders’ (deficit) equity	$73,280	$104,108

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Revenues:
Net product sales	$12,503	$7,100	$34,595	$17,910

Cost of goods sold	6,957	2,823	19,165	10,390
Gross profit	5,546	4,277	15,430	7,520

Research and development	2,037	1,757	6,109	7,173
Selling and marketing expenses	10,446	12,618	34,993	35,030
General and administrative expenses	3,537	3,911	10,588	10,766

Loss from operations	(10,474)	(14,009)	(36,260)	(45,449)

Interest expense	(2,260)	(2,648)	(6,712)	(7,250)
Other income, net	39	403	634	578

Net loss	$(12,695)	$(16,254)	$(42,338)	$(52,121)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	29,625,792	27,884,983	29,212,856	23,404,617

Net loss per share of common stock, basic and diluted	$(0.43)	$(0.58)	$(1.45)	$(2.23)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)

Net loss	$(12,695)	$(16,254)	$(42,338)	$(52,121)
Other comprehensive (loss) income:
Net unrealized (loss) gain on short-term investments	(1)	5	6	—

Total other comprehensive (loss) income	$(1)	$5	$6	$—

Comprehensive loss	$(12,696)	$(16,249)	$(42,332)	$(52,121)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine months ended September 30, 2018

(In thousands, except shares)

(unaudited)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	(Deficit) Equity
Balance, December 31, 2017 (as adjusted)	—	$—	29,030,757	$29	(33,801)	$(352)	$274,584	$(265,308)	$(6)	$8,947

Issuance of common stock, net of issuance costs	—	—	651,525	1	—	—	3,891	—	—	3,892
Issuance of common stock upon RSU conversion	—	—	25,429	—	—	—	—	—	—	—
Payroll tax withheld for release of RSUs	—	—	—	—	—	—	(46)	—	—	(46)
Share-based compensation expense	—	—	—	—	—	—	2,902	—	—	2,902
Net unrealized gain on investments	—	—	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	—	—	(42,338)	—	(42,338)

Balance, September 30, 2018	—	$—	29,707,711	$30	(33,801)	$(352)	$281,331	$(307,646)	$—	$(26,637)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2018	2017 (as adjusted)
Cash Flows From Operating Activities:
Net loss	$(42,338)	$(52,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,902	3,094
Depreciation and amortization of property and equipment	1,284	951
Amortization of patents and other intangible assets	1,303	1,226
Changes in fair value of earnout, derivative and warrant liabilities	(293)	(311)
Deferred interest on debt	—	2,111
Amortization of senior debt discounts	656	610
Amortization of short-term investment purchase discounts	(131)	(99)
Loss (gain) on sale of equipment	2	(43)
Other adjustments	(71)	(68)
Changes in operating assets and liabilities:
Accounts receivable	(6,667)	(2,484)
Inventories	(242)	(3,501)
Deferred contract sales organization fees	—	720
Other assets	2,413	561
Accounts payable	(3,957)	2,500
Accrued expenses	8,957	8,662

Net cash used in operating activities	(36,182)	(38,192)

Cash Flows From Investing Activities:
Purchases of short-term investments	(17,906)	(40,029)
Sales and maturities of short-term investments	36,491	32,469
Proceeds from sale-leaseback of equipment	—	3,222
Capital expenditures	(1,028)	(2,096)
Intangible asset expenditures	3	(68)

Net cash provided by (used in) investing activities	17,560	(6,502)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	3,892	64,564
Payments made on borrowings	(684)	(784)
Payments made on behalf of Deerfield	—	(40)

Net cash provided by financing activities	3,208	63,740

(Decrease) increase in cash and cash equivalents	(15,414)	19,046

Cash and Cash Equivalents:
Beginning	31,969	24,352
Ending	$16,555	$43,398

Supplemental Disclosure of Noncash Transactions:
Acquired equipment under capital lease	$105	$—
Capital lease liability from purchase of equipment	$105	$—
Issuance of senior secured convertible notes	$—	$6,586
Capital lease liability from sale-leaseback transactions	$—	$3,222
Derivative liability incurred in connection with First Amendment to Facility	$—	$2,107
Beneficial conversion feature incurred on convertible notes	$—	$613
Capital and intangible asset expenditures included in accounts payable	$—	$338
Deferred contract sales organization fees	$—	$70
Supplemental Cash Flow Information:
Interest paid	$6,183	$4,568

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and nature of operations

Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the “Company”) is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet and liquid suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including three approved products for the treatment of attention deficit hyperactivity disorder (“ADHD”). Adzenys XR-ODT was approved by the US Food and Drug Administration (the “FDA”) on January 27, 2016 and launched commercially on May 16, 2016. The Company received approval from the FDA for Cotempla XR-ODT, its methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017, and the Company initiated an early experience program with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017. Also, the Company received approval from the FDA for Adzenys ER oral suspension (“Adzenys ER”) on September 15, 2017 and launched this product on February 26, 2018. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release liquid suspension for the treatment of cough and upper respiratory symptoms of a cold. In addition to its marketed products, the Company is developing NT-0400, its XR-ODT product candidate, for nausea and vomiting. The Company expects to initiate a clinical trial in the fourth quarter of 2018.

Note 2. Summary of significant accounting policies

Basis of presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included.  Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2017 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K and filed with the SEC on March 16, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017.

Principles of consolidation:  At September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

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

Liquidity:  During 2017 and the nine months ended September 30, 2018, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the successful commercialization of its approved products, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. In November 2018, the Company completed an offering of its common stock and restructured its outstanding debt to reduce and possibly delay the amount of principal payable in cash. Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Report on Form 10-Q.

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

Short-term investments:  Short-term investments, if any, consist of debt securities that have original maturities greater than three months but less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of material tax effects reported, as accumulated other comprehensive income or loss, which is a separate component of stockholders’ (deficit) equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in other income (expense) in the consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date, if any, as non-current assets.

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

Intangible assets:  Intangible assets subject to amortization, which principally include proprietary modified-release drug delivery technology, the costs to acquire the rights to Tussionex Abbreviated New Drug Application and patents, are recorded at cost and amortized over the estimated lives of the assets, which primarily range from 10 to 20 years. The Company estimates that the patents it has filed have a future beneficial value. Therefore, costs associated with filing for its patents are capitalized. Once the patent is approved and commercial revenue realized, the costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, the costs will be expensed.

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

Disaggregation of revenue

The following table disaggregates the Company’s net product sales by product:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)

Adzenys XR-ODT	$6,995	$5,304	$18,503	$12,856
Cotempla XR-ODT	4,884	442	12,873	442
Adzenys ER	31	—	206	—
Generic Tussionex	593	1,354	3,013	4,612
	$12,503	$7,100	$34,595	$17,910

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

Advertising costs: Advertising costs are comprised of print and electronic media placements that are expensed as incurred. The Company recognized advertising costs of $149,000 and $599,000 during the three and nine months ended September 30, 2018, respectively, and advertising costs of $51,000 and $299,000 during the three and nine months ended September 30, 2017, respectively.

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

For performance-based stock awards, compensation expense is recognized on a straight-line basis, based on the grant date fair value, over the performance period or through the vesting date, whichever is longer. Management monitors the probability of achievement of the performance conditions and adjusts stock-based compensation expense if necessary.

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

Under ASU guidance for accounting for share-based payments, the Company has elected to continue estimating forfeitures at the time of grant and, if necessary, revise the estimate in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of September 30, 2018 and December 31, 2017, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOL’s) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at September 30, 2018 and December 31, 2017, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Recent accounting pronouncements: In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The standard is effective for public entities for the fiscal years ending after December 15, 2020, with early adoption permitted for the removed disclosures and delayed adoption permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13 on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which was issued to state the income tax accounting implications of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The guidance clarifies the measurement period timeframe, changes in subsequent reporting periods and reporting requirements as a result of the TCJA. The measurement period begins in the period that includes the TCJA’s enactment date, which was December 22, 2017, and as a result the Company has reflected the impact of this ASU on the deferred tax calculation as of December 31, 2017.

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

Impacts to Previously Reported Results

Adoption of the new revenue standard impacted the Company’s previously reported results as follows:

	Three Months Ended September 30, 2017
	As Previously	New Revenue Standard
Condensed consolidated statement of operations	Reported	Adjustment	As Adjusted
	(in thousands, except per share amounts)
Revenue: net product sales	$6,695	$405	$7,100
Cost of goods sold	2,422	401	2,823
Gross profit	4,273	4	4,277
Net loss attributable to common stock	(16,258)	4	(16,254)
Net loss per share of common stock, basic and diluted	(0.58)	—	(0.58)

	Nine months Ended September 30, 2017
	As Previously	New Revenue Standard
Condensed consolidated statement of operations	Reported	Adjustment	As Adjusted
	(in thousands, except per share amounts)
Revenue: net product sales	$17,231	$679	$17,910
Cost of goods sold	9,613	777	10,390
Gross profit	7,618	(98)	7,520
Net loss attributable to common stock	(52,023)	(98)	(52,121)
Net loss per share of common stock, basic and diluted	(2.22)	—	(2.23)

	December 31, 2017
	As Previously	New Revenue Standard
Condensed consolidated balance sheet	Reported	Adjustment	As Adjusted
	(in thousands)
Inventories	$13,459	$(1,727)	$11,732
Other current assets	5,093	(1,518)	3,575
Total current assets	82,640	(3,245)	79,395
Accrued expenses	10,570	10,374	20,944
Deferred revenue	14,676	(14,676)	—
Total current liabilities	37,602	(4,302)	33,300
Accumulated deficit	(266,365)	(1,057)	(265,308)
Total liabilities and stockholder’ equity	107,353	(3,245)	104,108

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

The following potentially dilutive securities outstanding as of September 30, 2018 and 2017 were excluded from consideration in the computation of diluted net loss per share of common stock for the nine months ended September 30, 2018 and 2017, respectively, because including them would have been anti-dilutive:

	September 30,
	2018	2017

Senior Secured Convertible Notes — registered conversion shares not issued	—	940,924
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Stock options outstanding	3,760,821	2,455,555
RSUs granted, not released	115,314	78,750

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	10,813	5,742	—	16,555
Total financial assets	$10,813	5,742	—	$16,555

Earnout liability	$—	$—	$170	$170
Derivative liability (see Note 8)	—	—	1,367	1,367
Total financial liabilities	$—	$—	$1,537	$1,537

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$31,969	$—	$—	$31,969
Short-term investments	—	18,448	—	18,448
Total financial assets	$31,969	$18,448	$—	$50,417

Earnout liability	$—	$—	$170	$170
Derivative liability (see Note 8)	—	—	1,660	1,660
Total financial liabilities	$—	$—	$1,830	$1,830

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with original maturities of 90 days or less at the date of purchase at September 30, 2018 and December 31, 2017. Asset values were considered to approximate fair value due to their short-term nature.

The Company’s Level 2 assets included commercial paper and corporate bonds with maturities of less than one year that are not actively traded which were classified as available-for-sale securities. The level 2 cash equivalents consist of U.S. agency bonds and corporate commercial paper that mature in less than 90 days which are valued using quoted prices and other data values. The estimated fair values of these securities were determined by third parties using valuation techniques that incorporate standard observable inputs and assumptions such as quoted prices for similar assets, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

The Company’s cash and cash equivalents and short-term investments had quoted prices at September 30, 2018 and December 31, 2017 as shown below:

	September 30, 2018
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$10,813	$—	$10,813

Financial and corporate debt securities	5,742	—	5,742

	$16,555	$—	$16,555

	December 31, 2017
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$31,969	$—	$31,969

Financial and corporate debt securities	18,454	(6)	18,448

	$50,423	$(6)	$50,417

The Company’s Level 3 liabilities included the fair value of the earnout liability and the fair value of the Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. derivative liability at September 30, 2018 and December 31, 2017.

The fair value of the derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at September 30, 2018 and December 31, 2017. There were no significant changes in the pricing assumptions during the nine months ended September 30, 2018. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	Derivative Liability
Date of Valuation	9/30/2018	12/31/2017
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	N/A
Time period from valuation until maturity of debt (yrs.)	3.6	4.4

Cumulative probability of a change in control prepayment implied by model	26%	27%
Cumulative probability of other accelerated prepayments implied by model	14%	17%
Discount rate	19.30%	16.20%
Fair value of liability at valuation date (thousands)	$1,367	$1,660

Significant changes to these assumptions would result in increases/decreases to the fair value of the debt derivative liability.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3
Liabilities
(in thousands)
Balance at December 31, 2017	$1,830

Change in fair value	(293)

Balance at September 30, 2018	$1,537

Note 5. Inventories

Inventories at the indicated dates consist of the following:

		December 31,
	September 30, 2018	2017 (as adjusted)
	(in thousands)
Raw materials	$4,126	$3,476
Work in progress	3,847	6,155
Finished goods	4,194	2,470

Inventory at cost	12,167	12,101
Inventory reserve	(193)	(369)

	$11,974	$11,732

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

For the three months ended September 30, 2018 and 2017, approximately $1,000 and $10,000, respectively, and for the nine months ended September 30, 2018 and 2017, approximately $4,000 and $43,000, respectively, of the net gain on sale-leasebacks was recognized in other income on the condensed consolidated statements of operations.

Note 7. Accrued expenses

Accrued expenses as of September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017 (as adjusted)
	(in thousands)
Accrued savings offers	$8,924	$7,168
Accrued rebates	6,609	4,008
Accrued customer returns	4,240	2,711
Accrued wholesaler fees	3,336	2,345
Accrued payroll and benefits	4,261	2,534
Other accrued expenses	2,577	2,178
Total accrued expenses	$29,947	$20,944

Note 8. Long-term debt

Long-term debt at the indicated dates consists of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Deerfield senior secured credit facility, net of discount of $2,188 and $2,843, respectively	$57,812	$57,156
Capital leases, maturing through November 2022	2,099	2,678

	59,911	59,834
Less current portion	(16,019)	(896)

Long-term debt	$43,892	$58,938

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

The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.1 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10%. As of September 30, 2018, the fair value of the derivative is $1.4 million (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company’s evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which will be amortized using the effective interest method to interest expense over the one-year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital on June 1, 2017 in stockholders’ (deficit) equity in the Company’s financial statements.

In connection with the Facility, the Company paid a $1,350,000 yield enhancement fee to Deerfield,  approximately $173,000 of legal costs to the Company’s attorneys and $58,000 of legal costs on behalf of Deerfield’s attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method.

Pursuant to the Convertible Notes, if the Company had failed to provide the number of conversion shares, then the Company would have paid damages to Deerfield or subsequent holder or any designee (“Holder”) for each day after the third business day after receipt of notice of conversion (the “Share Delivery Date”) that such conversion was not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of September 30, 2018, the Company was in compliance with the covenants under the Facility.

Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt and 25.35% on the Convertible Notes, charged to interest expense and totaled $229,000 and $656,000 for the three and nine months ended September 30, 2018, respectively, and $365,000 and $610,000 for the three and nine months ended September 30, 2017, respectively.

Capital lease obligations:  Capital lease obligations consist of sale-leaseback and equipment leases, both of which include options to purchase. As described in Note 6, during the years ended December 31, 2017, 2014 and 2013, the Company entered into agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $3.2 million, $795,000 and $5.5 million, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.9%, 14.5% and 14.5%, respectively. Total interest expense on all capital leases was $82,000 and $268,000 for the three and nine months ended September 30, 2018, respectively, and $115,000 and $157,000 for the three and nine months ended September 30, 2017, respectively.

Future principal payments of long-term debt including capital leases are as follows:

Period ending:	September 30,
(in thousands)

2019	$16,019
2020	16,036
2021	15,020
2022	15,021
2023	3
Thereafter	—

Future principal payments	$62,099

Less unamortized debt discount related to long-term debt	(2,188)
Less current portion of long-term debt	(16,019)

Total long-term debt	$43,892

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

During the three months ended September 30, 2018, the Company sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million. As of September 30, 2018, $51.2 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $32.2 million of common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

On May 1, 2018 and July 5, 2018, the Company issued 17,832 shares and 7,597 shares of common stock, respectively, pursuant to the conversion of vested RSUs.

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

The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s compensation committee. The Company’s compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s compensation committee may delegate authority to grant certain awards to the Company’s chief executive officer. Through September 30, 2018, the Company has granted options, restricted stock and RSUs. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock and to grant restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2017, 9,304 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. During the nine months ended September 30, 2018, 21,145 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of September 30, 2018, 1,442,363 shares of common stock remain available for grant under the 2015 Plan.

In June 2018, the Company adopted the Neos Therapeutics, Inc. 2018 Inducement Plan (the “Inducement Plan”) which had 800,000 shares of common stock reserved and available for issuance. The Inducement Plan allows the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Inducement Plan is administered by the Company’s compensation committee. The exercise price per share for the stock covered by a stock award granted pursuant to the Inducement Plan shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the Inducement Plan expire after 10 years following the grant date. Under the Company’s employment agreement dated June 27, 2018 with Gerald McLaughlin, the Company’s Chief Executive Officer, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 600,000 shares of the Company’s common stock, which vests in equal annual installments over four years from Mr. McLaughlin’s start date. In addition, on July 30, 2018, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 200,000 shares of the Company’s common stock. The shares underlying this option shall vest subject to certain performance metrics to be evaluated for the fiscal year ending December 31, 2019. As of September 30, 2018, no shares of common stock remain available for grant under the Inducement Plan.

Share-based Compensation Expense

The Company has reported share-based compensation expense for the three and nine months ended September 30, 2018 and 2017, respectively, in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of goods sold	$138	$116	$380	$287
Research and development	129	114	328	298
Selling and marketing	273	247	836	660
General and administrative	309	684	1,358	1,849
	$849	$1,161	$2,902	$3,094

The total share based compensation expense included in the table above is attributable to stock options and RSUs of $719,000 and $129,000 for the three months ended September 30, 2018, respectively, and $2.6 million and $266,000 for the nine months ended September 30, 2018, respectively. The total share based compensation expense included in the table above is attributable to stock options, RSUs and restricted stock of $1.1 million, $31,000 and $23,000 for the three months ended September 30, 2017, respectively, and $3.0 million, $52,000 and $68,000 for the nine months ended September 30, 2017, respectively.

As of September 30, 2018, there was $7.6 million of compensation costs adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years for stock options and 3.1 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

During the nine months ended September 30, 2018, the Company’s board of directors granted 877,789 options under the 2015 Plan. In June and July 2018, the Company granted 600,000 and 200,000 options, respectively, under the Inducement Plan to Gerald McLaughlin, the Company’s Chief Executive Officer, at an exercise price of $6.20 and $5.55 per share, respectively.

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

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

Nine months Ended
September 30, 2018

Estimated dividend yield	0.00%
Expected stock price volatility	60.00%
Weighted-average risk-free interest rate	2.73%
Expected life of option in years	6.12
Weighted-average option fair value at grant	$3.99

A summary of outstanding and exercisable options as of September 30, 2018 and December 31, 2017 and the activity from December 31, 2017 through September 30, 2018, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2017	2,454,973	$11.195	$4,764

Exercisable at December 31, 2017	1,137,766	$10.919	$2,890

Granted	1,677,789	$6.88
Exercised	—	—
Expired, forfeited or cancelled	(371,941)	13.59

Outstanding at September 30, 2018	3,760,821	$9.03	$804

Exercisable at September 30, 2018	1,627,020	$10.64	$804

The weighted-average remaining contractual life of options outstanding and exercisable on September 30, 2018 was 8.1 and 6.8 years, respectively. The option exercise prices for all options granted January 1, 2018 through September 30, 2018 ranged from $5.55 per share to $10.40 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2017 was 7.9 and 7.2 years, respectively. The option exercise price for all options granted in the year ended December 31, 2017 ranged from $7.00 to $9.10 per share.

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

The Company satisfies its RSUs by issuing the Company’s common shares when RSUs vest and are issued. In addition, when RSUs vest and are issued, RSU recipients may elect to have the Company withhold units as consideration for the tax withholding obligation for their vested RSUs. On May 1, 2018 and July 5, 2018, 19,686 and 12,500 vested RSUs were converted into an equivalent 17,832 shares and 7,597 shares of common stock, respectively. The Company withheld 1,854 shares and 4,903 shares of its common stock to partially satisfy tax withholding obligation upon vesting of the RSUs in May and in July, respectively.

A summary of outstanding RSUs as of September 30, 2018 and December 31, 2017 and the activity from December 31, 2017 through September 30, 2018, is presented below:

		Weighted-
	Number of	Average
	RSUs	Fair Value

Outstanding at December 31, 2017	85,000	$7.15

Granted	93,750	8.30
Converted	(25,429)	7.25
Withheld for tax obligation	(6,757)	7.25
Expired, forfeited or cancelled	(31,250)	7.78

Outstanding at September 30, 2018	115,314	$7.89

The weighted-average remaining contractual life of RSUs outstanding on September 30, 2018 was 9.1 years.

Restricted stock

The Company did not issue any shares of restricted stock for the nine months ended September 30, 2018, or for the year ended December 31, 2017. No vested restricted stock awards were settled during the nine months ended September 30, 2018.

The Company had no unvested restricted stock as of September 30, 2018 and December 31, 2017.  For the nine months ended September 30, 2018, there were no shares of restricted stock granted or forfeited.

Note 11. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of December 31, 2017 and September 30, 2018.

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

Operating lease:  The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations, which commenced on May 1, 2016. The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $1.0 million at September 30, 2018 and $1.1 million at December 31, 2017, respectively. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $44,000 and $150,000 for the three and nine months ended September 30, 2018, respectively, and $60,000 and $181,000 for the three and nine months ended September 30, 2017, respectively. Rent expense for these leases, excluding the share of operating expenses, was $253,000 and $758,000 for the three and nine months ended September 30, 2018, respectively, and $253,000 and $757,000 for the three and nine months ended September 30, 2017, respectively.

Cash incentive bonus plan:  In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $353,000 and $1,164,000 of compensation expense for the three and nine months ended September 30, 2018, respectively, and $316,000 and $934,000 for the three and nine months ended September 30, 2017, respectively, under the Bonus Plan.

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

Note 15. Subsequent events

On October 23, 2018, the Company entered into an Exclusive License Agreement (“NeuRx License”) with NeuRx Pharmaceuticals LLC for the exclusive worldwide right to research, develop, manufacture, make, have made, use, distribute, sell, have sold, offer for sale, import, export and otherwise commercialize NRX-101 for the treatment, prevention and diagnosis of any and all diseases and conditions. The NeuRx License provides for an upfront payment of $175,000, development and milestone payments and royalties based on annual net sales, as defined in the agreement.  Royalties are to be paid on a country-by-country and licensed product-by-licensed product basis, during the period of time beginning on the first commercial sale of such licensed product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim in any licensed patent in such country that covers such licensed product in such country; and or (ii) expiration of regulatory exclusivity of such licensed product in such country.

On November 5, 2018, the Company and Deerfield entered into an amendment (“Second Amendment”) to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of the November Offering.  The Second Amendment provides an option for the $15.0 million principal on the Facility due in May 2020 to be paid in either May 2021 or May 2022 upon the achievement of certain revenue milestones as described in the Second Amendment.  Also, pursuant to the Second Amendment, the Company amended and restated its outstanding notes under the Facility in the form of senior secured convertible notes.  The Company has the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate.  Additionally, subject to the terms of the amended and restated convertible notes, Deerfield has the right to convert the remaining principal under the Facility into shares of Common Stock not to exceed 3,796,668 shares in the aggregate at a conversion price of 95% of the greater of the average of the volume weighted average price per share of the Common Stock for the three trading day period immediately preceding such conversion and $10.00.

On November 5, 2018, the Company filed Supplement No. 1 to the prospectus dated August 12, 2016, which reduced the size of the continuous offering by the Company under such prospectus relating to the offering of Common Stock pursuant to the Sales Agreement. Following the reduction, the Company is authorized to issue up to $7,825,113 of its common stock pursuant to the Sales Agreement (inclusive of amounts previously sold thereunder prior to the date hereof).

On November 8, 2018, the Company closed an underwritten public offering (“November Offering”) of 19,999,999 shares of its common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of its common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. The net proceeds to the Company from this offering, after deducting offering expenses payable by the Company and taking into account of certain reimbursement by the underwriters, were approximately $43.4 million.

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

OVERVIEW

We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary microparticle modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER oral suspension (“Adzenys ER”), for the treatment of attention deficit hyperactivity disorder (“ADHD”). Our products and product candidates are extended-release (“XR”), medications in patient-friendly, orally disintegrating tablets (“ODT”) or liquid suspension dosage forms. Our microparticle technology platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration (“FDA”), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product on May 16, 2016. We received approval from the FDA for Cotempla XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017. We initiated an early experience program with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017. Also, we received approval from the FDA for Adzenys ER, our amphetamine extended-release liquid suspension, on September 15, 2017, and launched the commercialization of this product on February 26, 2018. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market. In addition to our marketed products, we are developing NT-0400, our XR-ODT product candidate, for nausea and vomiting. We expect to initiate a clinical trial in the fourth quarter of 2018.

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

On October 23, 2018, we entered into an Exclusive License Agreement (the “License Agreement”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted an exclusive, royalty-bearing license to us to develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX 101, referred to by us as NT0501, on a world wide basis. NT0501 is a new chemical entity and is a candidate for the treatment of sialorrhea (excessive salivation or drooling). We will utilize our microparticle technology platform to develop NT0501 to address the significant unmet medical needs for the treatment of chronic sialorrhea in adult and pediatric patients with neurological conditions including cerebral palsy, Parkinson’s disease, mental retardation, and amyotrophic lateral sclerosis (ALS).

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $42.3 million and $65.8 million for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, we had accumulated deficits of approximately $307.6 million and $265.3 million, respectively. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

•                  continue to enforce our intellectual property rights; and

•                  operate as a public company.

FINANCIAL OPERATIONS OVERVIEW

Revenue

Prior to 2017, our revenue was generated primarily from product sales of our generic Tussionex recorded on a net sales basis. Sales of our generic Tussionex are seasonal and correlate with the cough and cold season. We launched commercialization of Adzenys XR-ODT on May 16, 2016, initiated an early experience program with Cotempla XR-ODT with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017 and launched commercialization of Adzenys ER on February 26, 2018. We sell our products to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of our acquisition of all of the rights to commercialize and derive future profits from the Tussionex ANDA, and the continuing commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, we expect our future revenue to increase from historical levels.

We expect the number of prescriptions filled for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to continue to increase. In addition, we expect product shipments to our wholesalers to correspondingly increase. For the three and nine months ended September 30, 2018, wholesalers purchased 64,835 units and 191,441 units of Adzenys XR-ODT, respectively, as compared to 55,202 units and 140,668 units for the three and nine months ended September 30, 2017, respectively. Unit shipments of Cotempla XR-ODT for the three and nine months ended September 30, 2018 were 45,347 and 146,576, respectively, as compared to 4,502 units for the three and nine months ended September 30, 2017. Cotempla XR-ODT launched in the third quarter of 2017. Unit shipments of Adzenys ER, which launched commercially on February 26, 2018, were 210 units and 1,434 units for the three and nine months ended September 30, 2018, respectively.

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

Prior to 2016 and the launch of Adzenys XR-ODT, the largest component of our total operating expenses had been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
NT-0102 Cotempla XR-ODT	$544	$110	1,114	$1,902
NT-0201 Adzenys ER	1	61	18	137
NT-0202 Adzenys XR-ODT	65	159	960	456
Other Research and Development Activities (1)	1,427	1,427	4,017	4,678
	$2,037	$1,757	$6,109	$7,173

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

We believe that our selling and marketing expenses may continue at these levels with the continuing commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in the United States.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenues

The following table summarizes our revenues for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017 (as adjusted)	Increase (Decrease)	%Increase (Decrease)
	(in thousands)

Product	$12,503	$7,100	$5,403	76.1%

Total product revenues were $12.5 million for the three months ended September 30, 2018, an increase of $5.4 million or 76.1%, from the $7.1 million for the three months ended September 30, 2017. The increase was primarily due to a $4.4 million increase in net sales of Cotempla XR-ODT for which commercialization commenced on September 5, 2017 with an early experience program. Sales from Adzenys XR-ODT increased $1.7 million to $7.0 million for the three months ended September 30, 2018 from $5.3 million for the three months ended September 30, 2017. Net sales of Adzenys ER, which launched on February 26, 2018, were negligible for the three months ended September 30, 2018. The increase from sales of our ADHD products was partially offset by a $0.8 million decrease in net sales of our generic Tussionex to $0.6 million for the three months ended September 30, 2018 from $1.4 million for the three months ended September 30, 2017, primarily due to alternative treatment options for this product.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017 (as adjusted)	Increase (Decrease)	%Increase (Decrease)
	(in thousands)

Cost of goods sold	$6,957	$2,823	$4,134	146.4%

The total cost of goods sold was $7.0 million for the three months ended September 30, 2018, an increase of $4.1 million or 146.4%, from $2.8 million for the three months ended September 30, 2017. This increase was due to a $1.4 million increase in product costs and an associated increase of $0.3 million of finished drug, royalty fees and logistic costs relating to the 31.9% increase in product revenues of Adzenys XR-ODT as compared to the three months ended September 30, 2017 coupled with increases in product revenues of Cotempla XR-ODT and Adzenys ER, which commenced on September 5, 2017 and February 26, 2018, respectively. In addition, labor and indirect production variances increased $2.4 million as the company invested in increased capacity ahead of anticipated production volume increases during the three months ended September 30, 2018 as compared to favorable production variances relating to increased production during the three months ended September 30, 2017 to meet sales demand for the three branded products.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Research and development expenses	$2,037	$1,757	$280	15.9%

Research and development expenses were $2.0 million for the three months ended September 30, 2018, an increase of approximately $0.3 million or 15.9%, from $1.8 million for the three months ended September 30, 2017. The increase was primarily related to higher costs associated with our post-marketing commitment studies for the three months ended September 30, 2018.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Selling and marketing expenses	$10,446	$12,618	$(2,172)	(17.2)%

The total selling and marketing expenses were $10.4 million for the three months ended September 30, 2018, a decrease of $2.2 million or 17.2%, from $12.6 million for the three months ended September 30, 2017. The decrease was primarily due to $6.4 million of contract sales organization expenses which discontinued when we established our internal sales team in April 2018, $0.5 million in professional services and $0.3 million in marketing expenses. The decreased selling and marketing expenses were partially offset by an increase of $3.5 million in salaries and benefits and $1.3 million in travel and entertainment expenses associated with the buildup of our internal sales team and to support the sales of our ADHD products. Sales force salaries and travel and entertainment expense was included in the contract sales organization expenses in the three months ended September 30, 2017.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

General and administrative expenses	$3,537	$3,911	$(374)	(9.6)%

The total general and administrative expenses were $3.5 million for the three months ended September 30, 2018, a decrease of $0.4 million or 9.6%, from the $3.9 million for the three months ended September 30, 2017. The decrease was primarily from lower professional service expenses for legal, accounting, tax and general administration for the three months ended September 30, 2018.

Interest expense

The following table summarizes interest expense for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Interest expense	$2,260	$2,648	$(388)	(14.7)%

The total interest expense was $2.3 million for the three months ended September 30, 2018, a decrease of approximately $0.4 million or 14.7%, from $2.6 million for the three months ended September 30, 2017. Interest expense for both periods was primarily from interest on the Facility (see Note 8 to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details). The principal balance on the Facility was lower in the three months ended September 30, 2018 than during the three months ended September 30, 2017, which resulted in the $0.4 million decrease.

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Other income, net	$39	$403	$(364)	(90.3)%

Other income, net was negligible for the three months ended September 30, 2018. Other income, net was $0.4 million for the three months ended September 30, 2017. The decrease of $0.4 million other income, net was due to the change in fair value of the Deerfield debt derivation for the three months ended September 30, 2018. Other income, net mainly consisted of change in fair value of the Deerfield debt derivative and interest income for both of the three months ended September 30, 2018 and 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2018 and 2017:

	Nine months Ended
	September 30,
	2018	2017 (as adjusted)	Increase (Decrease)	%Increase (Decrease)
	(in thousands)

Product	$34,595	$17,910	$16,685	93.2%

Total product revenues were $34.6 million for the nine months ended September 30, 2018, an increase of $16.7 million or 93.2%, from the $17.9 million for the nine months ended September 30, 2017. The increase was primarily due to a $12.4 million increase in net sales of Cotempla XR-ODT, which commenced on September 5, 2017 with an early experience program. Sales from Adzenys XR-ODT increased $5.6 million to $18.5 million for the nine months ended September 30, 2018 from $12.9 million for the nine months ended September 30, 2017. Net sales of Adzenys ER, which launched on February 26, 2018, were $0.2 million. These increases were partially offset by an $1.6 million decrease in net sales of our generic Tussionex to $3.0 million for the nine months ended September 30, 2018 from $4.6 million for the nine months ended September 30, 2017, primarily due to alternative treatment options for this product.

Cost of goods sold

The following table summarizes our cost of goods sold for the nine months ended September 30, 2018 and 2017:

	Nine months Ended
	September 30,
	2018	2017 (as adjusted)	Increase (Decrease)	%Increase (Decrease)
	(in thousands)

Cost of goods sold	$19,165	$10,390	$8,775	84.5%

The total cost of goods sold was $19.2 million for the nine months ended September 30, 2018, an increase of $8.8 million or 84.5%, from the $10.4 million for the nine months ended September 30, 2017. This increase was due to a $7.5 million increase in product costs and an associated increase of $1.7 million of finished drug, royalty fees and logistic costs relating to the 43.9% increase in sales of Adzenys XR-ODT for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 and sales of Cotempla XR-ODT and Adzenys ER, which commenced on September 5, 2017 and February 26, 2018, respectively. Partially offsetting the increased product costs were favorable labor and indirect production variances of $0.4 million associated with manufacturing efficiencies from increased production during the first half of 2018 to meet sales demand for the three branded products.

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2018 and 2017:

	Nine months Ended
	September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Research and development expenses	$6,109	$7,173	$(1,064)	(14.8)%

Research and development expenses were $6.1 million for the nine months ended September 30, 2018, a decrease of $1.1 million or 14.8%, from $7.2 million for the nine months ended September 30, 2017. The decrease was primarily related to lower product development expenses for the nine months ended September 30, 2018 as a result of the FDA approvals of Cotempla XR-ODT in June 2017 and Adzenys ER in September 2017.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the nine months ended September 30, 2018 and 2017:

	Nine months Ended
	September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Selling and marketing expenses	$34,993	$35,030	$(37)	(0.1)%

The total selling and marketing expenses were $35.0 million for both of the nine months ended September 30, 2018 and September 30, 2017. The main changes in selling and marketing expenses for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 were decreased contract sales organization expenses of $11.3 million and increased salary and benefit expenses of $7.8 million, travel and entertainment expenses of $2.8 million and administrative expenses of $0.9 million due to the establishment of our internal sales team in April 2018 and to support the sales of Cotempla XR-ODT and Adzenys ER, which commenced on September 5, 2017 and February 26, 2018, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2018 and 2017:

	Nine months Ended
	September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

General and administrative expenses	$10,588	$10,766	$(178)	(1.7)%

The total general and administrative expenses were $10.6 million for the nine months ended September 30, 2018, a decrease of $0.2 million or 1.7%, from the $10.8 million for the nine months ended September 30, 2017.  The decrease was primarily from lower professional service expenses for legal, accounting and tax for the nine months ended September 30, 2018.

Interest expense

The following table summarizes interest expense for the nine months ended September 30, 2018 and 2017:

	Nine months Ended
	September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Interest expense	$6,712	$7,250	$(538)	(7.4)%

The total interest expense was $6.7 million for the nine months ended September 30, 2018, a decrease of approximately $0.5 million or 7.4%, from the $7.3 million for the nine months ended September 30, 2017. Interest expenses for both periods were primarily from interest on the Facility (see Note 8 to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details).

Other income (expense), net

The following table summarizes our other income (expense) for the nine months ended September 30, 2018 and 2017:

	Nine months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)

Other income, net	$634	$578	$56	9.7%

Other income, net stayed flat at $0.6 million for both of the nine months ended September 30, 2018 and 2017. Other income, net mainly consisted of change in fair value of the Deerfield debt derivative and interest income for both of the nine months ended September 30, 2018 and 2017.

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

During the three months ended September 30, 2018, we sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million.

On November 5, 2018, we supplemented the Shelf to reduce the size of the Sales Agreement to up to $7,825,113 of our common stock (inclusive of amounts previously sold thereunder prior to the date hereof), effective on November 5, 2018.  As of the date hereof, sales of our common stock under the Sales Agreement are currently suspended.

On November 8, 2018, we closed an underwritten public offering 19,999,999 shares of our common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. The net proceeds to us from this offering, after deducting offering expenses payable by us and taking into account of certain reimbursement by the underwriters, were approximately $43.4 million.  Also, on November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of the offering to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2018.  Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved.  Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes (the “A&R Notes”) issued under the Facility, to convert principal under the A&R Notes into our common stock, subject to a floor of 95% of $10.00 per share.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of September 30, 2018, we had $16.6 million in cash and cash equivalents. On November 8, 2018, we completed an offering of our common stock and restructured our debt to reduce and possibly delay the amount of principal payable in cash. We believe that with this additional financing, our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months after filing this Quarterly Report on Form 10-Q.

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

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine months ended
	September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)

Net cash (used in) provided by:
Net cash used in operating activities	$(36,182)	$(38,192)	$2,010
Net cash provided by (used in) investing activities	17,560	(6,502)	24,062
Net cash provided by financing activities	3,208	63,740	(60,532)

Net (decrease) increase in cash and cash equivalents	$(15,414)	$19,046	$(34,460)

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

Net cash used in operating activities was $36.2 million and $38.2 million for the nine months ended September 30, 2018 and 2017, respectively. The $2.0 million decrease in net cash used from operating activities was due to the $9.8 million decrease in our net losses, as discussed in “Results of Operations” above, a $1.8 million decrease in noncash items and a $6.0 million decrease in the provision of cash from working capital.

The decrease of $6.0 million in cash provided by working capital changes resulted primarily from a $6.2 million decreased cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments, a $4.2 million decrease in accounts receivable due to timing of collections, and a $0.7 million decrease from the discontinued deferred commercial sales organization costs due to the transitioning of our sales organization from contracted to internal in April, 2018. The decrease was partially offset by a $3.3 million increase from decreased inventories due to increased sales for our branded products, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, for the nine months ended September 30, 2017, and a $1.9 million increase in other assets mainly associated with prepaid expenses. The decrease of $1.8 million in noncash items was primarily due to a $2.1 million decrease in deferred interest on debt to Deerfield and a $0.2 million decrease in share-based compensation expense, partially offset by a $0.3 million increase in depreciation and amortization of property and equipment.

Cash provided by (used in) investing activities

Net cash provided by investing activities is generally due to investments of our cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash provided by investing activities was $17.6 million for the nine months ended September 30, 2018 primarily from $36.5 million of sales and maturities of short-term investments, partially offset by the $17.9 million purchase of short-term investments and $1.0 million of capital expenditures principally for production equipment. Net cash used in investing activities of $6.5 million for the nine months ended September 30, 2017 was primarily due to $40.0 million of purchases of short-term investments and $2.1 million of capital expenditures, partially offset by $32.5 million of sales and maturities of short-term investments and $3.2 million of proceeds from sale-leaseback of equipment.

Cash provided by financing activities

Net cash provided by financing activities of $3.2 million in the nine months ended September 30, 2018 was from $3.9 million of proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs, partially offset by $0.7 million of payments under the capital leases. Net cash provided by financing activities of $63.7 million in the nine months ended September 30, 2017 included $64.6 million of proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs, partially offset by $0.8 million of payments under the capital leases.

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

On November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of the offering to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2018.  Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved.  Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the A&R Notes, to convert principal under the A&R Notes into our common stock, subject to a floor of 95% of $10.00 per share.

Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of September 30, 2018, we were in compliance with the covenants under the Facility.

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

During the three months ended September 30, 2018, we sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million. As of September 30, 2018, $51.2 million of our common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf, including $32.2 million of common stock which remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

On November 5, 2018, we filed Supplement No. 1 to the prospectus dated August 12, 2016, which reduced the size of our continuous offering of our common stock pursuant to the Sales Agreement. Following the reduction, we are authorized to issue up to $7,825,113 of our common stock pursuant to the Sales Agreement (inclusive of amounts previously sold thereunder prior to the date hereof).

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

Under recent guidance for accounting for share-based payments, we have elected to continue estimating forfeitures at the time of grant and, if necessary, revise the estimate in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest. The adoption of this standard in 2017 did not have a material impact on our business, financial position, results of operations or liquidity.

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following tables reflect summaries of our estimates of future material contractual obligations as of September 30, 2018. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter
	(In thousands)

Deerfield senior secured facility	$77,272	$22,268	$38,644	$16,360	$—
Capital leases for equipment	2,410	1,257	1,128	25	—
Earnout liability	170	—	—	—	170
Texas facility operating lease	6,422	955	1,998	2,098	1,371
Pennsylvania office space lease	398	152	246	—	—
Equipment operating leases	130	73	57	—	—
	$86,802	$24,705	$42,073	$18,483	$1,541

We had borrowed all $60.0 million under the Deerfield Facility as of September 30, 2018. The payments above are inclusive of related interest amounts as of September 30, 2018.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of September 30, 2018, we had cash and cash equivalents of $16.6 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

The facilities used by us to manufacture our products and any product candidates that we may develop are subject to inspections, including pre-approval inspections following our submission of any NDAs to the FDA for any product candidates that we may develop. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA conducted a Post-Marketing Adverse Drug Experience Reporting Inspection from June 25 through June 27, 2018. The FDA did not have any findings and did not issue a Form FDA 483. The FDA conducted a complete Six Systems cGMP inspection of our Grand Prairie, Texas facility from September 4 through September 7, 2018 and did not issue any Form FDA 483s.

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

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Shire under the brand names Adderall XR, Vyvanse and Mydayis and by Tris Pharmaceuticals, or Tris, under the brand name Quillivant XR, a reconstituted liquid suspension, and QuilliChew ER, a chewable formulation and Dyanavel XR, a liquid suspension, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, by Rhodes Pharmaceuticals under the brand name Aptensio XR, a capsule, and by Novartis under the brand names Focalin XR and Ritalin LA. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Sunovian, KemPharm, Ironshore Pharmaceuticals and Neurovance. On August 9, 2018, Ironshore Pharmaceuticals announced the FDA approval for its ADHD product Jornay PM, a delayed-release and extended-release formulation of methylphenidate, which it expects to commercially launch in the first half of 2019.

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

We must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to applicable parts of the FDA’s Good Laboratory Practices, or GLP, and cGMP requirements enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure to comply with cGMP requirements or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. Additionally, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11, 2017 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA conducted a Post-Marketing Adverse Drug Experience Reporting Inspection from June 25, 2018 through June 27, 2018. The FDA did not have any findings and did not issue a Form FDA 483. The FDA conducted a complete Six Systems cGMP inspection of our Grand Prairie, Texas facility from September 4 through September 7, 2018 and did not issue any Form FDA 483s. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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

Manufacturers of pharmaceutical products need to comply with cGMP requirements enforced by the FDA through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such products or product candidate or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical development, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our products or product candidates. The FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA conducted a Post-Marketing Adverse Drug Experience Reporting Inspection from June 25, 2018 through June 27, 2018. The FDA did not have any findings and did not issue a Form FDA 483. The FDA conducted a complete Six Systems cGMP inspection of our Grand Prairie, Texas facility from September 4 through September 7, 2018 and did not issue any Form FDA 483s.

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

Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”.  However, the new presidential administration has indicated that enacting changes to the Affordable Care Act is a legislative priority, and has discussed repealing and replacing the Affordable Care Act or amending the Affordable Care Act.  For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing the individual mandate, effective January 1, 2019.  In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA.  Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017 and again on July 18, 2018.  In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In 2018, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act, and litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results.  Changes to the Affordable Care Act or other existing health care regulations could significantly impact our business and the pharmaceutical industry. Although it is too early to determine the effect of legal challenges, pending legislation, and executive action on the Affordable Care Act, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover any and all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business. In addition, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products. For example, we have experienced increasing difficulty in procuring insurance coverage for our products, in particular, our opioid-based product, and product candidates due to their status as controlled substances.

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

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. For example, we may fail to realize the anticipated benefits of the license of NT0501, our in-licensed product candidate, and there is no assurance that we will be able to maintain the license for NT0501 at all. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

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

Our company has limited operating history commercializing branded products. Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER require substantial resources as we implement commercialization strategies to seek to begin generating substantial revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any substantial revenue or revenue at all. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER, if any, or any of our other product candidates, if approved in the near term, if ever. We have incurred significant net losses of $42.3 million for the nine months ended September 30, 2018, and $65.8 million and $82.8 million for the years ended December 31, 2017 and 2016, respectively. As of September 30, 2018 and December 31, 2017, we had accumulated deficits of $307.6 million and $265.3 million, respectively. We have devoted most of our financial resources to implementation of our commercialization strategies, manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and operate a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

On May 11, 2016, we entered into a $60 million senior secured credit facility with Deerfield as lender. Approximately $33 million of the proceeds was used to repay the existing senior and subordinated debt that was otherwise payable in 2016 and 2017. Principal on the debt is due in three equal annual installments beginning in May 2019 and continuing through May 2022, with a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. All obligations under our credit facility are secured by substantially all of our existing property and assets subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of September 30, 2018 and December 31, 2017, we had accumulated deficits of $307.6 million and $265.3 million, respectively. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to market our approved products and continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our credit facility with Deerfield. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $15.00 per share, our stock price has ranged from $2.68 to $28.99, through November 5, 2018. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

As of September 30, 2018, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 28% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

10.1	Neos Therapeutics, Inc. 2018 Inducement Plan and forms of restricted stock unit award agreement and option agreements thereunder	S-8	99.1	7/2/18	333-226044

10.2	Exclusive License Agreement, dated October 23, 2018, by and between the Registrant and NeuRx Pharmaceuticals LLC	8-K	10.1	10/24/18	001-37508

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

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

Neos Therapeutics, Inc.

Date:	November 9, 2018	By:	/s/ Gerald McLaughlin
Gerald McLaughlin
President and Chief Executive Officer

Date:	November 9, 2018	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)