Form 10-K
period 2018-12-31
Neos Therapeutics, Inc.
filed 2019-03-18
CIK 1467652

Use these links to rapidly review the document

PART IV
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Gerald McLaughlin, President and Chief Executive Officer
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

           If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

           The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on June 30, 2018 was $177.9 million.

           As of March 11, 2019, there were 49,710,677 shares of the registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Part III incorporates certain information by reference from the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's 2019 Annual Meeting of Stockholders. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2019.

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

  •
  our ability to maintain our license for NT0502, to obtain regulatory approval of NT0502 and to otherwise realize the intended benefits of this license;

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

  •
  our entry into the settlement and licensing agreement with Actavis Laboratories FL, Inc. ("Actavis") the effect of our agreement with Actavis on its Abbreviated New Drug Application ("ANDA") and with the FDA for a generic version of Adzenys XR-ODT, and the expected timing of the manufacture and marketing of Actavis's generic version of Adzenys XR-ODT under the ANDA;

  •
  our entry into the settlement and licensing agreement with Teva Pharmaceuticals USA, Inc. ("Teva") the effect of our agreement with Teva on its ANDA and with the FDA for a generic version of Cotempla XR-ODT, and the expected timing of the manufacture and marketing of Teva's generic version of Cotempla XR-ODT under the ANDA;

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

NEOS THERAPEUTICS, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

PART I

ITEM 1.    Business

Overview

        We are a fully-integrated pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER oral suspension ("Adzenys ER"), for the treatment of attention deficit hyperactivity disorder ("ADHD"). Our products are extended-release ("XR"), medications in patient-friendly, orally disintegrating tablets ("ODT") or liquid suspension dosage forms. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration ("FDA"), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product on May 16, 2016. We received approval from the FDA for Cotempla XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017. We initiated an early experience program with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017. Also, we received approval from the FDA for Adzenys ER, our amphetamine extended-release liquid suspension, on September 15, 2017, and launched the commercialization of this product on February 26, 2018. We believe Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER can address an unmet need by providing more patient- and caregiver-friendly dosing options not previously available to patients in the $8.9 billion market for ADHD-indicated medications. In addition to our marketed products, we are developing NT-0400, our preclinical XR-ODT product candidate, for nausea and vomiting, and NT0502, our preclinical product candidate for the treatment of sialorrhea.

        Our branded products incorporate two of the most commonly prescribed medications for the treatment of ADHD, methylphenidate and amphetamine. Our proprietary modified-release drug delivery platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms of these medications. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market. We expect our patent estate, which we developed internally and which includes composition-of-matter, method-of-manufacture and method-of-use patents and patent applications, some of which are not scheduled to expire until 2032, will provide additional protection for our branded products. As a result of Abbreviated New Drug Applications ("ANDAs") filed with the FDA for a generic version of Adzenys XR-ODT by Actavis Laboratories FL, Inc. ("Actavis") and for a generic version of Cotempla XR-ODT by Teva Pharmaceuticals USA, Inc. ("Teva") we have entered into a Settlement Agreement and Licensing Agreement with Actavis whereby Actavis is granted the right to manufacture and market its generic version of Adzenys XR-ODT under its ANDA beginning on September 1, 2025, or earlier under certain circumstances, and a Settlement Agreement and Licensing Agreement with Teva whereby Teva is granted the right to manufacture and market its generic version of Cotempla XR-ODT under its ANDA beginning on July 1, 2026, or earlier under certain circumstances. These agreements have been submitted to the applicable governmental agencies.

        In 2018, 74.8 million prescriptions for medications with ADHD labeling, and principally in extended-release formulations, were written in the United States. The vast majority of currently available dosage forms for ADHD are tablets and capsules. Despite once-daily dosing of these extended-release formulations, we believe there is a significant opportunity to improve compliance rates. Up to 54% of the pediatric population and 40% of the adult population have reported difficulties with swallowing tablets and capsules. We believe that the inability, difficulty or reluctance of many patients to swallow intact tablets and capsules contributes to diminished compliance rates. Such limitations highlight the need for more convenient dosing options such as ODT or liquids. To our knowledge, we are the only company that has succeeded to date in commercializing an XR-ODT formulation of any ADHD medication, even though ODT are among the most preferred dosage forms of pharmaceutical products. We believe, therefore, there is a significant market opportunity to provide two of the most prescribed medications for ADHD, methylphenidate and amphetamine, in two more convenient and patient-friendly dosage forms, ODT and liquid suspension, which we developed using our proprietary technology platform.

        We are focusing on commercialization in the United States using our own commercial infrastructure. We currently have a specialty sales force of approximately 75 representatives targeting the highest-volume prescribers of ADHD medication. We manufacture Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in our current Good Manufacturing Practice ("cGMP") and U.S. Drug Enforcement Administration ("DEA") -registered manufacturing facilities, thereby obtaining our products at cost without manufacturer's margins and better controlling supply, quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of cold.

        We believe we can apply our XR-ODT and XR liquid suspension technologies that underlie our branded products and our generic Tussionex to other active pharmaceutical ingredients ("APIs") as well. Our longer-term strategy is to utilize these technologies for the development and approval of additional XR-ODT or XR liquid suspension drug candidates, while leveraging our manufacturing and commercialization experience to reduce costs and effectively reach patients. Patients with central nervous system ("CNS") conditions, such as stroke, Parkinson's disease and Alzheimer's disease often have difficulty swallowing their medication and may benefit from ODT and liquid suspension dosage forms. In 2019, we plan to further evaluate NT-0400, a preclinical product candidate for the treatment of nausea and vomiting to determine its development feasibility. On October 23, 2018, we entered into an Exclusive License Agreement (the "License Agreement") with NeuRx Pharmaceuticals LLC ("NeuRx"), pursuant to which NeuRx granted an exclusive, worldwide royalty-bearing license to us to develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx's proprietary compound designated as NRX 101, referred to by us as NT0502. NT0502 is a new chemical entity and a selective muscarinic receptor antagonist that will utilize our microparticle technology, which is used in the Company's four on-market products. NT0502 will be developed to address the significant unmet medical needs for the treatment of chronic sialorrhea (excessive salivation or drooling) in adult and pediatric patients with neurological conditions including cerebral palsy, Parkinson's disease, mental retardation, and amyotrophic lateral sclerosis (ALS). We intend to utilize the regulatory pathway provided by Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the "505(b)(2) regulatory approval pathway"), for our product candidates using only APIs from approved drug products and incorporating our proprietary drug delivery platform to create branded product candidates.

        Our total revenues increased to $50.0 million for the year ended December 31, 2018, from $27.1 million for the year ended December 31, 2017 and $10.0 million for the year-ended December 31, 2016, all of which were generated in the United States.

OUR STRATEGY

        Our goal is to be a leading pharmaceutical company focused on the development, manufacture and commercialization of pharmaceutical products that utilize our proprietary modified-release drug delivery technology platform. Key elements of our business strategy to achieve this goal are to:

  •
  Leverage our targeted sales force and commercial infrastructure in the United States to efficiently market Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER as well as any of our other product candidates that we may develop that are FDA approved or any FDA approved products that we in-license.

        We believe that we can effectively commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in the United States with a specialty sales force of approximately 75 representatives. We intend to target the highest volume prescribers for the approved uses to address the unmet need for more patient- and caregiver-friendly dosage forms of the two most prescribed medications in the $8.9 billion market for ADHD-indicated medications. We plan to commercialize our products outside of the United States after receiving the required approvals in those countries through partnerships and collaborations.

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

        In 2018, 74.8 million prescriptions for medications with ADHD labeling were written in the United States and generated $8.9 billion in sales. Approximately 91% of these prescriptions were for stimulant medications, such as methylphenidate and amphetamine, which have been the standard of care for several decades. Methylphenidate and amphetamine prescriptions generated $2.8 billion and $5.8 billion in sales, respectively, in 2018 in the United States. A few non-stimulant medications are also available, but evidence of their efficacy for treating ADHD symptoms is less compelling. The market for ADHD medications outside of the United States is less developed, but we believe it will continue to grow as recognition and awareness of the disorder increase.

Limitations of existing treatment options

        Extended-release, or long acting, dosage forms of stimulant medications are the standard of care for treating ADHD, making up approximately 54% of ADHD prescriptions. Most of these extended-release dosage forms allow for once-daily dosing in the morning, which eliminates the need to re-dose during the day. However, even with once-daily dosing, there is great potential for improvement. The vast majority of currently available dosage forms for ADHD are tablets and capsules. We believe that the inability, difficulty or reluctance of many patients to swallow intact tablets and capsules contributes to diminished compliance rates.

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

        In January 2013, an extended-release liquid formulation of methylphenidate, Quillivant XRTM, was launched by Pfizer, providing a new dosing option. In April 2016, Pfizer launched Quillichew ERTM, an extended-release chewable formulation of methylphenidate and Tris Pharmaceuticals launched an extended-release liquid formulation of amphetamine, Dyanavel XRTM. In 2017, Quillivant XR had approximately 627,000 prescriptions and gross sales of approximately $193.3 million. Quillivant XR had captured a 0.9% share of the ADHD market in the fourth quarter of 2017 prior to a drug shortage issue at the end of year, which further impacted the Quillivant XR market share in 2018.

        We launched commercialization of our amphetamine extended-release ODT, Adzenys XR-ODT, on May 16, 2016, initiated an early experience program with Cotempla XR-ODT with limited product availability on September 5, 2017 and launched this product nationwide on October 2, 2017, and launched Adzenys ER oral suspension on February 26, 2018. In 2018, we shipped 275,476, 211,440 and 1,836 units of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, respectively, generating $26.6 million and $19.0 million in product revenue for of Adzenys XR-ODTand Cotempla XR-ODT, respectively. Our ADHD portfolio captured a 0.62% aggregate share in the fourth quarter of 2018, including Adzenys XR-ODT and Cotempla XR-ODT which captured a 0.36% share and 0.25% share, respectively, of the ADHD market in the fourth quarter of 2018.

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

OUR CURRENTLY MARKETED PRODUCTS

        Utilizing our proprietary modified-release drug delivery technology platform, we currently manufacture and market Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and our generic Tussionex. We are in the early stages of discovering and developing future product candidates for which we intend to seek FDA approval in accordance with Section 505(b)(2). The table below summarizes our pipeline of currently marketed products.

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

        Adzenys XR-ODT contains amphetamine loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other typical tableting excipients using our patented RDIM technology. The result is amphetamine with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth without the need for water. We offer Adzenys XR-ODT in 30-day supply, child-resistant blister packs. We have composition-of-matter patents for Adzenys XR-ODT that are scheduled to expire in 2026 and 2032. These patents are listed in the Orange Book, which we believe will provide additional protection for Adzenys XR-ODT. In addition, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the "Actavis Agreement") with Actavis Laboratories FL, Inc. ("Actavis") which resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's Abbreviated New Drug Application ("ANDA") with the FDA for a generic version of Adzenys XR-ODT. Under the Actavis Agreement, we granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances.

Adzenys XR-ODT commercialization

        We launched the commercialization of Adzenys XR-ODT on May 16, 2016 and are commercializing this product in the United States with our own infrastructure. We are using a dedicated specialty sales force in approximately 75 territories targeting approximately 6,100 physicians who prescribe approximately 20% of all ADHD prescriptions. During 2018, we had 254,299 total prescriptions. The number of prescribers of Adzenys XR-ODT continues to grow, and during the year ended December 31, 2018, 12,684 health care providers had written prescriptions for the product.

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

        The bioequivalence data for the commercial-scale product demonstrated that Adzenys XR-ODT has a similar pharmacokinetic profile to the listed drug under fasted conditions, meeting bioequivalence criteria for key exposure parameters (AUC5[ib]-t, Cmax, AUClast, and AUCinf). The lower 90% confidence interval for early exposure (AUC0[ib]-5) of Adzenys XR-ODT produced at commercial scale fell just below the 80% lower criterion when compared to the listed drug. However, the concentration-time profiles for Adzenys XR-ODT produced at commercial scale and pilot scale are virtually identical, as shown in Figure 2, indicating that scale-up of the Adzenys XR-ODT process did not significantly affect the rate and extent of absorption of amphetamine.

Figure 2: Comparison of Adzenys XR-ODT Pilot Scale versus Adzenys XR-ODT Commercial Scale

        Our settlement agreement with Shire Pharmaceuticals ("Shire"), the producer of Adderall XR, precluded the possibility of a 30-month stay of approval under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Amendments.

        We have committed to the FDA to conduct the following three trials as a post-marketing requirement after approval of the Adzenys XR-ODT NDA: 1) a single-dose, open-label, randomized pharmacokinetic study of Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets), in male and female children (4 to less than 6 years of age) with ADHD; 2) a randomized, double-blind, placebo-controlled, flexible-dose titration study of Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets), in children ages 4 to 5 years diagnosed with ADHD; and 3) a one year Pediatric Open-Label Safety Study of patients age 4 to 5 years (at the time of entry into the second study, or at the time of enrollment if directly enrolled into this study) diagnosed with ADHD treated with Adzenys XR-ODT (amphetamine extended-release orally disintegrating tablets). We met with FDA officials in January 2017 to further clarify the design of the protocols required to conduct these studies. We commenced the program beginning with the pharmacokinetics trial in 2017, and we expect to complete this pharmacokinetics trial in 2019.

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

        Cotempla XR-ODT contains methylphenidate loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other typical tableting excipients using our patented rapidly disintegrating ionic masking, or RDIM, technology. The result is methylphenidate with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth. We offer Cotempla XR-ODT in 30-day supply, child-resistant blister packs. We have composition-of-matter patents in the U.S. which we expect will provide Cotempla XR-ODT intellectual property protection until 2032. These patents are listed in the Orange Book, which we believe will provide additional market protection for Cotempla XR-ODT. Cotempla XR-ODT also has an FDA marketing exclusivity period of three years which bars approval of an ANDA. In addition, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the "Teva Agreement") with Teva Pharmaceuticals USA, Inc. ("Teva") which resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva's ANDA with the FDA for a generic version of Cotempla XR-ODT. Under the Teva Agreement, we granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances.

Cotempla XR-ODT commercialization

        We initiated an early experience program with limited product availability for Cotempla XR-ODT on September 5, 2017 before launching this product nationwide on October 2, 2017 and are commercializing this product in the United States with our own infrastructure. We are using the same dedicated contract specialty sales force that we are using for our commercialization of Adzenys XR-ODT, and have sales professionals in approximately 75 territories targeting approximately 6,100 physicians who prescribe approximately 20% of all ADHD prescriptions. During 2018, we had 156,996 total prescriptions. The number of prescribers of Cotempla XR-ODT continues to grow, and during the year ended December 31, 2018, 8,562 health care providers had written prescriptions for the product.

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

        We have committed to the FDA to conduct the following three trials as a post-marketing requirement after approval of the Cotempla XR-ODT NDA: 1) a single-dose, open-label, randomized pharmacokinetic study of Cotempla XR-ODT (methylphenidate extended-release orally disintegrating tablets), in male and female children (4 to less than 6 years of age) with ADHD; 2) a randomized, double-blind, placebo-controlled, flexible-dose titration study of Cotempla XR-ODT (methylphenidate extended-release orally disintegrating tablets), in children ages 4 to 5 years diagnosed with ADHD; and 3) a 6-month Pediatric Open-Label Safety Study of patients age 4 to 5 years (at the time of entry into the second study, or at the time of enrollment if directly enrolled into this study) diagnosed with ADHD treated with Cotempla XR-ODT (methylphenidate extended-release orally disintegrating tablets). We commenced with the pharmacokinetics trial in 2018, and we expect to complete this pharmacokinetics trial in 2019.

Adzenys ER: Amphetamine XR liquid suspension for the treatment of ADHD

        We received approval from the FDA for Adzenys ER, our amphetamine extended-release liquid suspension, on September 15, 2017. There are currently no post-marketing requirements for this product.

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

Adzenys ER commercialization

        We launched the commercialization of Adzenys ER on February 26, 2018 and are commercializing this product in the United States with our own infrastructure. We are using the same dedicated contract specialty sales force that we are using for our commercialization of Adzenys XR-ODT and Cotempla XR-ODT, and have sales professionals in approximately 75 territories targeting approximately 6,100 physicians who prescribe approximately 20% of all ADHD prescriptions. During 2018, we had 1,658 total prescriptions, and as of December 31, 2018, 414 health care providers had written prescriptions for the product.

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

        In the United States, approximately 6,100 physicians prescribe approximately 20% of all ADHD prescriptions. We are using a specialty sales force of approximately 75 sales representatives primarily targeting the highest-volume prescribers of ADHD medication for the approved uses. The sales force is divided into eight regions, each managed by a regional sales manager. Furthermore, since our target physicians tend to prescribe both methylphenidate and amphetamine, we leverage our sales force by promoting all three of our ADHD products to the same audience.

        Our commercialization efforts are focused on delivering the right message for each of our three ADHD products. Data indicates that ADHD-indicated extended-release methylphenidate and extended-release amphetamine products are widely prescribed. Our messaging focuses on anticipated benefits of our XR-ODT and ER liquid suspension dosage forms with balancing important product safety information. We use multi-channel tactics to reach physicians, payers, patients and patient caregivers with the right frequency to drive behavior. In addition to personal promotion, we intend to reach physicians through medical education, direct marketing, journal advertising and electronic health record communication.

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

Our product pipeline potential

        Beyond our initial focus on ADHD, our strategy is to apply our proprietary drug delivery technology platform for the development of additional drug candidates where patients may benefit from either XR ODT or XR liquid suspension dosage forms of existing extended release medications. Difficulty and inability to swallow tablets and capsules are not limited to ADHD medications. Patients with CNS conditions, such as stroke, Parkinson's disease and Alzheimer's, and gastrointestinal conditions, such as nausea and vomiting, often have difficulty swallowing their medication and would benefit from ODT and liquid suspension dosage forms.

        In addition, our technology may be able to be applied to new chemical entities and existing small molecule therapeutics that are currently not optimized for their kinetic delivery. We believe that our technology is capable of overcoming some of the common issues in oral drug delivery, such as high peak to trough ratios, blood level spikes that induce unwanted side effects, wide variations in fed fasted effect, suboptimal onset of action, suboptimal duration of effect, dose dumping and single point failures of the delivery system, while providing an oral dosage form that is preferred by patients, caregivers and physicians.

        We are focused on further advancing the development of our pipeline to diversify our revenue base and sustain our future. Our lead product candidate that will utilize our proprietary drug delivery technology platform is NT0502 or N-desethyloxybutynin. This candidate is a new chemical entity and a selective muscarinic receptor antagonist that will utilize our microparticle technology, which is used in our four on-market products. NT0502 will be developed to potentially address the significant unmet medical needs for the treatment of chronic sialorrhea in adult and pediatric patients with neurological conditions including cerebral palsy, Parkinson's disease, mental retardation, and amyotrophic lateral sclerosis (ALS). N-desethyloxybutynin is the active metabolite of oxybutynin, an approved drug to treat a urological condition and, therefore we believe we can leverage existing preclinical data for the parent molecule in our NT0502 development program.

        In the US, more than 1.4 million patients with neurological disease—including those with cerebral palsy, Parkinson's disease, mental retardation, ALS, and other central nervous system disorders—experience sialorrhea due to neuromuscular/sensory dysfunction.1 Anatomic abnormalities and side effects from certain medications including anticonvulsants and antipsychotics can also cause excessive drooling. Sialorrhea can lead to significant physical and psychosocial complications, including perioral chapping, dehydration, infection, foul odor, stigmatization, and increased dependency and level of care, all of which can create an additional burden for these medically complicated patients. Current anticholinergic agents are associated with treatment-limiting adverse events and require titration and dosing up to three times per day, presenting complexity and inconvenience to patients and caregivers. Based on the pharmacological profile of NT0502, we expects a potentially improved tolerability profile for this product candidate.

        We have completed feasibility studies on several additional potential product candidates thus far, including NT-0400 for nausea and vomiting. We believe several of these potential product candidates will be synergistic to our existing commercial infrastructure and the others would allow us to expand into adjacent therapeutic categories.

        Our screening criteria for future potential product candidates to initially assess technical feasibility include whether the target drug compound can be ionized and bound to a resin micro particle. We are assessing drug loading efficiency and coating polymers and conducting initial coating work to determine whether the desired release profile can be achieved for a particular drug resin micro particle.

        We are also assessing regulatory criteria to minimize regulatory approval risk. The 505(b)(2) regulatory approval pathway allows for a potentially streamlined and targeted clinical development program. During the development process, we communicated with the FDA on several occasions and received feedback on our clinical development plans for our currently marketed products. We intend to continue to use the 505(b)(2) regulatory approval pathway in an effort to mitigate approval risk, and also simplify the clinical development program. We intend to address clinical study design, study endpoints and labeling advantages early in the development process so that we can tailor a given clinical program that produces a product candidate with attributes that allow for the optimal strategic positioning, if approved.

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

Patent rights

        Our intellectual property portfolio consists of 13 patents and 8 patent applications in the United States, including 2 provisional applications, and 3 patents and 2 patent applications in foreign countries and regions, and 1 international (PCT) patent application. Our intellectual property strategy emphasizes specific drug products, product groups, and technology platforms. Our patents and patent applications covering specific drug products include claims to the drug products and to methods of using those products. Our patents and patent applications covering technology platforms include claims to methods of making products as well as claims to the products made by those methods. Certain of these patents and patent applications cover more than one product.

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

        On July 25, 2016, we received a Paragraph IV certification from Actavis advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. The certification notice alleges that the four U.S. patents listed in the FDA's Orange Book for Adzenys XR-ODT, one with an expiration date in April 2026 and three with expiration dates in June 2032, will not be infringed by Actavis's proposed product, are invalid and/or are unenforceable. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis that automatically stayed, or barred, the FDA from approving Actavis's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. On October 17, 2017, we entered into the Actavis Agreement with Actavis, which resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's ANDA. Under the Actavis Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

        On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. ("Teva") advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva. This case alleged that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. On December 21, 2018, we entered into the Teva Agreement with Teva, which resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva's ANDA. Under the Teva Agreement, we have granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

        On October 23, 2018, we signed a licensing agreement with NeuRx Pharmaceuticals LLC ("NeuRx") for NRX 101 (now known as NT0502 and formerly known as NT0501), a selective muscarinic receptor antagonist drug candidate for the treatment of sialorrhea. Under the terms of this licensing agreement, we have assumed responsibility for the NeuRx intellectual property portfolio protecting NT0502, currently consisting of two pending U.S. non provisional patent applications. These applications include claims directed to, among other things, methods of treatment and pharmaceutical dosage forms with NT0502. Patents, if granted, from these applications would be expected to expire in 2032.

        Adzenys XR-ODT and Cotempla XR-ODT are not currently protected by patents outside of the United States and our generic Tussionex and Adzenys ER are currently protected by method patents only in the United States, Canada and Mexico. As such, competitors may be free to sell products that incorporate the same or similar technologies that are used in our products in countries in which the relevant product does not have patent protection.

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

Other intellectual property rights

        We seek trademark protection in the United States when appropriate. We have filed for trademark protection for the Neos Therapeutics mark, which we use with our pharmaceutical research and development as well as products, as well as trade names that could be used with our potential products. We currently have registered trademarks for Neos Therapeutics, Adzenys, Adzenys XR-ODT, Adzenys ER and Cotempla XR-ODT in the United States, as well as for our DTRS technology.

        From time to time, we may find it necessary or prudent to obtain licenses from third party intellectual property holders.

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, our research and development expenses were $8.5 million, $9.0 million and $12.2 million, respectively.

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

        Adzenys XR ODT, Cotempla XR-ODT and Adzenys ER also face competition from commercially available generic and branded medications currently produced by companies that are promoting products in the ADHD market, including Shire (Vyvanse, Adderall XR, Mydayis), Janssen (Concerta), Pfizer (Quillivant XR and QuilliChew ER), Novartis (Focalin XR and Ritalin LA), Tris Pharmaceuticals (Dyanavel XR), Rhodes Pharmaceuticals (Aptensio XR), Osomotica Pharmaceuticals (Methylphenidate HCl ER 72 mg Tablet) and related generics. On August 9, 2018, Ironshore Pharmaceuticals announced the FDA approval for its ADHD product Jornay PM, a delayed-release and extended-release formulation of methylphenidate, which it expects to commercially launch in the first half of 2019. Also, on March 1, 2019, Adlon Therapeutics L.P., as subsidiary of Purdue Pharma L.P., announced that the FDA approved Adhansia XR, its methylphenidate extended release capsule for the treatment of ADHD. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Sunovion, Kem Pharm and Neurovance. Tris Pharmaceuticals is also working in this space to reformulate existing methylphenidate and amphetamine medications.

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

        Under the Prescription Drug User Fee Act, as amended (the "PDUFA"), each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA's fee schedule, effective through September 30, 2018, the user fee for an application requiring clinical data, such as an NDA, was $2,421,495, which increased to $2,588,478 for the period beginning October 1, 2018. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. NDAs for which clinical data are not required to demonstrate safety and effectiveness are reduced to half of the amount of the prescribed user fee, or $1,210,748 through September 30, 2018 and $1,294,239 through September 30, 2019. PDUFA also imposes an annual program fee for human drugs ($304,162 through September 30, 2018, and $309,915 through September 30, 2019, per product up to a maximum of five fees for a fiscal year for prescription drug products identified in a single approved application). Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

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

        As a condition of approval for Adzenys XR-ODT and Cotempla XR-ODT, we committed to three post-marketing requirements to evaluate the pharmacokinetic, efficacy and safety of the product in children ages 4 to 5 years of age. We met with FDA officials in January 2017 to further clarify the design of the protocols required to conduct these studies for Adzenys XR-ODT. We commenced with the pharmacokinetic trial for Adzenys XR-ODT in 2017. We commenced with the pharmacokinetic trial for Cotempla XR-ODT in 2018, and we expect to complete these pharmacokinetic trials in 2019.

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

        We also are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

  •
  The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order or recommendation thereof of any good, facility, service or item for which payment is available under a federal health care program;

  •
  The False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government, or making or using, or causing to be made or used, a false record or statement material to a false or fraudulent claim;

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

        Additionaly, on January 31, 2019, the Department of Health and Human Services (HHS) and HHS Office of Inspector General (OIG) proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers ("PBMs") in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for "discounts" from Anti-Kickback enforcement action, and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients, and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.

EMPLOYEES

        As of December 31, 2018, we employed 215 full-time employees.

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

        Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and, if approved, any other product candidates that we may develop. We have limited experience in generating revenues from our marketed products, having only generated revenues from the sale of our generic Tussionex since we acquired it in 2014, Adzenys XR-ODT, which we commenced commercializing in May 2016, and Cotempla XR-ODT, which we commenced commercializing in September 2017. None of our marketed products have thus far generated substantial product sales revenues. We launched Adzenys ER in February 2018, and as a result have generated minimal sales revenue for this product to date. We have not generated any revenues from product sales of any other product candidates that we may develop and, to date, have incurred significant operating losses.

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

        We have only recently completed building an organization for the sale, marketing and distribution of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and there is no guarantee that we will be successful in the commercialization of our products. We currently have a limited sales history for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Additionally, we may need to expand or build additional sales, marketing and distribution capabilities for our products. Although we have established a focused, specialty sales and marketing organization of approximately 75 representatives to promote our approved products in the United States, these commercialization capabilities have only been recently established, and we may need to expand our sales force if we decide to undertake additional commercialization activities on our own, which will be costly and time-consuming. We cannot be certain that we will reap the benefits of our commercialization efforts of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER compared to the cost of such efforts. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex, and, before launching the commercialization of Adzenys XR-ODT, we had no prior experience in marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals and in the appropriate numbers, generate sufficient sales leads, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

        In addition, while we realigned our commercial operations in November 2018 to deploy our resources to what we believe are the most appropriate regions and physician targets, there can be no assurances that we will realize the intended benefits of this realignment or that our strategy will improve our operating results. The realignment of our commercialization organization resulted in approximately $1.0 million of severance and employee related costs. In addition, our reduced salesforce may result in fewer prescriptions written for our marketed products, and we may experience difficulty in hiring and retaining qualified sales personnel for our commercial organization in the future.

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

        The facilities used by us to manufacture our products and any product candidates that we may develop are subject to inspections, including pre-approval inspections following our submission of any NDAs to the FDA for any product candidates that we may develop. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA conducted a Post-Marketing Adverse Drug Experience Reporting Inspection from June 25 through June 27, 2018. The FDA did not have any findings and did not issue a Form FDA 483. The FDA conducted a complete Six Systems cGMP inspection of our Grand Prairie, Texas facility from September 4, 2018 through September 7, 2018 and did not issue any Form FDA 483s.

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

        There are no guarantees that we will be successful in completing these tasks. Successful commercialization will also depend on whether we can adequately protect against and effectively respond to any claims by holders of patents and other intellectual property rights that our products infringe their rights, whether any unanticipated adverse effects or unfavorable publicity develops in respect of our products, as well as the emergence of new or existing products as competition, which may be proven to be more clinically effective and cost-effective. If we are unable to successfully complete these tasks, we may be unable to generate sufficient revenues to sustain and grow our business.

        In addition, we will need to continue investing substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel to support the ongoing commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. In addition, we have certain revenue expectations with respect to the sale of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. If we cannot successfully commercialize and achieve those revenue expectations with respect to Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, our anticipated revenues and liquidity will be materially adversely impacted.

        Moreover, the continued commercial success of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER may be largely dependent on the capability of third-party collaborators. Such third-party collaborators may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. In addition, if any of our manufacturing or collaboration partners fail to effectively perform under our arrangements for any reason, we may not be able to find a suitable replacement partner on a timely basis or on acceptable terms.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

        The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Takeda, following its acquisition of Shire, under the brand names Adderall XR, Vyvanse and Mydayis and by Tris Pharmaceuticals, or Tris, under the brand name Quillivant XR, a reconstituted liquid suspension, QuilliChew ER, a chewable formulation and Dyanavel XR, a liquid suspension, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, by Rhodes Pharmaceuticals under the brand name Aptensio XR, a capsule, by Osomotica Pharmaceuticals under the name Methylphenidate HCl ER 72 mg Tablet and by Novartis under the brand names Focalin XR and Ritalin LA. On August 9, 2018, Ironshore Pharmaceuticals announced the FDA approval for its ADHD product Jornay PM, a delayed-release and extended-release formulation of methylphenidate, which it expects to commercially launch in the first half of 2019. Also, on March 1, 2019, Adlon Therapeutics L.P., as subsidiary of Purdue Pharma L.P., announced that the FDA approved Adhansia XR, its methylphenidate extended release capsule for the treatment of ADHD. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Sunovian, KemPharm and Neurovance.

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

        On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the "Actavis Agreement") with Actavis. This Actavis Agreement resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's ANDA. Under the Actavis Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

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

        On December 21, 2018, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the "Teva Agreement") with Teva. This Teva Agreement resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva's ANDA. Under the Teva Agreement, we have granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

The design, development, manufacture, supply and distribution of our products and product candidates are highly regulated processes and technically complex.

        We are subject to extensive regulation in connection with the preparation and manufacture of our products, product candidates and potential product candidates for clinical trials and commercial sale. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products and product candidates that may not be detectable in final product testing. The development, manufacture, supply and distribution of our approved products as well as any of our future potential product candidates, are highly regulated processes and technically complex. We, along with our third-party suppliers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER is a regulated drug product and subject to the U.S. Drug Enforcement Administration ("DEA") regulation, we have had to, and will continue to, need to secure state licenses from each state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

        We must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to applicable parts of the FDA's Good Laboratory Practices, or GLP, and cGMP requirements enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure to comply with cGMP requirements or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. For example, the FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. Additionally, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11, 2017 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA conducted a Post-Marketing Adverse Drug Experience Reporting Inspection from June 25, 2018 through June 27, 2018. The FDA did not have any findings and did not issue a Form FDA 483. The FDA conducted a complete Six Systems cGMP inspection of our Grand Prairie, Texas facility from September 4, 2018 through September 7, 2018 and did not issue any Form FDA 483s. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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

        Any changes to our manufacturing process would involve substantial cost and could result in a delay in our desired clinical and commercial timelines. We are also reliant on a limited number of suppliers for resin, drug compounds, coating and other component substances of our final product candidates and products. If any of these single-source suppliers were to breach or terminate its supply agreement, if any, with us or otherwise not supply us, we would need to identify an alternative source for the supply of component substances for our product candidates and products. Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or products could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our approved products or product candidates or a decrease in sales of our approved products, which could harm our financial position and commercial potential for our product candidates and products. Any alternative vendor would also need to be qualified through an NDA supplement which could result in further delay, including delays related to additional clinical trials. The FDA, DEA, or other regulatory agencies outside of the United States may also require additional studies if we enter into agreements with new suppliers for the manufacture of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and our generic Tussionex that differ from the suppliers used for clinical development of such product candidates.

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

        Manufacturers of pharmaceutical products need to comply with cGMP requirements enforced by the FDA through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such products or product candidate or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical development, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our products or product candidates. The FDA conducted a cGMP and pre-approval inspection related to our NDA for Cotempla XR-ODT from May 27 to June 4, 2015. At the end of the inspection, the agency issued a Form FDA 483 with one observation finding that appropriate controls are not exercised over one of our computer systems in order to assure that changes in records are instituted only by authorized personnel. We implemented corrective action related to this observation and responded to the FDA, and the FDA closed the inspection. In addition, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA conducted a Post-Marketing Adverse Drug Experience Reporting Inspection from June 25, 2018 through June 27, 2018. The FDA did not have any findings and did not issue a Form FDA 483. The FDA conducted a complete Six Systems cGMP inspection of our Grand Prairie, Texas facility from September 4, 2018 through September 7, 2018 and did not issue any Form FDA 483s.

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

        If we are unable to produce the required commercial quantities of our approved products to meet market demand for such products on a timely basis or at all, or if we fail to comply with applicable laws for the manufacturing of Adzenys XR-ODT, Cotempla XR-ODT or Adzenys ER, we will suffer damage to our reputation and commercial prospects and we will be unable to generate potential revenues.

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

        Products containing controlled substances may generate public controversy. As a result, these products may have their marketing approvals withdrawn. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict, the introduction and marketing of our product or product candidates or result in other legal action. For example, we are the target of a lawsuit filed in December 2017 by the County of Harris, Texas, against us and other alleged manufacturers, promoters, sellers and distributers of opioid pharmaceutical products.

Legislative or regulatory reform of the health care system in the United States may adversely impact our business, operations or financial results.

        Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "Affordable Care Act" or "ACA"), was signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

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

        Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the "individual mandate." However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

        In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017 and again on July 18, 2018. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

        In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In 2019, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act, and litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results. Changes to the Affordable Care Act or other existing health care regulations could significantly impact our business and the pharmaceutical industry. Although it is too early to determine the effect of legal challenges, pending legislation, and executive action on the Affordable Care Act, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

        Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

  •
  The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken.

  •
  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

        The Right to Try Act of 2018 provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

        CMS may also develop new payment and delivery models, such as bundled payment models. CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs and, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of "negotiated prices" as well as add a definition of "price concession" in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

        The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

        Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

        For our product and any product candidates that obtain regulatory approval and are marketed in the United States, our arrangements with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by U.S. federal and state governments and foreign jurisdictions in which we conduct our business. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

  •
  The federal Anti-Kickback Statute, makes it illegal for any person, including a prescription drug or biologic manufacturer (or a party on its behalf) to knowingly and willfully solicit, receive, offer or pay remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, either the referral of an individual, or the purchase, recommendation, order or prescription of a particular item, drug or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

  •
  The federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and the potential implication of various federal criminal statutes. The government may deem manufacturers to have "caused" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

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

  •
  Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. Some states, such as California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. State and foreign laws also govern the privacy and security of health information in certain circumstances. Such data privacy and security laws may differ from one another in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        On January 31, 2019, the Department of Health and Human Services (HHS) and HHS Office of Inspector General (OIG) proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers ("PBMs") in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for "discounts" from Anti-Kickback enforcement action, and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients, and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.

        In addition, regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the E.U. adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the E.U. as well as to those outside the E.U. if they collect and use personal data in connection with the offering goods or services to individuals in the E.U. or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate in.

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

        We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover any and all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business. In addition, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products. For example, we have experienced increasing difficulty in procuring insurance coverage for our products, in particular, our opioid-based product, due to their status as controlled substances.

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

        The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. For example, we may fail to realize the anticipated benefits of the license of NT0502, our in-licensed product candidate, and there is no assurance that we will be able to maintain the license for NT0502 on commercially reasonable terms or at all. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

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

        For NDAs submitted under 505(b)(2), the patent certification and related provisions of the Hatch-Waxman Amendments apply. Accordingly, we may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the "Orange Book"), with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

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

        Our company has limited operating history commercializing branded products. Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER require substantial resources as we implement commercialization strategies to seek to begin generating substantial revenue from product sales. In addition, our product candidates will require substantial additional resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, if approved. There can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any substantial revenue or revenue at all. We do not anticipate generating substantial revenue from sales of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER or any of our other product candidates, if approved in the near term, if ever. We have incurred significant net losses of $51.7 million, $65.8 million and $82.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $317.0 million. We have devoted most of our financial resources to implementation of our commercialization strategies, manufacturing operations and product development. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect will increase as we expand our development activities and operate a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to the clinical trials we have already completed. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

        Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to delay, reduce the scope of or eliminate commercialization efforts for one or more of our products or development programs for future potential product candidates.

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

        On May 11, 2016, we entered into a $60.0 million senior secured credit facility with Deerfield as lender. On November 5, 2018, we amended the facility and prepaid $7.5 million otherwise due in May 2019, and currently have a balance of $52.5 million of senior secured credit. $7.5 million in principal on the debt is due in May 2019, $15.0 million is due in each of May 2020 and May 2021, and a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly at a rate of 12.95% per year. All obligations under our credit facility are secured by substantially all of our existing property and assets subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of December 31, 2018, we had an accumulated deficit of $317.0 million. Although we have strategies and plans to achieve profitability through revenue growth, we expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to market our approved products and continue to develop and seek marketing approval for our product candidates.

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

        Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. We have established an annual SOX Risk Assessment and Control Effectiveness Test Cycle that is designed to timely identify deficiencies to management for remediation to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (or the "SOX Act"). We may discover additional deficiencies in our internal controls over financial reporting, including those identified through testing conducted by us in connection with Section 404 of the SOX Act. Such deficiencies may be deemed to be significant deficiencies or material weaknesses that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further remedial action. Failures of internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

        Due to legal standards relating to patentability, validity, enforceability and scope of claim, patents covering pharmaceutical and biotechnology inventions involve complex legal, scientific and factual questions. Formulation of drug products such as ours with complex release profiles is an area of intense research, publishing and patenting, which limits the scope of any new patent applications. As a result, our ability to obtain, maintain and enforce patents is uncertain and any rights under any existing patents, or any patents we might obtain or license, may not provide us with sufficient protection for our products and product candidates to afford a commercial advantage against competitive products or processes. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Even if patents do successfully issue, third parties may challenge their patentability, validity (e.g., by discovering previously unidentified prior art, or a patent-barring event such as a prior public disclosure, use, sale or offer for sale of the invention), enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. For example, we are aware that certain patent rights that are in-licensed for NT0502 may be limited by prior art, which may reduce or eliminate the scope of coverage for this product candidate. In addition, U.S. patents may be challenged by third parties via inter partes review, post grant review, derivation or interference proceedings at the USPTO, and European patents may be challenged via an opposition proceeding at the European Patent Office. Furthermore, if we were to assert our patent rights against a competitor, the competitor could challenge the validity and/or enforceability of the asserted patent rights. Although a granted U.S. patent is entitled to a statutory presumption of validity, its issuance is not conclusive as to its validity or its enforceability, and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products.

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

        On October 17, 2017, we entered into the Actavis Agreement with Actavis. This Actavis Agreement resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's ANDA. Under the Actavis Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies. There can be no assurance that the Actavis Agreement will be approved by such agencies. In addition, there can be no assurance that we would not face future litigation regarding Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER or any future product candidates.

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

        On December 21, 2018, we entered into the Teva Agreement with Teva. This Teva Agreement resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva's ANDA. Under the Teva Agreement, we have granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies. There can be no assurance that the Teva Agreement will be approved by such agencies. In addition, there can be no assurance that we would not face future litigation regarding Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER or any future product candidates.

        Such litigation is often time-consuming and costly and its outcome would be unpredictable; however, we intend to vigorously enforce our intellectual property rights relating to our products. We would expect to face generic competition for our products if such patents are not upheld or if a filer of a Paragraph IV certification is found not to infringe such patents. The resulting loss of exclusivity would impact pricing and our sales of our products, which could have a material adverse impact on our business.

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

        The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering ("IPO"), in July 2015 at a price of $15.00 per share, our stock price has ranged from $1.40 to $28.99, through March 11, 2019. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

  •
  trading volume of our common stock.

        In addition, the stock market in general, and the NASDAQ Global Market ("NASDAQ") in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these listed companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our shares and will be able to exert significant control over matters subject to stockholder approval.

        As of December 31, 2018, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 35% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

        Sales of a substantial number of shares of our common stock by our existing stockholders in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. Shares held by our affiliates will be subject to volume limitations and other conditions pursuant to Rule 144 of the Securities Act. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock. On November 5, 2018, we amended a $60.0 million senior secured credit facility with Deerfield as lender, pursuant to which we were afforded the right, subject to the terms and conditions of the facility and certain other limitations, to make interest and principal payments owed to Deerfield through the issuance of our common stock, and provided Deerfield with a right, subject to the terms and conditions of the facility and the amended and restated convertible notes issued under the facility and certain other limitations, to convert principal under the amended and restated convertible notes into our common stock, subject to a floor of 95% of $10.00 per share.

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

ITEM 3.    Legal Proceedings

        From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. We may file infringement claims against third parties for the infringement of our patents, such as the lawsuits discussed below. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

        On October 17, 2017, we entered into the Actavis Agreement with Actavis, which resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's ANDA. Under the Actavis Agreement, we granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

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

        On December 21, 2018, we entered into the Teva Agreement with Teva, which resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva's ANDA. Under the Teva Agreement, we granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Agreement has been submitted to the applicable governmental agencies.

        On March 7, 2018, we received a citation advising us that the County of Harris Texas (the "County") filed a lawsuit on December 13, 2017 against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through this lawsuit, the County seeks to recoup as damages some of the expenses it allegedly has incurred to combat opioid use and addiction. The County also seeks punitive damages, disgorgement of profits and attorneys' fees. While we believe that the lawsuit is without merit and intend to vigorously defend against it, we are not able to predict at this time whether this proceeding will have a material impact on our results of operations.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for our Common Stock

        Our common stock has been listed on the NASDAQ Global Market under the symbol "NEOS" since July 23, 2015. Our initial public offering was priced at $15.00 per share on July 22, 2015. On December 31, 2018, the last trading day of 2018, the last reported sale price of our common stock on the NASDAQ Global Market was $1.65 per share. As of March 11, 2019, there were 49,710,677 shares of common stock outstanding, held by approximately 62 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

        On November 5, 2018, we amended a $60.0 million senior secured credit facility with Deerfield as lender, pursuant to which we were afforded the right, subject to the terms and conditions of the facility and certain other limitations, to make interest and principal payments owed to Deerfield through the issuance of our common stock, and provided Deerfield with a right, subject to the terms and conditions of the facility and the amended and restated convertible notes issued under the facility and certain other limitations, to convert principal under the amended and restated convertible notes into our common stock, subject to a floor of 95% of $10.00 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        There was no share purchase in the year ended December 31, 2018.

ITEM 6.    Selected Consolidated Financial Data

        The following selected consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016, and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected historical financial data for the year ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read this data together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data:

	Year ended December 31,
	2018	2017	2016	2015	2014
		(in thousands, except per share data)
Total Revenue(1)	$49,988	$27,132	$10,033	$3,792	$758
Cost of Goods Sold	26,928	14,030	11,734	5,929	3,391
Research and Development Expenses	8,508	8,957	12,207	11,691	10,574
Selling and Marketing Expenses(1)	44,133	46,881	49,291	5,672	229
General and Administrative Expenses	13,915	13,805	12,625	7,078	5,036
Interest, Loss on Debt Extinguishment and Other Expense	8,179	9,231	6,927	4,203	2,377

Net Loss(1)	$(51,675)	$(65,772)	$(82,751)	$(30,781)	$(20,849)

Preferred Stock Accretion to Redemption Value	—	—	—	(1,169)	(1,118)
Preferred Stock Dividends	—	—	—	(1,221)	(2,185)

Net Loss Attributable to Common Stock	$(51,675)	$(65,772)	$(82,751)	$(33,171)	$(24,152)

Net Loss per Share—Basic and Diluted(2)	$(1.60)	$(2.66)	$(5.16)	$(4.38)	$(27.56)

Shares Used to Compute Net Loss per Share—Basic and Diluted(2)	32,288,555	24,751,091	16,052,390	7,581,881	876,318

(1)
The Company began selling Adzenys XR-ODT on May 16, 2016, initiated an early experience program for Cotempla XR-ODT with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017 and began selling Adzenys ER on February 26, 2018. Net product sales represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER include savings offers, prompt payment discounts, wholesaler fees, estimated rebates to be incurred on the selling price of the respective product sales and estimated allowances for product returns. The Company began selling generic Tussionex in August 2014. Gross to net sales adjustments for generic Tussionex include prompt payment discounts, estimated allowances for product returns, wholesaler fees, estimated government rebates and estimated chargebacks to be incurred on the selling price of generic Tussionex related to the respective product sales. The Company recognizes total gross product sales less gross to net sales adjustments as revenue based on shipments from 3PLs to the Company's wholesaler customers. Also, the Selling and Marketing Expenses and Net Loss amounts in 2018, 2017 and 2016 reflect the sales and marketing expenses associated with the commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER.

(2)
See Note 3 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per common share.

Consolidated Balance Sheet Data:

	December 31,
	2018	2017	2016	2015	2014
		(in thousands)
Cash and Cash Equivalents	$46,478	$31,969	$24,352	$90,763	$13,343
Short-Term Investments	—	18,448	15,430	—	3,000
Working Capital	31,573	46,095	34,206	82,306	13,380
Total Assets	111,357	104,108	79,571	122,510	45,230
Current Portion of Long Term Debt(1)	8,557	896	4,921	7,973	1,653
Long Term Debt, net of Current Portion(1)	43,217	58,938	58,599	26,271	23,121
Redeemable Convertible Preferred Stock(2)	—	—	—	—	90,149
Stockholders' Equity (Deficit)	7,845	8,947	(966)	78,374	(78,782)

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

OVERVIEW

        We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary microparticle modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER oral suspension ("Adzenys ER"), for the treatment of attention deficit hyperactivity disorder ("ADHD"). Our products and product candidates are extended-release ("XR"), medications in patient-friendly, orally disintegrating tablets ("ODT") or liquid suspension dosage forms. Our microparticle technology platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration ("FDA"), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product on May 16, 2016. We received approval from the FDA for Cotempla XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017. We initiated an early experience program with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017. Also, we received approval from the FDA for Adzenys ER, our amphetamine extended-release liquid suspension, on September 15, 2017, and launched the commercialization of this product on February 26, 2018. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market. In addition to our marketed products, we are developing NT-0400, our XR-ODT product candidate, for nausea and vomiting and NT0502, our product candidate, for the treatment of sialorrhea.

        We are commercializing Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in the United States using our own commercial infrastructure. We manufacture Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in our current Good Manufacturing Practice ("cGMP") and U.S. Drug Enforcement Administration ("DEA")-registered manufacturing facilities, thereby better controlling supply quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold ("generic Tussionex").

        On October 23, 2018, we entered into an Exclusive License Agreement (the "License Agreement") with NeuRx Pharmaceuticals LLC ("NeuRx"), pursuant to which NeuRx granted an exclusive, royalty-bearing license to us to develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx's proprietary compound designated as NRX 101, referred to by us as NT0502, on a world-wide basis. NT0502 is a new chemical entity and a selective muscarinic receptor antagonist that will utilize our microparticle technology, which is used in our four on-market products. NT0502 will be developed to address the significant unmet medical needs for the treatment of chronic sialorrhea (excessive salivation or drooling) in adult and pediatric patients with neurological conditions including cerebral palsy, Parkinson's disease, mental retardation, and amyotrophic lateral sclerosis (ALS).

        On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. ("Actavis") advising us that Actavis has filed an Abbreviated New Drug Application ("ANDA") with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. alleging that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the "Actavis Agreement") with Actavis. The Actavis Agreement resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis's ANDA. Under the Actavis Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

        On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. ("Teva") advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. We have new product exclusivity for a three-year period from the date of approval for Cotempla XR-ODT. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. On December 21, 2018, we entered into the Agreement with Teva (the "Teva Agreement"), which resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva's ANDA. Under the Teva Agreement, we granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

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

        We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $51.7 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of approximately $317.0 million. We expect to continue to incur significant expenses and operating losses in the near term as we:

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

        On May 11, 2016, we entered into a $60 million senior secured credit facility ("Facility") with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, "Deerfield"), as lenders. Approximately $33 million of the proceeds was used to prepay the existing senior and subordinated debt (the "Note") that was otherwise payable in 2016 and 2017. Principal on the new debt was initially due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We had an option, which we exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million in deferred interest payments ("Accrued Interest") was to be paid in cash on June 1, 2017.

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

        In February 2017, we closed an underwritten public offering under the Shelf of 5,750,000 shares of our common stock at a public offering price of $5.00 per share, which included 750,000 shares of our common stock resulting from the underwriters' exercise of their over-allotment option on February 17, 2017. Deerfield, our senior lender, participated in the purchase of our common shares as part of this public offering, and as a result, was classified as a related party. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $26.7 million.

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

        On November 8, 2018, we closed an underwritten public offering under the Shelf of 19,999,999 shares of our common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of our common stock resulting from the underwriters' exercise of their over-allotment option at the public offering price. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $43.4 million. Also, on November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of the offering to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2018. Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes (the "A&R Notes") issued under the Facility and certain other limitations, to convert principal under the A&R Notes into our common stock, subject to a floor of 95% of $10.00 per share.

        During the year ended December 31, 2018, we sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million, and paid total compensation to the sales agent and other costs of approximately $0.2 million. On November 5, 2018, we reduced the size of the Sales Agreement to up to $7,825,113 of our common stock (inclusive of amounts previously sold thereunder prior to the date hereof), effective on November 5, 2018. As of the date hereof, aggregate gross proceeds of sales of our common stock under the Sales Agreement total $7,825,113, and sales of our common stock under the Sales Agreement have been suspended.

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

        We expect the number of prescriptions filled for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to continue to increase. In addition, we expect product shipments to our wholesalers to correspondingly increase. For the year ended December 31, 2018, wholesalers purchased 275,476 units of Adzenys XR-ODT, as compared to 216,679 units for the year ended December 31, 2017. Unit shipments of Cotempla XR-ODT, which launched in the third quarter of 2017, for the year ended December 31, 2018 were 211,440, as compared to 21,443 units for the year ended December 31, 2017. Unit shipments of Adzenys ER, which launched commercially on February 26, 2018, were 1,836 units for the year ended December 31, 2018.

        In the future, we will seek to generate additional revenue from product sales of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and generic Tussionex. If we fail to successfully market Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and generic Tussionex, our inability to generate future revenue from product sales may adversely affect our results of operations and financial position.

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

        Direct development expenses associated with our research and development activities are allocated to our products and product candidates. Indirect costs related to our research and development activities that are not allocated to a product or product candidate are included in "Other Research and Development Activities" in the table below.

        Prior to 2016, the largest component of our total operating expenses has been our investment in research and development activities including the clinical development of our product candidates. The following table summarizes our research and development expenses for the periods indicated:

	December 31,
	2018	2017	2016
	(in thousands)
NT-0102 Cotempla XR-ODT	$1,724	$2,034	$1,613
NT-0201 Adzenys ER	23	155	2,403
NT-0202 Adzenys XR- ODT	1,248	760	650
NT-0400	144	—	—
NT-0502	83	—	—
Other Research and Development Activities(1)	5,286	6,008	7,541

	$8,508	$8,957	$12,207

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

General and administrative

        General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, for our employees in executive, finance, information technology and human resources functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses or cost of goods sold, and professional fees for business development, accounting, tax and legal services, expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs, as well as accounting and compliance costs to support the commercialization of our products, and, if approved, our product candidates. In addition, general and administrative expenses include our Paragraph IV litigation costs. Beginning in July 2016, we began recording stock compensation expense in the same income statement line as the cash compensation of the employee with the associated stock option in accordance with Staff Accounting Bulletin ("SAB") Topic 14 due to the increased number and amount of stock options and option compensation. We have reclassified all prior quarters' and prior years' amounts that relate to personnel not classified as general and administrative employees out of general and administrative expense to the appropriate income statement line in accordance with this approach.

        We anticipate that our general and administrative expenses will continue at these levels and may increase as we incur costs professional fees associated with future business development activities, if any. In addition, although we have settled our recent Paragraph IV litigation cases, we may be subject to future Paragraph IV litigation costs, and could incur material legal fees in the enforcement of our intellectual property rights.

Interest expense, net

        On May 11, 2016, we entered into a $60.0 million senior secured credit facility (the "Facility") with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, "Deerfield") as lenders. Deerfield participated in the purchase of our common shares as part of our February 2017 public offering, and as a result, was classified as a related party at the time of the corresponding transactions. Approximately $33.0 million of the Facility proceeds were used to prepay the existing senior Loan and Security Agreement (the "LSA") with Hercules Technology III, L.P. ("Hercules") and the 10% subordinated debt (the "Note") issued by Essex Capital Corporation ("Essex") that was otherwise payable in 2016 and 2017. We entered into an amendment (the "Amendment") to the Facility on June 1, 2017 (the "Agreement Date") to provide a one-year deferral, with an option for a second year of deferral, of payment of the first year accrued interest of $6.6 million (the "Accrued Interest"), provided that we met certain sales revenue targets and obtained FDA approval of certain of our product candidates on or before the Prescription Drug User Fee Act (the "PDUFA") goal date. Before the Amendment, this accrued interest had been deferred until June 1, 2017 per the terms of the Facility. The right to payment of the $6.6 million of accrued interest was memorialized in the form of senior secured convertible notes (the "Convertible Notes") issued to Deerfield on the Amendment Date. Interest was due quarterly at a rate of 12.95% per year. Deerfield had an option to convert these notes into our common stock. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of our common stock at a conversion price of $7.08 per share. This resulted in issuing 929,967 shares of our common stock to Deerfield on this date and the Convertible Notes were cancelled.

        On November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of an underwritten public offering of shares of our common stock which closed on November 8, 2018, to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2018. Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility, and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes (the "A&R Notes") issued under the Facility and certain other limitations, to convert principal under the A&R Notes into our common stock, subject to a floor of 95% of $10.00 per share.

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

RESULTS OF OPERATIONS

Year ended December 31, 2018 compared to the year ended December 31, 2017

Revenues

        The following table summarizes our revenues for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2018	2017
	(in thousands)
Product	$49,988	$27,132	$22,856	84.2%

        Total product revenues were $50.0 million for the year ended December 31, 2018, an increase of $22.9 million or 84.2%, from the $27.1 million for the year ended December 31, 2017. The increase was primarily due to a $17.4 million increase in net sales of Cotempla XR-ODT, which commenced commercialization on September 5, 2017 with an early experience program. Sales from Adzenys XR-ODT increased approximately $6.3 million to $26.6 million for the year ended December 31, 2018 from $20.4 million for the year ended December 31, 2017. Net sales of Adzenys ER, which launched on February 26, 2018, were negligible for the year ended December 31, 2018. These increases were partially offset by an $0.8 million decrease in net sales of our generic Tussionex to $4.4 million for the year ended December 31, 2018 from $5.2 million for the year ended December 31, 2017, primarily due to alternative treatment options for this product.

Cost of goods sold

        The following table summarizes our cost of goods sold for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2018	2017
	(in thousands)
Cost of goods sold	$26,928	$14,030	$12,898	91.9%

        The total cost of goods sold was $26.9 million for the year ended December 31, 2018, an increase of $12.9 million or 91.9%, from the $14.0 million for the year ended December 31, 2017. This increase was due to a $9.3 million increase in product costs and an associated increase of $1.7 million of finished drug, royalty fees and logistic costs relating to the 30.7% increase in sales of Adzenys XR-ODT for the year ended December 31, 2018 as compared to the year ended December 31, 2017 and sales of Cotempla XR-ODT and Adzenys ER, which commenced on September 5, 2017 and February 26, 2018, respectively. In addition, increased investment in labor and indirect production activities associated with increased manufacturing demand for our products of $1.6 million also contributed to the higher cost of goods sold for the year ended December 31, 2018.

Research and development expenses

        The following table summarizes our research and development expenses for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2018	2017
	(in thousands)
Research and development expenses	$8,508	$8,957	$(449)	(5.0)%

        Research and development expenses were $8.5 million for the year ended December 31, 2018, a decrease of approximately $0.4 million or 5.0%, from $9.0 million for the year ended December 31, 2017. The decrease was primarily related to lower product development expenses for the year ended December 31, 2018 as a result of the FDA approvals of Cotempla XR-ODT in June 2017 and Adzenys ER in September 2017.

Selling and marketing expenses

        The following table summarizes our selling and marketing expenses for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2018	2017
	(in thousands)
Sales and marketing expenses	$44,133	$46,881	$(2,748)	(5.8)%

        The total selling and marketing expenses were $44.1 million for the year ended December 31, 2018, a decrease of $2.7 million or 5.8%, from $46.9 million for the year ended December 31, 2017. The main decreases in selling and marketing expenses for the year ended December 31, 2018 as compared to the year ended December 31, 2017 were contract sales organization expenses of $17.4 million due to the internalization of our sales force in April 2018, marketing expenses of $1.1 million and professional service expenses of $0.8 million. Partially offsetting the decreases were increased salary and benefit expenses of $11.4 million, travel and entertainment expenses of $3.6 million and administrative expenses of $1.1 million due to the establishment of our internal sales team in April 2018 and to support the sales of Cotempla XR-ODT and Adzenys ER, which commenced on September 5, 2017 and February 26, 2018, respectively.

General and administrative expenses

        The following table summarizes our general and administrative expenses for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2018	2017
	(in thousands)
General and administrative expenses	$13,915	$13,805	$110	0.8%

        The total general and administrative expenses were $13.9 million for the year ended December 31, 2018, an increase of $0.1 million or 0.8%, from the $13.8 million for the year ended December 31, 2017. The increase was primarily from higher administrative expenses and professional service expenses for the year ended December 31, 2018.

Interest expense

        The following table summarizes interest expense for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2018	2017
	(in thousands)
Interest expense	$(8,974)	$(10,085)	$1,111	11.0%

        The total interest expense was $9.0 million for the year ended December 31, 2018, a decrease of $1.1 million or 11.0%, from the $10.1 million for the year ended December 31, 2017. Interest expenses for both periods were primarily from interest on the Facility (see Note 11 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details).

Other income, net

        The following table summarizes our other income for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2018	2017
	(in thousands)
Other income, net	$795	$854	$(59)	(6.9)%

        Other income, net was $0.8 million for the year ended December 31, 2018, a slight decrease of 6.9% from the $0.9 million for the year ended December 31, 2017. Other income, net mainly consisted of change in fair value of the Deerfield debt derivative and interest income for both of the years ended December 31, 2018 and 2017.

Year ended December 31, 2017 compared to the year ended December 31, 2016

Revenues

        The following table summarizes our revenues for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(in thousands)
Product	$27,132	$10,033	$17,099	170.4%

        Total product revenues were $27.1 million for the year ended December 31, 2017, an increase of $17.1 million or 170.4% from the $10.0 million for the year ended December 31, 2016. The increase was primarily due to a $16.6 million increase in net sales of Adzenys XR-ODT which launched on May 16, 2016 from $20.4 million of net sales for the year ended December 31, 2017 versus $3.8 million for the year ended December 31, 2016. Net sales of Cotempla XR-ODT which commenced on September 5, 2017 were $1.6 million. The increase was partially offset by an approximately $1.1 million decline in net sales of our generic Tussionex to $5.1 million for the year ended December 31, 2017 from $6.2 million for the year ended December 31, 2016 primarily due to competitive pricing pressures for this product.

Cost of goods sold

        The following table summarizes our cost of goods sold for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(in thousands)
Cost of goods sold	$14,030	$11,734	$2,296	19.6%

        Total cost of goods sold was $14.0 million for the year ended December 31, 2017, an increase of $2.3 million or 19.6%, from the $11.7 million for the year ended December 31, 2016. This increase was primarily from a $4.9 million increase in product costs and an associated increase of $1.7 million of royalty fees, freight and logistics costs relating to the increased sales of Adzenys XR-ODT in 2017 which launched on May 16, 2016 and sales from of Cotempla XR-ODT which commenced on September 5, 2017. Partially offsetting these increased costs were lower production cost of $4.5 million relating to efficiencies from increased production to meet sales demand, manufacturing costs for the production of Cotempla XR-ODT being capitalized into inventory after June 30, 2017, following the FDA approval date of June 19, 2017 and manufacturing costs for the production of Adzenys ER being capitalized into inventory after June 30, 2017, September 30, 2017, following the FDA approval date of September 15, 2017.

Research and development expenses

        The following table summarizes our research and development expenses for year ended December 31, 2017 and 2016:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(in thousands)
Research and development expenses	$8,957	$12,207	$(3,250)	(26.6)%

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

        The total general and administrative expenses were $13.8 million for the year ended December 31, 2017, an increase of $1.2 million or 9.3%, from the $12.6 million for the year ended December 31, 2016. Salaries and benefits expense primarily increased $0.6 million due to additional corporate personnel supporting increased compliance requirements. Legal cost for patent defense increased $1.0 million, partially offset by a $0.5 million decrease in business development and office supplies.

Interest expense

        The following table summarizes interest expense and loss on debt extinguishment for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(in thousands)
Interest expense and loss on debt extinguishment	$(10,085)	$(8,124)	$1,961	24.1%

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

        From our reorganization in 2009 until our initial public offering ("IPO"), we financed our operations primarily through private placements of common stock and redeemable convertible preferred stock and bank and other lender financing. On July 28, 2015, we closed our IPO whereby we sold 5,520,000 shares of our common stock, at a public offering price of $15.00 per share, which includes 720,000 shares of our common stock resulting from the underwriters' exercise of their over-allotment option at the IPO price on July 23, 2015. We received aggregate net proceeds of $75.0 million from the offering, after deducting underwriting discounts and commissions of $5.8 million and offering expenses of approximately $2.0 million. The securities described above were offered by us pursuant to a registration statement on Form S-1 declared effective by the SEC on July 22, 2015.

        On May 11, 2016, we entered into the Facility with Deerfield. Approximately $33 million of the $60 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the Note that was issued by us to Essex, which payments were otherwise payable in 2016 and 2017. Principal on the Facility was initially due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. We had an option, which we exercised, to defer payment of each of the first four interest payments under the Facility, adding such amounts to the outstanding loan principal. The aggregate $6.6 million Accrued Interest was to be paid in cash on June 1, 2017.

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

        We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf (the "Sales Agreement"). During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million after paying compensation to the sales agent of $0.1 million. During the year ended December 31, 2018, we sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million. On November 5, 2018, we supplemented the Shelf to reduce the size of the Sales Agreement to up to $7,825,113 of our common stock (inclusive of amounts previously sold thereunder prior to the date hereof), effective on November 5, 2018. As of the date hereof, aggregate gross proceeds of sales of our common stock under the Sales Agreement total $7,825,113, and sales of our common stock under the Sales Agreement have been suspended.

        On November 8, 2018, we closed an underwritten public offering 19,999,999 shares of our common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of our common stock resulting from the underwriters' exercise of their over-allotment option at the public offering price. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $43.4 million. Also, on November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of the offering to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2018. Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes (the "A&R Notes") issued under the Facility and certain other limitations, to convert principal under the A&R Notes into our common stock, subject to a floor of 95% of $10.00 per share.

        Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

        As of December 31, 2018, we had $46.5 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months after filing this Annual Report on Form 10-K.

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

Cash flows

        The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended December 31,			Year Ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2018	2017		2017	2016
	(in thousands)
Net Cash (used in) provided by:
Net Cash used in operating activities	$(41,441)	$(53,261)	$11,820	$(53,261)	$(70,646)	$17,385
Net Cash provided by (used in) investing activities	17,219	(2,533)	$19,752	(2,533)	(19,322)	$16,789
Net Cash provided by financing activities	38,731	63,411	$(24,680)	63,411	23,557	$39,854

Net increase (decrease) in cash and cash equivalents	$14,509	$7,617	$6,892	$7,617	$(66,411)	$74,028

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

        Net cash used in operating activities was $41.4 million and $53.3 million for the years ended December 31, 2018 and 2017, respectively. The $11.8 million decrease in net cash used from operating activities was due to the $14.1 million decrease in our net losses, as discussed in "Results of Operations" above, a $2.5 million decrease in noncash items and a $0.2 million increase in cash provided by working capital. The decrease of $2.5 million in noncash items was primarily due to a $2.1 million decrease in deferred interest on debt to Deerfield, a $0.7 million decrease in share-based compensation expense and a $0.4 million decrease on amortization of senior debt discounts, partially offset by a $0.1 million increase from the fair value change of earnout and derivative liabilities and a $0.4 million increase in depreciation and amortization of property and equipment. The $0.2 million increase in cash provided by working capital included a $7.6 million increase from decreased inventories due to increased sales for our branded products, Adzenys VR-ODT and Cotempla XR-ODT, in 2018, partially offset by a $6.6 million decrease in accounts receivable due to timing of collections, and a $0.7 million decrease from the discontinued deferred commercial sales organization costs due to the transitioning of our sales organization from contracted to internal in April 2018.

        Net cash used in operating activities was $53.3 million and $70.6 million for the years ended December 31, 2017 and 2016, respectively. The $17.4 million decrease in net cash used from operating activities was due to the $17.0 million decrease in our net losses, a $2.0 million decrease in noncash items and a $2.4 million increase in the provision of cash from working capital. The increase in cash provided by working capital changes resulted primarily from the following: $9.2 million decreased cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments, $0.8 million increase from the deferred commercial sales organization costs as the ongoing operations contract commenced in March 2016 and $0.9 million increase from other assets related mainly to prepaid expenses. These increases were partially offset by $5.3 million for accounts receivable mainly due to increased sales in Adzenys XR-ODT and Cotempla XR-ODT in 2017 and $3.2 million from increased inventories due to increased production volume for Adzenys XR-ODT and Cotempla XR-ODT. The decrease in noncash items was principally due to a $2.6 million decrease in deferred interest on debt, a $0.9 million decrease resulting from the 2016 loss on debt extinguishment due to the early repayment of the Facility and the Note, a $0.5 million decrease in the fair value change of earnout and derivative liabilities and a $0.2 million decrease in depreciation and amortization expense, partially offset by a $0.6 million increase in share-based compensation expense, a $0.9 million increase in amortization of senior debt fees and a $0.9 million decrease in deferred gain on sale of equipment primarily due to the expiration of the 2013 and 2014 sale-leasebacks.

Cash provided by (used in) investing activities

        Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

        Net cash provided by investing activities was $17.2 million for the year ended December 31, 2018 primarily due to $36.5 million of sales and maturities of short-term investments, partially offset by the $17.9 million purchase of short-term investments and $1.4 million of capital expenditures principally for production equipment.

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

        Net cash used by investing activities was $19.3 million for the year ended December 31, 2016 primarily due to the $66.1 million purchase of short-term investments partially offset by the $50.8 million sales of short-term investments, $3.6 million of capital expenditures principally for equipment and systems to be used in the production and testing of Adzenys XR-ODT and our other product candidates and a new Enterprise Resource Planning System.

Cash provided by financing activities

        Net cash provided by financing activities of $38.7 million in the year ended December 31, 2018 principally included $47.3 million of proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs and partially offset by $8.4 million due to the $7.5 million principal payments of the senior facility under the Second Amendment with Deerfield and the principal payments under the sales-leasebacks.

        Net cash provided by financing activities of $63.4 million in the year ended December 31, 2017 principally included $64.6 million of proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs and partially offset by $1.0 million of principal payments under the sales-leasebacks.

        Net cash provided by financing activities of $23.6 million in the year ended December 31, 2016 primarily resulted from proceeds of $60.0 million from the issuance of notes to Deerfield, partially offset by a $1.4 million yield enhancement fee paid to Deerfield and $0.2 million of legal fees, the full repayment of the $25.0 million of principal and a $1.1 million end of term charge payment under the LSA, a $7.3 million of principal and interest payment under the 10% Note, and $1.9 million of principal payments under the sales leasebacks partially offset by $0.4 million of proceeds from the sale of related equipment.

Credit facilities

        On May 11, 2016, we entered into a $60.0 million Facility with Deerfield. Approximately $33 million of the proceeds was used to repay the existing $24.3 million principal and $0.1 million of accrued interest related to the LSA, the $1.1 million LSA end of term fee, an LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the Note that was issued by us to Essex which was to mature in March 2017, which were otherwise payable in 2016 and 2017. Principal on the Facility was initially due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. In connection with the Facility, we paid a $1,350,000 yield enhancement fee to Deerfield and approximately $0.2 million of legal fees. Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million.

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

        On November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of an underwritten public offering of shares of our common stock to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2018. Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the A&R Notes and certain other limitations, to convert principal under the A&R Notes into our common stock, subject to a floor of 95% of $10.00 per share.

        Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2018, we were in compliance with the covenants under the Facility.

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

        On November 5, 2018, we filed Supplement No. 1 to the prospectus dated August 12, 2016, which reduced the size of our continuous offering of our common stock pursuant to the Sales Agreement. Following the reduction, we are authorized to issue up to $7,825,113 of our common stock pursuant to the Sales Agreement (inclusive of amounts previously sold thereunder prior to the date hereof). As of the date hereof, aggregate gross proceeds of sales of our common stock under the Sales Agreement total $7,825,113, and sales of our common stock under the Sales Agreement have been suspended.

        On November 8, 2018, the Company closed an underwritten public offering of 19,999,999 shares of its common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of its common stock resulting from the underwriters' exercise of their over-allotment option at the public offering price. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $43.4 million.

        During the year ended December 31, 2018, we sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million. As of December 31, 2018, $5.2 million of our common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf.

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

  •
  the number and characteristics of new product candidates that we pursue; and

  •
  our ability to hire qualified employees at salary levels consistent with our estimates to support our growth and development, including additional general and administrative personnel as a result of increased product sales and commercial operations, as well as sales and marketing personnel to commercialize our approved products.

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

Revenue recognition

        Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services at a point in time. We make estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler fees, wholesaler chargebacks and estimated rebates) to be incurred on the selling price of the respective product sales, and recognize the estimated amount as revenue when it transfers control of the product to its customers (e.g., upon delivery). Variable consideration is determined using either an expected value or a most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint will require the use of significant management judgment and other market data. We provide for prompt payment discounts, wholesaler fees and wholesaler chargebacks based on customer contractual stipulations. We analyze recent product return history and other market data obtained from our third party logistics providers ("3PLs") to determine a reliable return rate. Additionally, we analyze historical savings offers and rebate payments based on patient prescriptions dispensed for Adzenys XR ODT, Cotempla XR ODT and Adzenys ER and information obtained from third party providers to determine these respective variable considerations.

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

        Revenues for Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and generic Tussionex for the years ended December 31, 2018, 2017 and 2016, respectively, are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Adzenys XR-ODT	$26,631	$20,377	$3,803
Cotempla XR-ODT	19,014	1,590	—
Adzenys ER	(27)	—	—
Generic Tussionex	4,370	5,165	6,230

	$49,988	$27,132	$10,033

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

        We recognize total gross product sales less gross to net sales adjustment as revenue based on shipments from 3PLs to the Company's wholesaler customers.

Savings offers for branded products

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

Wholesale distribution fees

        Wholesale distribution fees are based on definitive contractual agreements for the management of the Company's products by wholesalers and are recorded as accrued expenses and as a gross to net sales adjustment at the time revenue is recognized.

Rebates

        Our branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER are subject to commercial managed care and government managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Calculations related to rebate accruals of branded products are estimated based on information from third-party providers.

        Our generic Tussionex product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Generic Tussionex government rebates are estimated based upon rebate payment data available from sales of the Company's generic Tussionex product over the past three years.

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

        We analyzed recent branded product return history and other market data obtained from the Company's 3PLs as well as data available from sales of our branded products to determine a reliable return rate for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Generic Tussionex product returns were estimated based upon return data available from sales of our generic Tussionex product over the past three years.

Wholesaler chargebacks for generic product

        Our generic Tussionex products are subject to certain programs with wholesalers whereby pricing on products is discounted below wholesaler list price to participating entities. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to the Company. Estimated chargebacks are recorded as a discount allowance against accounts receivable and as a gross to net sales adjustments at the time revenue is recognized based on information provided by third parties.

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

        The following table presents our gross to net sales deductions for our Adzenys XR-ODT which we launched commercially on May 16, 2016, our Cotempla XR-ODT which we initiated an early experience program with limited product availability on September 5, 2017 and launched nationwide on October 2, 2017 and Adzenys ER which we launched commercially on February 26, 2018 for the years ended December 31, 2018, 2017 and 2016:

	Cash Discounts	Sales Offers	Wholesaler Fees	Returns	Government Rebates	Total Gross to Net Sales Deductions
	(in thousands)
Balance at December 31, 2015	$—	$—	$—	$—	$—	$—

Provision, net	384	5,816	1,082	274	567	8,123
Payments / credits	(324)	(3,746)	(622)	—	(62)	(4,754)

Balance at December 31, 2016	$60	$2,070	$460	$274	$505	$3,369

Provision, net	1,468	30,978	6,791	1,625	7,793	48,655
Payments / credits	(1,288)	(25,880)	(5,047)	(80)	(4,354)	(36,649)

Balance at December 31, 2017	$240	$7,168	$2,204	$1,819	$3,944	$15,375

Provision, net	3,210	71,303	16,150	3,506	18,709	112,878
Payments / credits	(2,997)	(67,183)	(14,362)	(1,145)	(14,973)	(100,660)

Balance at December 31, 2018	$453	$11,288	$3,992	$4,180	$7,680	$27,593

        Total items deducted from gross product sales were $112,878, $48,655 and $8,123, or 71.2%, 68.9% and 68.1% as a percentage of gross product sales, for the years ended December 31, 2018, 2017 and 2016, respectively, due principally to the savings offers being made to penetrate the ADHD market.

        The following table presents our gross to net sales deductions for our generic Tussionex for the years ended December 31, 2018, 2017 and 2016:

	Chargebacks	Cash Discounts	Wholesaler Fees	Returns	Government Rebates	Total Gross to Net Sales Deductions
	(in thousands)
Balance at December 31, 2015	940	99	361	429	110	1,939

Provision, net	10,504	388	1,756	491	(48)	13,091
Payments / credits	(10,665)	(376)	(2,068)	(36)	(24)	(13,169)

Balance at December 31, 2016	$779	$111	$49	$884	$38	$1,861

Provision, net	10,146	346	1,452	167	43	12,154
Payments / credits	(10,109)	(359)	(1,360)	(158)	(18)	(12,004)

Balance at December 31, 2017	$816	$98	$141	$893	$63	$2,011

Provision, net	8,565	308	1,263	297	37	10,470
Payments / credits	(8,067)	(308)	(1,147)	(213)	(17)	(9,752)

Balance at December 31, 2018	$1,314	$98	$257	$977	$83	$2,729

        Total items deducted from gross product sales were $10,470, $12,154 and $13,091, or 70.6%, 70.2% and 67.8% as a percentage of gross product sales, for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in the gross to net sales deduction percentage resulted from a higher proportion of the sales being made to a major pharmacy chain that receives volume pricing concessions.

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

        The following table reflects a summary of our estimates of future material contractual obligations as of December 31, 2018. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr	1 - 3 Yrs.	3 - 5 Yrs	Thereafter
	(In thousands)
Deerfield senior secured facility	$68,124	$13,843	$37,662	$16,619	—
Capital leases for equipment	2,096	1,257	819	20	—
Earnout liability	37	—	—	—	37
Texas facility operating lease	6,181	955	2,010	2,110	1,106
Pennsylvania office space lease	360	152	208	—	—
Equipment operating leases	112	73	39	—	—

	$76,910	$16,280	$40,738	$18,749	$1,143

        We had borrowed $60.0 million under the Deerfield Facility. On November 5, 2018, we amended the facility and prepaid $7.5 million otherwise due in May 2019, and currently have a balance of $52.5 million of senior secured credit as of December 31, 2018. The payments above are inclusive of related interest amounts as of December 31, 2018.

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

        On March 6, 2017, after our NDA submission for Adzenys ER requiring a Paragraph IV certification notification to the producer of Adderall XR, Shire Pharmaceuticals, in accordance with the Hatch-Waxman Amendments, we entered into a License Agreement (the "2017 License Agreement") with Shire. Pursuant to this agreement, Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to our NDA No. 204325 for an extended-release amphetamine liquid suspension. Under the terms of the agreement, after receiving regulatory approval by the FDA of our NDA for Adzenys ER, in October 2017, we paid a lump sum, non-refundable license fee of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We are paying a single digit royalty on net sales of Adzenys ER during the life of the relevant Shire patents.

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

ITEM 7A.    Qualitative and Quantitative Disclosures About Market Risk

Market risk

        We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of December 31, 2018, we had cash and cash equivalents of $46.5 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents portfolio, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

        Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018, based on those criteria.

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

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Except as set forth below, information required by this item will be included under the captions Elections of Directors, Information Regarding the Board of Directors and Corporate Governance, Executive Compensation and Other Information, and Section 16(a) Beneficial Ownership Reporting Compliance contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2018 (the "Proxy Statement") pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:

(1)
Financial Statements. The following financial statements of Neos Therapeutics, Inc., together with the report thereon of RSM US LLP, required to be filed pursuant to Part II, Item 8 of this Annual Report on Form 10-K, are included on pages F-2 through F-39, as follows:

  (2)
  Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts

  (3)
  The exhibits required by Items 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(b)
Exhibits:

        [Exhibit Index to be inserted by the Printer]

ITEM 16.    Form 10-K Summary

        None.

Neos Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Neos Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Neos Therapeutics, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018 and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas
March 18, 2019

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$46,478	$31,969
Short-term investments	—	18,448
Accounts receivable, net of allowances for chargebacks and cash discounts of $1,865 and $1,154 at December 31, 2018 and December 31, 2017, respectively	27,801	13,671
Inventories	10,367	11,732
Other current assets	4,032	3,575

Total current assets	88,678	79,395
Property and equipment, net	7,914	8,203
Intangible assets, net	14,616	16,348
Other assets	149	162

Total assets	$111,357	$104,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,730	$11,460
Accrued expenses	35,818	20,944
Current portion of long-term debt	8,557	896

Total current liabilities	57,105	33,300

Long-Term Liabilities:
Long-term debt, net of current portion	43,217	58,938
Derivative liability	2,017	1,660
Deferred rent	989	1,083
Other long-term liabilities	184	180

Total long-term liabilities	46,407	61,861

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 100,000,000 authorized at December 31, 2018 and December 31, 2017; 49,710,104 and 49,676,303 issued and outstanding, respectively, at December 31, 2018; 29,030,757 and 28,996,956 issued and outstanding, respectively, at December 31, 2017	50	29
Treasury stock, at cost, 33,801 shares at December 31, 2018 and December 31, 2017	(352)	(352)
Additional paid-in capital	325,130	274,584
Accumulated deficit	(316,983)	(265,308)
Accumulated other comprehensive loss	—	(6)

Total stockholders' equity	7,845	8,947

Total liabilities and stockholders' equity	$111,357	$104,108

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net product sales	$49,988	$27,132	$10,033
Cost of goods sold	26,928	14,030	11,734

Gross profit (loss)	23,060	13,102	(1,701)
Research and development expenses	8,508	8,957	12,207
Selling and marketing expenses	44,133	46,881	49,291
General and administrative expenses	13,915	13,805	12,625

Loss from operations	(43,496)	(56,541)	(75,824)
Interest expense	(8,974)	(10,085)	(6,937)
Loss on debt extinguishment	—	—	(1,187)
Other income, net	795	854	1,197

Net loss	$(51,675)	$(65,772)	$(82,751)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	32,288,555	24,751,091	16,052,390

Net loss per share of common stock, basic and diluted	$(1.60)	$(2.66)	$(5.16)

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(51,675)	$(65,772)	$(82,751)
Other comprehensive loss:
Gain (loss) on short-term investments	6	(5)	2
Reclassification of gains included in net loss	—	—	(3)

Total other comprehensive income (loss)	6	(5)	(1)

Comprehensive loss	$(51,669)	$(65,777)	$(82,752)

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except shares)

	Preferred Stock		Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
							Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2015	—	$—	16,025,155	$16	(9,197)	$(171)	$195,314	$(116,785)	$—	$78,374
Proceeds from exercise of options and warrants	—	—	54,747	—	—	—	13	—	—	13
Share-based compensation expense	—	—	—	—	—	—	3,460	—	—	3,460
Purchase of treasury stock	—	—	—	—	(9,709)	(61)	—	—	—	(61)
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	(82,751)	—	(82,751)

Balance, December 31, 2016	—	$—	16,079,902	$16	(18,906)	$(232)	$198,787	$(199,536)	$(1)	$(966)

Issuance of common stock, net of issuance costs	—	—	12,019,639	12	—	—	64,548	—	—	64,560
Issuance of common stock upon conversion of convertible notes	—	—	929,967	1	—	—	6,585	—	—	6,586
Shares issued from exercise of stock options	—	—	1,249	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(14,895)	(120)	—	—	—	(120)
Share-based compensation expense	—	—	—	—	—	—	4,051	—	—	4,051
Recognition of beneficial conversion feature on convertible notes	—	—	—	—	—	—	613	—	—	613
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	(65,772)	—	(65,772)

Balance, December 31, 2017	—	$—	29,030,757	$29	(33,801)	$(352)	$274,584	$(265,308)	$(6)	$8,947

Issuance of common stock, net of issuance costs	—	—	20,651,524	21	—	—	47,271	—	—	47,292
Issuance of common stock upon RSU conversion	—	—	26,991	—	—	—	—	—	—	—
Shares issued for exercise of stock options	—	—	832	—	—	—	—	—	—	—
Payroll tax withheld for RSU releases	—	—	—	—	—	—	(46)	—	—	(46)
Share-based compensation expense	—	—	—	—	—	—	3,321	—	—	3,321
Net unrealized loss on investments	—	—	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	—	—	(51,675)	—	(51,675)

Balance, December 31, 2018	—	$—	49,710,104	$50	(33,801)	$(352)	$325,130	$(316,983)	$—	$7,845

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net loss	$(51,675)	$(65,772)	$(82,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,321	4,051	3,460
Depreciation and amortization of property and equipment	1,750	1,363	1,598
Amortization of patents and other intangible assets	1,737	1,660	1,662
Changes in fair value of earnout, derivative and warrant liabilities	(387)	(509)	18
Amortization of senior debt discounts	961	1,316	406
Amortization of short-term investment purchase discounts	(131)	(126)	(156)
Deferred interest on debt	—	2,111	4,738
Loss on debt extinguishment	—	—	942
Gain on sale of equipment	—	(23)	(922)
Other adjustments	48	(91)	5
Changes in operating assets and liabilities:
Accounts receivable	(14,130)	(7,536)	(2,232)
Inventories	1,365	(6,190)	(3,022)
Deferred contract sales organization fees	—	720	(123)
Other assets	(444)	(414)	(1,278)
Accounts payable	1,270	3,008	2,377
Accrued expenses	14,874	13,171	4,632

Net cash used in operating activities	(41,441)	(53,261)	(70,646)

Cash Flows From Investing Activities:
Purchases of short-term investments	(17,906)	(48,015)	(66,088)
Sales and maturities of short-term investments	36,491	45,118	50,816
Proceeds from sale-leaseback of equipment	—	3,222	—
Capital expenditures	(1,361)	(2,497)	(3,550)
Intangible asset expenditures	(5)	(361)	(500)

Net cash provided by (used in) investing activities	17,219	(2,533)	(19,322)

Cash Flows From Financing Activities:
Proceeds from Deerfield debt note, net of fees	—	—	58,419
Prepayment of senior debt and fee	—	—	(26,063)
Proceeds from sale of equipment	—	—	415
Proceeds from the issuance of common stock, net of issuance cost	47,292	64,560	13
Payments made on borrowings	(8,425)	(989)	(9,166)
Payments made to purchase treasury stock	—	(120)	(61)
Payment of payroll taxes withheld for releases of restricted stock units	(46)	—	—
Payments made on behalf of Deerfield	(90)	(40)	—

Net cash provided by financing activities	38,731	63,411	23,557

Increase (decrease) in cash and cash equivalents	14,509	7,617	(66,411)
Cash and Cash Equivalents:
Beginning	31,969	24,352	90,763

Ending	$46,478	$31,969	$24,352

Supplemental Disclosure of Noncash Transactions:
Exit Fee liability incurred in connection with Second Amendment to Facility	$750	$—	$—

Derivative Liability incurred in connection with First Amendment to Facility	$611	$2,107	$—

Capital lease liability from purchase of equipment	$105	$—	$—

Issuance of senior secured convertible notes in lieu of interest payment	$—	$6,586	$—

Issuance of common stock upon conversion of senior secured convertible notes	$—	$6,586	$—

Capital lease liability from sale-leaseback transactions	$—	$3,222	$—

Prepaid assets included in accounts payable	$—	$654	$—

Beneficial conversion feature incurred on convertible notes	$—	$613	$—

Deferred contract sales organization fees	$—	$—	$597

Supplemental Cash Flow Information:
Interest paid	$8,158	$6,769	$2,857

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and nature of operations

        Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the "Company") is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet and liquid suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including three approved products for the treatment of attention deficit hyperactivity disorder ("ADHD"). Adzenys XR-ODT was approved by the US Food and Drug Administration (the "FDA") on January 27, 2016 and launched commercially on May 16, 2016. The Company received approval from the FDA for Cotempla XR-ODT, its methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017, and the Company initiated an early experience program with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017. Also, the Company received approval from the FDA for Adzenys ER oral suspension ("Adzenys ER") on September 15, 2017 and launched this product on February 26, 2018. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) ("generic Tussionex"), extended-release liquid suspension for the treatment of cough and upper respiratory symptoms of a cold. In addition to its marketed products, the Company is developing NT-0400, its XR-ODT product candidate for nausea and vomiting and NT0502, its product candidate for the treatment of sialorrhea.

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

        Concentration of credit risk:    Accounts receivable subjects the Company to concentrations of credit risk. Accounts receivable were due from fourteen customers in the years ended December 31, 2018 and 2017, respectively. Three customers accounted for 96% and 94% of the accounts receivable at December 31, 2018 and 2017, respectively.

        There were fifteen, fourteen and thirteen customers that accounted for all gross revenue in the years ended December 31, 2018, 2017 and 2016, respectively. Of which, three customers accounted for 93% of the gross revenue for the years ended December 31, 2018 and 2017, respectively, and two customers accounted for 82% of the gross revenue for the year ended December 31, 2016.

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

        Reclassifications:    In 2017, the Company reclassified certain patents from Other assets to Intangible assets, net as reported on the condensed consolidated balance sheets. There was no impact to the Company's consolidated statements of operations.

        Liquidity:    During 2018, 2017 and 2016, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from pharmaceutical products developed with its extended-release technologies. The Company does not anticipate it will be profitable until after the successful commercialization of its approved products, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. In November 2018, the Company completed an offering of its common stock and restructured its outstanding debt to reduce and possibly delay the amount of principal payable in cash. Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Report on Form 10-K.

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

        Short-term investments:    Short-term investments, if any, consist of debt securities that have original maturities greater than three months but less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of material tax effects reported, as accumulated other comprehensive income or loss, which is a separate component of stockholders' equity (deficit). Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in other income in the consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date, if any, as non-current assets.

        Allowance for doubtful accounts:    The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management determines the adequacy of the allowance based on reviews of individual accounts, historical losses, existing economic conditions and estimates based on management's judgments in specific matters. Accounts are written off as they are deemed uncollectible based on periodic review of the accounts. There is no allowance for doubtful accounts at December 31, 2018 or December 31, 2017, as management believes that all receivables are fully collectible.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

        Inventories:    In 2016, inventories were stated at the lower of cost (first in, first out) or market and, effective January 1, 2017, inventory is now required to be measured at the lower of cost (first in, first out) or net realizable value. The change to stating inventories at the lower of cost or net realizable value in 2017 was adopted prospectively and did not have a significant effect on the Company's ongoing financial reporting as valuing inventory at the lower of cost or net realizable value approximated the prior policy of valuing inventory at the lower of cost or market. Inventories have been reduced by an allowance for excess and obsolete inventories. Cost elements include material, labor and manufacturing overhead. Inventories consist of raw materials, work in process and finished goods.

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

        Impairment of long-lived assets:    Long-lived assets such as property and equipment and intangibles subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Such assets are also evaluated for impairment in light of the Company's continuing losses. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment charges were recorded for the years ended December 31, 2018, 2017 or 2016.

        Derivative liabilities:    The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company's financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability and the change in fair value is recorded in other income (expense) in the consolidated results of operations. In circumstances where there are multiple embedded instruments that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

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

        Revenue recognition:    Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company makes estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler fees, wholesaler chargebacks and estimated rebates) to be incurred on the selling price of the respective product sales, and recognizes the estimated amount as revenue when it transfers control of the product to its customers (e.g., upon delivery). Variable consideration is determined using either an expected value or a most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint will require the use of significant management judgment and other market data. The Company provides for prompt payment discounts, wholesaler fees and wholesaler chargebacks based on customer contractual stipulations. The Company analyzes recent product return history and other market data obtained from its third party logistics providers ("3PLs") to determine a reliable return rate. Additionally, management analyzes historical savings offers and rebate payments based on patient prescriptions dispensed for Adzenys XR ODT, Cotempla XR ODT and Adzenys ER and information obtained from third party providers to determine these respective variable considerations.

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

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

Disaggregation of revenue

        The following table disaggregates the Company's net product sales by product:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Adzenys XR-ODT	$26,631	$20,377	$3,803
Cotempla XR-ODT	19,014	1,590	—
Adzenys ER	(27)	—	—
Generic Tussionex	4,370	5,165	6,230

	$49,988	$27,132	$10,033

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

        The Company recognizes total gross product sales less gross to net sales adjustments as revenue based on shipments from 3PLs to the Company's wholesaler customers.

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

Wholesale distribution fees

        Wholesale distribution fees are based on definitive contractual agreements for the management of the Company's products by wholesalers and are recorded as accrued expenses and as a gross to net sales adjustment at the time revenue is recognized.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

Rebates

        The Company's branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER are subject to commercial managed care and government managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Calculations related to rebate accruals of branded products are estimated based on information from third-party providers.

        The Company's generic Tussionex product is subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Generic Tussionex government rebates are estimated based upon rebate payment data available from sales of the Company's generic Tussionex product over the past three years.

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

        The Company analyzed recent branded product return history and other market data obtained from the Company's 3PLs as well as data available from sales of its branded products to determine a reliable return rate for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Generic Tussionex product returns were estimated based upon return data available from sales of the Company's generic Tussionex product over the past three years.

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

        Advertising costs:    Advertising costs are comprised of print and electronic media placements that are expensed as incurred. The Company recognized advertising costs of $0.6 million, $0.4 million and $7.4 million during the years ended December 31, 2018, 2017 and 2016 respectively.

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

        For performance-based stock awards, compensation expense is recognized on a straight-line basis, based on the grant date fair value, over the performance period or through the vesting date, whichever is longer. Management monitors the probability of achievement of the performance conditions and adjusts stock-based compensation expense, if necessary.

        After the closing of the Company's IPO, the Company's board of directors has determined the fair value of each share of underlying common stock based on the closing price of the Company's common stock as reported by the NASDAQ Global Market on the date of grant.

        Under ASU No. 2017-09 guidance for accounting for share-based payments, the Company has elected to continue estimating forfeitures at the time of grant and, if necessary, revise the estimate in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest. The adoption of this standard in 2017 did not have a material impact on the Company's business, financial position, results of operations or liquidity.

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

        Management evaluates the Company's tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of December 31, 2018 and 2017, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOL's) with no separate reserve for uncertain tax positions required.

        Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at December 31, 2018 and 2017, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

        Recent accounting pronouncements:    In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The standard is effective for public entities for the fiscal years ending after December 15, 2020, with early adoption permitted for the removed disclosures and delayed adoption permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13 on its consolidated financial statements.

        In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which was issued to state the income tax accounting implications of the Tax Cuts and Jobs Act of 2017 (the "TCJA"). The guidance clarifies the measurement period timeframe, changes in subsequent reporting periods and reporting requirements as a result of the TCJA. The measurement period begins in the period that includes the TCJA's enactment date, which was December 22, 2017, and as a result the Company has reflected the impact of this ASU on the deferred tax calculation as of December 31, 2017.

        In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA, and requires certain disclosures about

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

stranded tax effects. ASU 2018-02 is effective for entities for fiscal years beginning after December 15, 2018 with early adoption permitted, and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the TCJA is recognized. This standard became effective for the Company standard on January 1, 2019. The adoption of this standard will not have a material impact on the Company's consolidated results of operations or financial position.

        In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the modification. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. This standard became effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial position.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was designed to reduce the diversity in practice of how the eight specified items are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those years. This standard became effective for the Company on January 1, 2018. The adoption of this standard did not have a significant effect on the Company's ongoing financial reporting as the Company had classified its debt prepayment and debt extinguishment costs in the Condensed Consolidated Statements of Cash Flows in accordance with the amendments.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (the "New Lease Standard"). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use ("ROU") asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. In January, July and December 2018, the FASB issued additional amendments to the new lease guidance relating to, transition, and clarification. The July 2018 amendment, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented.

        Pursuant to ASU No. 2018-11, the Company will elect to use the effective date approach at transition. Therefore, no adjustments will be made to amounts in prior period financial statements. Capital leases will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. Operating leases will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.

        The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this standard on the effective date of January 1, 2019.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

        The Company is substantially complete with its evaluation of the new standard as it relates to its operating lease disclosed in Note 15 "Commitments and Contingencies". The remaining steps in the implementation process include finalizing lease liability and right of use asset schedules and the review and evaluation of disclosures and presentation in the Company's financial statements. In addition, an evaluation of whether there are existing contracts that may contain embedded leases has been performed and the Company is evaluating the impact of its findings. However, it does not expect that the identification of any embedded leases will result in a material impact to the consolidated financial statements and disclosures upon the adoption of this standard. In addition, the Company made an accounting policy election to combine the lease and non-lease components and the short-term lease practical expedients allowed under ASC 842. The adoption of ASC 842 will lead to an increase in the assets and liabilities recorded on the balance sheets primarily due to the lease agreement attributable to leased office space. This New Lease Standard will not have a material impact on the Company's balance sheets, consolidated statements of comprehensive loss or cash flows from operations. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact its current conclusions and will expand its analysis to include any new lease arrangements initiated prior to adoption.

        We expect to recognize approximately $3.0 million to $4.8 million of additional assets and corresponding liabilities on our balance sheet as of the beginning of fiscal 2019 and will record any cumulative effect of adopting the New Lease Standard as an adjustment to the opening balance of Retained Earnings. We do not expect that any adjustment to Retained Earnings at adoption will have a material impact on our consolidated financial statements.

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

        As a result, the Company revised its results for branded net product sales revenue which commenced in May 2016 with the launch of Adzenys XR-ODT for the years ended December 31, 2016 and 2017 and applicable interim periods within those years, as if the New Revenue Standard had been effective for those periods.

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

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

        Under the New Revenue Standard, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Therefore, the Company is required to make estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler fees and estimated rebates) to be incurred on the selling price of the respective branded product sales, and recognize the estimated amount as revenue, when it transfers control of the product to its customers (e.g., upon shipment or delivery). Variable consideration must be determined using either an expected value or most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint require the use of significant management judgment and other market data. To implement the New Revenue Standard, the Company analyzed recent branded product return history and other market data obtained from its 3PLs as well as data available from sales of its branded products to determine a reliable return rate. Additionally, management analyzed historical savings offers, prompt payment discounts, wholesaler fees and rebates payments based on patient prescriptions dispensed of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and information obtained from third-party providers to determine these respective variable considerations. Management has concluded that estimates of the above variable considerations are reasonably constrained, and estimates can be used for recognizing branded total gross product sales less gross to net sales adjustments as revenue beginning January 1, 2018. The Company had restated it's Consolidated Financial Statements for the years ended on December 31, 2017 and 2016 in the 8-K filed with SEC on December 11, 2018 for the adoption of the New Revenue Standard. Refer to Impacts to Previously Reported Results below for the impact of adoption of the New Revenue Standard included in the Company's condensed consolidated statements of operations.

        Adoption of the New Revenue Standard resulted in the recognition of additional net branded product sales revenue of $2.1 million and $0.9 million for years ended December 31, 2017 and 2016, respectively, partially offset by associated increased cost of goods sold of $1.6 million and $0.3 million, respectively. As a result, the net loss reported was reduced by $0.5 million and $0.6 million reflecting the gross profit from the accelerated revenue and associated cost of goods sold for years ended December 31, 2017 and 2016, respectively. The net loss per share of common stock, basic and diluted reported was improved by $0.02 and $0.03 per share for December 31, 2017 and 2016, respectively. The adoption of the New Revenue Standard reduced the net operating loss carry forward for 2017 and 2016, respectively; however, there was no impact to the provision for income taxes because the Company's deferred tax asset benefits are fully reserved for December 31, 2017 and 2016, respectively. In addition, adoption of the New Revenue Standard resulted in a decrease in reported total current assets by $3.2 million as of December 31, 2017, due to the elimination of deferred cost of goods sold and wholesaler fees. Reported total current liabilities decreased by $4.3 million as of December 31, 2017, due to the elimination of deferred revenue partially offset by increases in accrued expenses for contract obligations related to savings offers, product returns and rebates. See Impacts of New Revenue Standard to Previously Reported Results below for the impact of adoption of the New Revenue Standard on the Company's consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of significant accounting policies (Continued)

Impacts of New Revenue Standard to Previously Reported Results

        Adoption of the new revenue standard impacted the Company's reported results as follows:

	Year Ended December, 31
	2017			2016
Condensed consolidated statements of operations:	As Reported	New Revenue Standard Adjustment	As Adjusted	As Reported	New Revenue Standard Adjustment	As Adjusted
	(In thousands, except per share data)
Revenue: net product sales	$25,018	$2,114	$27,132	$9,154	$879	$10,033
Cost of goods sold	12,391	1,639	14,030	11,437	297	11,734
Gross profit (loss)	12,627	475	13,102	(2,283)	582	(1,701)
Net loss attributable to common stock	(66,247)	475	(65,772)	(83,333)	582	(82,751)
Net loss per share of common stock, basic and diluted	(2.68)	0.02	(2.66)	(5.19)	0.03	(5.16)

	December 31, 2017
Condensed consolidated statements of balance sheet:	As Reported	New Revenue Standard Adjustment	As Adjusted
Inventories	$13,459	$(1,727)	$11,732
Other current assets	5,093	(1,518)	3,575
Total current assets	82,640	(3,245)	79,395
Accrued expenses	10,570	10,374	20,944
Deferred revenue	14,676	(14,676)	—
Total current liabilities	37,602	(4,302)	33,300
Accumulated deficit	(266,365)	1,057	(265,308)
Total liabilities and stockholder's equity	107,353	(3,245)	104,108

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

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Net loss per share (Continued)

        The following potentially dilutive securities outstanding were excluded from consideration in the computation of diluted net loss per share of common stock for the years ended December 31, 2018, 2017 and 2016, respectively, because including them would have been anti-dilutive:

	December 31,
	2018	2017	2016
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833	70,833
Stock options outstanding	3,446,885	2,454,973	2,107,344
RSUs granted, not released	75,314	85,000	—

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

        The following table presents the hierarchy for the Company's financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$27,419	$19,059	$—	$46,478

Total financial assets	$27,419	$19,059	$—	$46,478

Earnout liability	$—	$—	$37	$37
Derivative liability (see Note 11)	—	—	2,017	2,017

Total financial liabilities	$—	$—	$2,054	$2,054

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair value of financial instruments (Continued)

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$31,969	$—	$—	$31,969
Short-term investments	—	18,448	—	18,448

Total financial assets	$31,969	$18,448	$—	$50,417

Earnout liability	$—	$—	$170	$170
Derivative liability (see Note 11)	—	—	1,660	1,660

Total financial liabilities	$—	$—	$1,830	$1,830

        The Company's Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with an original maturity of 90 days or less at December 31, 2018 and 2017. Asset values were considered to approximate fair value due to their short-term nature.

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

        The Company's cash and cash equivalents and short-term investments had quoted prices at December 31, 2018 and 2017 as shown below:

	December 31, 2018
	Amortized Cost	Unrealized Loss	Market Value
	(in thousands)
Bank deposits and money market funds	$27,419	$—	$27,419
Financial and corporate debt securities	19,059	—	19,059

	$46,478	$—	$46,478

	December 31, 2017
	Amortized Cost	Unrealized Loss	Market Value
	(in thousands)
Bank deposits and money market funds	$31,969	$—	$31,969
Financial and corporate debt securities	18,454	(6)	18,448

	$50,423	$(6)	$50,417

        The Company's Level 3 liability included the fair value of the earnout liability and the fair value of the Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. derivative liability at December 31, 2018 and 2017.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair value of financial instruments (Continued)

        The fair value of the earnout liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at December 31, 2017 and revised at December 31, 2018. These revisions were primarily due to an updated revenue forecast for the Company's generic Tussionex and the use of a directly-calculated revenue volatility of 42% based on data for potential comparable publicly-traded companies in the generic drug manufacturing space including the Company, whereas previously an unlevered equity volatility of 50% had been selected. Significant changes to these assumptions would result in increases/decreases to the fair value of the earnout liability. The methodologies and significant inputs used in the determination of the fair value of the earnout liability were as follows:

	December 31, 2018 Earnout Liability	December 31, 2017 Earnout Liability
Date of Valuation	12/31/2018	12/31/2017
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	42%	42%
Risk-free rate (annual)	2.53% - 3.29%	1.62% - 2.88%
Time period from valuation until end of earnout	.5 - 9.5	.5 - 9.5
Earnout Target 1 (thousands)	$13,700	$13,700
Earnout Target 2 (thousands)	$18,200	$18,200
Discount rate	21.35% - 21.68%	14.72% - 15.98%

Fair value of liability at valuation date (thousands)	$37	$170

        The fair value of the derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at December 31, 2018 and 2017. There were no significant changes in the pricing assumptions during the year ended December 31, 2018. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	Derivative Liability
Date of Valuation	12/31/2018	12/31/2017
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	N/A
Time period from valuation until maturity of debt (yrs.)	3.4	4.4
Cumulative probability of a change in control prepayment implied by model	25.1%	27%
Cumulative probability of other accelerated prepayments implied by model	13.7%	17%
Discount rate	23.12%	16.20%

Fair value of liability at valuation date (thousands)	$2,017	$1,660

        Significant changes to these assumptions in the preceding valuation tables would result in increases/decreases to the fair value of the earnout liability and derivative liability.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair value of financial instruments (Continued)

        Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3 Liabilities
(in thousands)
Balance at December 31, 2016	$232

Addition of Deerfield derivative liability	2,107
Change in fair value	(509)

Balance at December 31, 2017	1,830

Change in fair value	224

Balance at December 31, 2018	$2,054

Note 5. Inventories

        Inventories at the indicated dates consist of the following:

	December 31,
	2018	2017
	(in thousands)
Raw materials	$3,845	$3,476
Work in progress	2,704	6,155
Finished goods	4,259	2,470

Inventory at cost	10,808	12,101
Inventory reserve	(441)	(369)

	$10,367	$11,732

Note 6. Property and equipment

        Property and equipment, net at the indicated dates consists of the following:

	December 31,
	2018	2017
	(in thousands)
Assets under capital lease	$3,327	$3,222
Leasehold improvements	4,340	4,195
Manufacturing, packaging and lab equipment	6,821	5,300
Office furniture and equipment	2,164	1,656
Assets under construction	188	1,056

	16,840	15,429
Accumulated depreciation and amortization (including $633 and $157 at December 31, 2018 and 2017, respectively, applicable to capital leases)	(8,926)	(7,226)

	$7,914	$8,203

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Property and equipment (Continued)

        Depreciation and amortization expense related to property and equipment was $1,750,000, $1,363,000 and $1,598,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation and amortization expense is recorded in cost of goods sold, research and development, or general and administrative expenses in the accompanying consolidated statements of operations. As noted in Note 7, the Company sold and leased back a substantial portion of its operating assets in a series of capital lease transactions.

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

        In 2012, the Company negotiated financing arrangements with Essex Capital Corporation ("Essex") which provided for the sale-leaseback of up to $6.5 million of the Company's property and equipment with a bargain purchase option at the end of the respective lease. These financing arrangements were executed in five separate tranches that occurred in February, July and November 2013, and March 2014. The two February leases and the July lease had been fully satisfied before 2017. The November 2013 leases for a total of $1.0 million of assets expired in April 2017 and the related $161,000 gain was fully amortized at that time and the $100,000 lease buy-out option liability was fully satisfied. The March 2014 lease for $795,000 of assets expired in September 2017 and the related $116,000 gain was fully amortized at that time and the lease buy-out option liability of $79,000 was fully satisfied.

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

        For the years ended December 31, 2018, 2017 and 2016, approximately $5,000, $44,000 and $507,000, respectively, of the net gain on sale-leasebacks was recognized in other income on the condensed consolidated statements of operations.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Intangible assets

        Major components of intangible assets, net at the indicated dates consist of the following:

	December 31,
	2018	2017
	(in thousands)
Proprietary modified-release drug delivery technology	$15,600	$15,600
Tussionex ANDA	4,829	4,829
CPI profit sharing	2,043	2,043
Patents	2,307	2,302
Other	1,035	1,035

	25,814	25,809
Accumulated amortization	(11,198)	(9,461)

	$14,616	$16,348

        As part of the June 15, 2009 reorganization of the Company as Neos Therapeutics, Inc., the Company performed a purchase price allocation analysis. The proprietary modified-release drug delivery technology was valued at $15.6 million based on projected cash flows expected to be generated from this technology. The $15.6 million is being amortized over 20 years.

        On August 28, 2014, the Company completed an acquisition of the rights to Tussionex ANDA from Cornerstone and Coating Place, Inc. ("CPI") which was accounted for as an asset acquisition. Prior to the acquisition, the Company, Cornerstone and CPI shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement, and Cornerstone had commercialization rights to the product. The Company paid $4.2 million to Cornerstone to buy out their rights to commercialize and derive future profits from the product and entered into an agreement whereby Cornerstone transferred certain assets associated with the product to the Company. Legal fees of $90,000 associated with this buyout agreement have been capitalized as part of the purchase price. Additional estimated earnout costs due to Cornerstone of $589,000, recorded at fair value by the Company based upon a valuation provided by a third-party valuation firm, were capitalized as part of the purchase price of this intangible asset. This earnout amount was revalued at December 31, 2018, 2017 and 2016, resulting in a $133,000 decrease, a $62,000 decrease and an $18,000 increase in the estimated fair value of the earnout, respectively, which is recorded in other income (expense), net in the Company's consolidated statements of operations. In addition, the Company paid $2.0 million to CPI to buy out their rights to future profits from the collaboration and entered into an agreement whereby CPI will continue to supply a component of the product. Legal fees of $43,000 associated with this buyout agreement have been capitalized as part of the purchase price of this intangible asset. These two intangible assets have an expected life of ten years and are being amortized on a straight-line basis beginning September 2014.

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

        Total amortization expense for intangible assets was $1,737,000, $1,660,000 and 1,662,000 for each of the years ended December 31, 2018, 2017 and 2016.

        Aggregate amortization of intangible assets for each of the next five years and thereafter is as follows:

Year ending	December 31,
(in thousands)
2019	$1,737
2020	1,737
2021	1,737
2022	1,737
2023	1,642
Thereafter	5,205

$13,795

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

        The Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2015 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years remain open back to 2004.

        On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017. The legislation significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

        Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act of 2017, the Company revalued its ending net deferred tax assets

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income taxes (Continued)

at December 31, 2017 and recognized a reduction of $20.6 million in deferred tax assets with a corresponding reduction in the valuation allowance.

        The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
	2018	2017
	(in thousands)
Deferred Tax Assets:
Net operating loss	$37,818	$32,193
Share-based compensation	1,757	1,340
R&D tax credit	2,378	1,696
Other reserves	1,616	1,069
Capital lease liability	390	563
State deferreds	1,236	397
Inventory	103	829
Accrued rebates	4,902	561
Other current assets	—	319
Other	2,456	2,597

Total deferred tax assets	52,656	41,564

Deferred Tax Liabilities:
Intangible assets	(1,571)	(1,846)
Property and equipment	(999)	(747)

Total deferred tax liabilities	(2,570)	(2,593)

Valuation allowance	(50,086)	(38,971)

Net deferred tax asset (liability)	$—	$—

        At December 31, 2018, the Company has gross federal net operating loss carry-forwards of $275,628,000 and research and development credits of $2,493,000, which begin to expire in 2024. The Company has tax effected state net operating loss carry-forwards of $3,166,000 and $3,136,000 at December 31, 2018 and 2017, respectively. Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has performed an analysis to determine the impact of any ownership change(s) under Section 382 of the Internal Revenue Code. Due to an ownership change in 2017, the amount of federal net operating loss that will expire unused due to the Section 382 limitation is $98,009,000. The amount of federal research and development credit that will expire unused is $350,000. The deferred tax assets and related valuation allowances for both carryforwards have been reduced accordingly. It has been determined that the Company did not undergo an ownership change in 2018 and therefore there was no further impact to the ability of the Company to utilize the carryforward of the federal net operating loss or the federal research and development tax credit beyond those limits previously established by prior ownership changes.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has no accrued interest related to its uncertain tax positions as they all relate to

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income taxes (Continued)

timing differences that would adjust the Company's net operating loss carryforward and do not require recognition. As a result of these timing differences, at December 31, 2018 and December 31, 2017, the Company had gross unrecognized tax benefits related to uncertain tax positions of $3,956,000 and $7,261,000, respectively. The Company has no other tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date. Changes in unrecognized benefits in any given year are recorded as a component of deferred tax expense. A tabular rollforward of the Company's gross unrecognized tax benefits is below:

	December 31,
	2018	2017
	(in thousands)
Beginning Balance	$7,261	$5,081
Decrease based on tax positions taken during a current period	(3,305)	2,180

Ending Balance	$3,956	$7,261

        The Company has recorded a valuation allowance of $50,086,000 at December 31, 2018 and $38,971,000 at December 31, 2017 to fully reserve its net deferred tax assets. The Company has assessed the likelihood that the deferred tax assets will be realized and determined that it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, the Company has placed a valuation allowance against the entire deferred tax asset. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards. The change in the valuation allowance was a increase of 11,118,000 and an decrease of $29,037,000 for the years ended December 31, 2018 and December 2017, respectively. As a result of the TCJA reduction in the U.S. corporate income tax rate, the Company reduced its deferred tax assets in 2017 by $20,547,000 with a corresponding reduction in the valuation allowance.

        A reconciliation of the Company's Federal statutory tax rate of 21% to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017
U.S. Statutory Tax Rate	21%	34%
Change in Valuation Allowance	(21.5)%	44%
Deferred Tax Adjustments	0%	(47)%
Federal Rate Change	0%	(31)%
State tax expense, net	1.8%	2%
Provision to Return and Other Adjustments	(1.3)%	(2)%

Tax Expense / (Benefit)	0%	0%

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Accrued expenses

        Accrued expenses as of December 31, 2018 and 2017 consist of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Accrued savings offers	$11,289	$7,168
Accrued rebates	7,762	4,008
Accrued customer returns	5,157	2,711
Accrued payroll and benefits	4,555	2,534
Accrued wholesaler fees	4,249	2,345
Other accrued expenses	2,806	2,178

Total accrued expenses	$35,818	$20,944

Note 11. Long-term debt

        Long-term debt at the indicated dates consists of the following:

	December 31,
	2018	2017
	(in thousands)
Deerfield senior secured credit facility, net of discount of $3,334 and $2,843, respectively	$49,916	$57,156
Capital leases, maturing through November 2022	1,858	2,678

	51,774	59,834
Less current portion	(8,557)	(896)

Long-term debt	$43,217	$58,938

        Senior secured credit facility:    On May 11, 2016, the Company entered into a $60.0 million senior secured credit facility (the "Facility") with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, "Deerfield"), as lenders. In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share (see Note 12). Deerfield, the Company's senior lender, participated in the purchase of the Company's common shares as part of this public offering, and as a result, was classified as a related party at the time of the corresponding transactions.

        Approximately $33 million of the $60.0 million Facility proceeds was used to prepay the existing $24.3 million principal and $0.1 million of accrued interest related to the senior Loan and Security Agreement (the "LSA") with Hercules Technology III, L.P., ("Hercules"), the $1.1 million LSA end of term fee, a LSA prepayment charge of $243,000 and the $5.9 million of principal and $1.3 million of interest on the 10% amended and restated subordinated note (the "Note") that was issued by the Company to Essex, which were otherwise payable in 2016 and 2017. Principal on the Facility was due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. The Company had an option, which it exercised, to defer payment of each of the first four interest payments, adding such amounts to the

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-term debt (Continued)

outstanding loan principal. The aggregate $6.6 million in deferred interest payments (the "Accrued Interest") was due and payable on June 1, 2017. Borrowings under the Facility are collateralized by substantially all of the Company's assets, except the assets under capital lease. The terms of the Facility require the Company to maintain cash on deposit of not less than $5.0 million.

        On June 1, 2017 (the "Amendment Date"), the Company and Deerfield entered into a First Amendment (the "Amendment") to the Facility which extended the date to repay the Accrued Interest under the Facility to June 1, 2018 (the "PIK Maturity Date"), which could have been extended to June 1, 2019 at the election of the Company if certain conditions had been met as specified in the Amendment. However, as described below, the accrued interest amount was converted into shares of common stock.

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

        In conjunction with the Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into a Registration Rights Agreement (the "Registration Agreement") which required the Company to file a registration statement with the SEC to register the shares of

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-term debt (Continued)

common stock issued or issuable upon conversion of the Convertible Notes (the "Conversion Shares") (subject to certain adjustment for stock split, dividend or other distribution, recapitalization or similar events, the "Registrable Securities") within 30 days from June 1, 2017, which was to become effective per the SEC no later than 75 days thereafter. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on June 30, 2017, which became effective on July 11, 2017. This filing covered 940,924 shares, which is the number of shares that would be issued at the floor conversion rate of $7.00 per share. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any Financial Industry Regulatory Authority ("FINRA") requests. The Company's obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Registration Agreement cease to hold any Registrable Securities. For each registration, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company had satisfied all of its obligations under this Registration Agreement and did not pay any damages pursuant to this agreement; therefore, no liability had been recorded (see Note 15), and as of September 30, 2018, Deerfield or any of its transferees or assignees under the Registration Agreement reported that it had ceased to hold any Registrable Securities.

        The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.1 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10%. As of December 31, 2018, the fair value of the derivative is $2.0 million (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company's evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which will be amortized using the effective interest method to interest expense over the one-year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital on June 1, 2017 in stockholders' (deficit) equity in the Company's financial statements.

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

        On November 5, 2018, the Company and Deerfield entered into an amendment (the "Second Amendment") to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of an underwritten public offering of the Company's shares of its common stock for gross proceeds of at least $30.0 million, plus additional shares of the Company's shares of its common stock for additional gross proceeds of at least $4.5 million (the "November Offering"). The remaining $52.5 million of principal under the Facility is due as follows: $7.5 million on May 11, 2019, $15.0 million on May 11, 2020 (the "2020 Principal Payment"), $15.0 million on May 11, 2021 and $15.0 million on May 11, 2022; provided, that the 2020 Principal Payment due date shall be extended to May 11, 2021 or May 11, 2022 subject to certain achievement of net sales. If all or any of the principal are prepaid or required to be prepaid under the Second Agreement prior to December 31, 2021, then the Company shall pay, in addition to such prepayment and accrued interest thereon, a prepayment premium equal to 6.25% of the amount of principal prepaid. Additionally, the Company shall pay all interest which, absent such prepayment, would have accrued on the principal prepaid through May 11, 2020 in connection with a prepayment due to a Change of Control of the Company or through December 31, 2020 in connection with any other prepayment, whether voluntary or in an Event of Default. If such prepayment occurs after December 31, 2021 then no prepayment premium is due. In addition, upon the payment in full of the Obligations (whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity Date, the Company shall pay to Deerfield a non-refundable exit fee in the amount of $750,239, which shall be due and payable in cash.

        Pursuant to the Second Amendment, upon the effectiveness thereof, the Company amended and restated its outstanding notes under the Second Agreement in the form of senior secured convertible notes (the "A&R Notes"). Under the terms of the Second Amendment and the A&R Notes, beginning on or about May 11, 2019, the Company will have the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate. The payment share price will be 93% of the lesser of (A) the Last Bid Price prior to the payment date and (B) the arithmetic average of the volume weighted average price on each of the ten consecutive trading days immediately preceding the payment date. Principal may not be satisfied at a price less than $3.00 per share, and the Company may not issue to Deerfield a number of shares upon any such payment to the extent that, upon such issuance, the number of shares beneficially owned by Deerfield and its affiliates would exceed 4.985% of the total number of shares of the Company's common stock then issued and outstanding (the "4.985% Cap"). Additionally, Deerfield has the right to convert the remaining principal into shares of Common Stock not to exceed 3,796,668 shares in the aggregate (collectively, the "Conversion Shares"); provided, that the Lenders may only convert up to 50% of the remaining principal on or before November 5, 2019. Deerfield's per share conversion price will be 95% reducing to a maximum 83% by one full percentage point for each full or partial calendar month between the date of the applicable conversion and the date on which such principal payment would otherwise be due, of the greater of (A) the average of the volume weighted average prices per share of the Common Stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (B) $10.00 (subject to adjustment for Stock Events e.g. stock dividend, stock split etc.). Deerfield may not acquire a number of shares upon any such conversion to the extent that, upon such

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-term debt (Continued)

conversion, the number of shares beneficially owned by Deerfield and its affiliates would exceed the 4.985% Cap.

        In conjunction with the Second Amendment to the Facility and the related issuance of the A&R Notes, the Company entered into a Registration Rights Agreement (the "Second Registration Agreement") which required the Company to file a registration statement with the SEC to register the shares of common stock issued or issuable upon conversion of the A&R Notes within 30 days from November 5, 2018, which was to become effective per the SEC no later than 75 days thereafter. The filing deadline was subsequently extended to December 21, 2018. The Company filed a registration statement on Form S-3 to comply with the Second Registration Agreement on December 11, 2018, which became effective on December 20, 2018. This filing covered 3,796,668 shares, which is the maximum number of shares that may be converted. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. The Company's obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Second Registration Agreement cease to hold any Registrable Securities. For each registration, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company had satisfied all of its obligations under the Second Registration Agreement and did not pay any damages pursuant to this agreement; therefore, no liability had been recorded (see Note 15).

        Pursuant to the A&R Notes, if the Company fails to provide the number of Conversion Shares, then the Company would have to pay damages to Deerfield or subsequent holder or any designee for each day after the third business day after receipt of notice of conversion that such conversion is not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company's ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2018, the Company was in compliance with the covenants under the Facility.

        Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt and 25.35% on the Convertible Notes and after the Second Amendment on November 5, 2018, using the effective interest rate of 16.69%, charged to interest expense and totaled $961,000 and $1,316,000 for the years ended December 31, 2018 and 2017, respectively.

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

        LSA end of term charge amortization totaled $121,000 for the year ended December 31, 2016. LSA debt discount amortization charged to interest expense totaled $104,000 for the year ended December 30, 2016.

        The early prepayment of the LSA with some of the proceeds from the Facility resulted in a $1,187,000 loss on debt extinguishment which is separately shown in the consolidated statement of operations for the year ended December 31, 2016.

        10% subordinated note:    The Company had a Note in the aggregate principal amount of $5.9 million that was issued by the Company to Essex which was to mature in March 2017. Interest was to be accrued and added to the principal balance until such time as the Company achieved positive EBITDA for three consecutive months. During the year ended December 31, 2016, interest expense of $263,000 was accrued. On May 11, 2016, the Company prepaid the $5.9 million outstanding aggregate principal and $1.3 million in accrued and unpaid interest.

        Capital lease obligations:    Capital lease obligations consist of sale-leaseback and equipment leases, both of which include options to purchase. As described in Notes 7 and 17, during the years ended December 31, 2017, 2014 and 2013, the Company entered into agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $3.2 million, $795,000 and $5.5 million, respectively, which are classified as capital leases. The approximate imputed interest rate on these leases is 14.9%, 14.5% and 14.5%, respectively. Total interest expense on all capital leases was $341,000, $263,000 and 204,000 for the years ended December 31, 2018, 2017 and 2016 respectively. Future capital lease obligations were included in the long-term liabilities on the ompany's condensed consolidated balance sheets.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-term debt (Continued)

        Future minimum capital lease payments through the years ending December 31, 2022 are as follows:

Year ending:	December 31,
(in thousands)
2019	$1,257
2020	798
2021	21
2022	20

Total minimum lease payments	$2,096
Less amount representing interest	(238)

Future minimum lease payments	$1,858

        Future principal payments of long-term debt, including capital leases, are as follows:

Year ending:	December 31,
(in thousands)
2019	$8,557
2020	15,761
2021	15,020
2022	15,770

Future principal payments	$55,108

Less unamortized debt discount	(3,334)
Less current portion of long-term debt	(8,557)

Total long-term debt	$43,217

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

        The shares of common stock for both the June 2017 and February 2017 offerings were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by the Company on August 1, 2016, and declared effective by the SEC on August 12, 2016. This shelf registration statement covers the offering, issuance and sale by the Company of up to an aggregate of $125.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the "Shelf"). The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $40.0 million of its common stock from time to time in "at-the-market" offerings under the Shelf (the "Sales Agreement").

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

        During the year ended December 31, 2018, the Company sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million.

        On November 5, 2018, the Company filed Supplement No. 1 to the prospectus dated August 12, 2016, which reduced the size of the continuous offering by the Company under such prospectus relating to the offering of Common Stock pursuant to the Sales Agreement. Following the reduction, the Company is authorized to issue up to $7,825,113 of its common stock pursuant to the Sales Agreement (inclusive of amounts previously sold thereunder prior to the date hereof). Aggregate gross proceeds of sales of the Company's common stock under the Sales Agreement total $7,825,113, and sales of common stock under the Sales Agreement have been suspended.

        On November 8, 2018, the Company closed an underwritten public offering of 19,999,999 shares of its common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of its common stock resulting from the underwriters' exercise of their over-allotment option at the public

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Common stock (Continued)

offering price. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company were approximately $43.4 million. This offering met the criteria for the November Offering.

        As of December 31, 2018, $5.2 million of the Company's common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the Shelf.

        During the year ended December 31, 2018, the Company issued 26,991 shares of common stock pursuant to the conversion of vested RSUs and 832 shares of common stock pursuant to the exercise of vested stock options.

Note 13. Share-based Compensation

Share-based Compensation Plans

        In July 2015, the Company adopted the Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan ("2015 Plan") which became effective immediately prior to the closing of the IPO and initially had 767,330 shares of common stock reserved for issuance. On January 1, 2016 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2015 Plan shall be cumulatively increased by five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2015 Plan. Accordingly, on January 1, 2019, 2018 and 2017, the Company added 2,483,815 shares, 1,449,847 shares and 803,049 shares, respectively, to the option pool. The 2015 Plan superseded the Neos Therapeutics, Inc. 2009 Equity Plan ("2009 Plan"), originally adopted in November 2009 and which had 1,375,037 shares reserved and available for issuance. Effective upon closing of the IPO, the Company's board of directors determined not to grant any further awards under the 2009 Plan.

        The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. The 2015 Plan is administered by the Company's compensation committee. The Company's compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company's compensation committee may delegate authority to grant certain awards to the Company's chief executive officer. Through December 31, 2018, the Company has granted options, restricted stock and RSUs. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

        The 2009 Plan allowed the Company to grant options to purchase shares of the Company's common stock and to grant restricted stock awards to members of its management and selected members of the Company's board of directors. Restricted stock awards are recorded as deferred

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-based Compensation (Continued)

compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2018, 82,635 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. During year ended December 31, 2018, 73,331 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of December 31, 2018, 1,793,905 shares of common stock remain available for grant under the 2015 Plan.

        In June 2018, the Company adopted the Neos Therapeutics, Inc. 2018 Inducement Plan (the "Inducement Plan") which had 800,000 shares of common stock reserved and available for issuance. The Inducement Plan allows the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Inducement Plan is administered by the Company's compensation committee. The exercise price per share for the stock covered by a stock award granted pursuant to the Inducement Plan shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the Inducement Plan expire after 10 years following the grant date. Under the Company's employment agreement dated June 27, 2018 with Gerald McLaughlin, the Company's Chief Executive Officer, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 600,000 shares of the Company's common stock, which vests in equal annual installments over four years from Mr. McLaughlin's start date. In addition, on July 30, 2018, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 200,000 shares of the Company's common stock. The shares underlying this option shall vest subject to certain performance metrics to be evaluated for the fiscal year ending December 31, 2019. As of December 31, 2018, no shares of common stock remain available for grant under the Inducement Plan.

Share-based Compensation Expense

        The Company has reported share-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively, in its condensed consolidated statements of operations as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of goods sold	$470	$390	$311
Research and development	344	394	304
Selling and marketing	731	913	723
General and administrative	1,776	2,354	2,122

	$3,321	$4,051	$3,460

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-based Compensation (Continued)

        The total share based compensation expense included in the table above is attributable to stock options and RSUs of $3.1 million and $261,000, respectively, for the year ended December 31, 2018. The total share based compensation expense included in the table above is attributable to stock options, RSUs and restricted stock of $3.9 million, $86,000 and $71,000, respectively, for the year ended December 31, 2017. The total share based compensation expense included in the table above is attributable to stock options and restricted stock of $3.4 million and $91,000, respectively, for the year ended December 31, 2016.

        As of December 31, 2018, there was $5.1 million of compensation costs adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company's equity incentive plans not yet recognized in the Company's financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years for stock options and 2.9 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

        During the year ended December 31, 2018, the Company's board of directors granted 953,539 options under the 2015 Plan. In June and July 2018, the Company granted 600,000 and 200,000 options, respectively, under the Inducement Plan to Gerald McLaughlin, the Company's Chief Executive Officer, at an exercise price of $6.20 and $5.55 per share, respectively.

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

        The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

	Year Ended December 31,
	2018	2017	2016
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	60%	60%	60%
Weighted-average risk-free interest rate	2.75%	2.01%	1.18%
Expected life of option in years	6.13	6.06	6.15
Weighted-average option fair value at grant	$3.930	$4.090	$5.800

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-based Compensation (Continued)

        A summary of outstanding and exercisable options as of December 31, 2018, 2017 and 2016, and the activity from December 31, 2015 through December 31, 2018, is presented below:

	Number of Options	Weighted-Average Exercise Price	Intrinsic Value
			(in thousands)
Outstanding at December 31, 2015	1,352,283	$13.607	$964

Exercisable at December 31, 2015	229,000	$3.385	$2,504

Granted	859,257	10.385
Exercised	(10,886)	1.231
Expired, forfeited or cancelled	(93,310)	17.780

Outstanding at December 31, 2016	2,107,344	$12.173	$1,128

Exercisable at December 31, 2016	595,424	$9.715	$881

Granted	570,432	7.220
Exercised	(1,249)	0.223
Expired, forfeited or cancelled	(221,554)	10.325

Outstanding at December 31, 2017	2,454,973	$11.195	$4,764

Exercisable at December 31, 2017	1,137,766	$10.919	$2,890

Granted	1,753,539	6.786
Exercised	(832)	0.320
Expired, forfeited or cancelled	(760,795)	11.281

Outstanding at December 31, 2018	3,446,885	$8.935	$70

Exercisable at December 31, 2018	1,643,011	$10.627	$70

        The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2018 was 7.9 and 6.6 years, respectively. The option exercise price for all options granted in the year ended December 31, 2018 ranged from $4.76 to $10.40 per share.

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

        The Company satisfies its RSUs by issuing the Company's common shares when RSUs vest and are issued. In addition, when RSUs vest and are issued, RSU recipients may elect to have the Company withhold units as consideration for the tax withholding obligation for their vested RSUs. During the year ended December 31, 2018, 33,748 vested RSUs were converted into an equivalent 26,991 shares of common stock. The Company withheld 6,757 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the year ended December 31, 2018.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-based Compensation (Continued)

        A summary of outstanding RSUs as of December 31, 2018 and 2017 and the activity from December 31, 2017 through December 31, 2018, is presented below:

	Number of RSUs	Weighted-Average Fair Value
Outstanding at December 31, 2016	—	$—

Granted	85,000	7.15
Exercised	—
Expired, forfeited or cancelled	—

Outstanding at December 31, 2017	85,000	$7.15

Granted	93,750	8.30
Converted	(26,991)	7.34
Withheld for tax obligation	(6,757)	7.34
Expired, forfeited or cancelled	(69,688)	7.77

Outstanding at December 31, 2018	75,314	$7.93

Restricted stock

        The Company did not issue any shares of restricted stock for the years ended December 31, 2018, 2017 and 2016. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock.

        The Company had no unvested restricted stock as of December 31, 2018 and 2017, and had 35,513 shares of unvested restricted stock with a weighted average fair value of $2.55 as of December 31, 2016. For the years ended December 31, 2018, 2017 and 2016, there were no shares of restricted stock granted or forfeited.

Note 14. Treasury stock

        The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of December 31, 2017 and 2018. On February 19, 2015, the Company's board of directors approved the cancellation of the Company's 55,905 shares of treasury stock which had been repurchased at the original purchase price of $0.002 in 2013.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and contingencies

        Registration Payment Arrangement:    On November 5, 2018, in conjunction with the Second Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into the Registration Agreement which required the Company to file a registration statement with the SEC to register the Registrable Securities (see Note 8) within 30 days from November 5, 2018, which was to become effective per the SEC no later than 75 days thereafter. The filing deadline was subsequently extended to December 21, 2018. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on December 11, 2018, which became effective on December 20, 2018. This filing covered 3,796,668 shares, which is the number of shares that would be issued up to the Exchange Cap as (defined in the agreement). The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. Upon any Registration Failure, the Company shall pay additional damages to the Holder for each 30-day period (prorated for any partial period) after the date of such Registration Failure in an amount in cash equal to two percent of the original principal amount of the Convertible Notes. The Company's obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Registration Agreement cease to hold any of the Registrable Securities. For each registration filing, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company currently expects to satisfy all of its obligations under the Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded.

        Patent Infringement Litigation:    On October 31, 2017, the Company received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. ("Teva") advising the Company that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. The certification notice alleged that the three U.S. patents listed in the FDA's Orange Book for Cotempla XR-ODT, one with an expiration date in April 2026 and two with expiration dates in June 2032, will not be infringed by Teva's proposed product, are invalid and/or are unenforceable. On December 13, 2017, the Company filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed the Company's Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of the Company's patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva's ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. On December 21, 2018, the Company entered into a Settlement Agreement (the "Teva Settlement Agreement") and a Licensing Agreement (the "Teva Licensing Agreement" and collectively with the Settlement Agreement, the "Teva Agreement") with Teva. The Teva Agreement resolved all ongoing litigation involving the Company's Cotempla XR-ODT patents and Teva's ANDA. Under the Teva Agreement, the Company granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and contingencies (Continued)

        On July 25, 2016, the Company received a paragraph IV certification from Actavis Laboratories FL, Inc. ("Actavis") advising the Company that Actavis had filed an Abbreviated New Drug Application ("ANDA") with the FDA for a generic version of Adzenys XR-ODT. The certification notice alleged that the four U.S. patents listed in the FDA's Orange Book for Adzenys XR-ODT, one with an expiration date in April 2026 and three with expiration dates in June 2032, will not be infringed by Actavis's proposed product, are invalid and/or are unenforceable. On September 1, 2016, the Company filed a patent infringement lawsuit in federal district court against Actavis alleging that Actavis infringed the Company's Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of the Company's patents. On October 17, 2017, the Company entered into a Settlement Agreement (the "Actavis Settlement Agreement") and a Licensing Agreement (the "Actavis Licensing Agreement" and collectively with the Actavis Settlement Agreement, the "Actavis Agreement") with Actavis. The Actavis Agreement resolved all ongoing litigation involving the Company's Adzenys XR-ODT patents and Actavis's ANDA. Under the Actavis Agreement, the Company granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

        Other Litigation:    On March 7, 2018, the Company received a citation advising the Company that the County of Harris Texas (the "County") filed a lawsuit on December 13, 2017 against the Company and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through this lawsuit, the County seeks to recoup as damages some of the expenses it allegedly has incurred to combat opioid use and addiction. The County also seeks punitive damages, disgorgement of profits and attorneys' fees. While the Company believes that the lawsuit is without merit and intends to vigorously defend against it, the Company is not able to predict at this time whether this proceeding will have a material impact on its results of operations.

        Defined contribution plans:    The Company maintains a defined contribution plan covering substantially all employees under the provisions of Section 401(k) of the Internal Revenue Code ("Code"). As the Company has elected a Safe-Harbor provision for the 401(k) Plan, participants are always fully vested in their employer contributions. Employees may contribute annually up to the lesser of 50% of their compensation or the applicable limit established by the Code. Effective January 1, 2015, the Company amended its 401(k) plan to provide a Company matching contribution on 100% of a participant's contribution for the first 3% of their salary deferral and 50% of the next 2% of their salary deferral. For the years ended December 31, 2018, 2017 and 2016, the Company recorded $576,000, $419,000 and $371,000, respectively, of expense for 401(k) contributions.

        Operating leases:    The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, the Company has a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations which commenced on May 1,

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and contingencies (Continued)

2016. Total future minimum lease payments under these operating leases with noncancelable terms are as follows:

Year ending December 31,	(in thousands)
2019	$1,107
2020	1,161
2021	1,057
2022	1,055
2023	1,055
Thereafter	1,106

Future minimum lease payments	$6,541

        The Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $989,000 and $1,083,000 at December 31, 2018 and December 31, 2017, respectively. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company's share of these operating expenses for both locations was $206,000 and $243,000 for the years ended December 31, 2018 and 2017. Rent expense for these leases, excluding the share of operating expenses, was $1,011,000, $1,010,000 and $1,011,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

        Cash incentive bonus plan:    In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan ("Bonus Plan"). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company's compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $666,000, $701,000 and $464,000 of compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively, under the Bonus Plan.

Note 16. License agreements

        On December 21, 2018, the Company entered into the Teva Agreement with Teva. Under the Teva Licensing Agreement, the Company granted Teva a non-exclusive license to certain patents owned by the Company by which Teva has the right to manufacture and market its generic version of Cotempla XR-ODT under its ANDA beginning on July 1, 2026, or earlier under certain circumstances. The Teva Licensing Agreement has been submitted to the applicable governmental agencies (see Note 15).

        On October 23, 2018, the Company entered into an Exclusive License Agreement ("NeuRx License") with NeuRx Pharmaceuticals LLC for the exclusive worldwide right to research, develop, manufacture, make, have made, use, distribute, sell, have sold, offer for sale, import, export and otherwise commercialize NRX-101 for the treatment, prevention and diagnosis of any and all diseases and conditions. The NeuRx License provides for an upfront payment of $175,000, development and milestone payments and royalties based on annual net sales, as defined in the agreement. Royalties are to be paid on a country-by-country and licensed product-by-licensed product basis, during the period of time beginning on the first commercial sale of such licensed product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim in any licensed patent in such

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. License agreements (Continued)

country that covers such licensed product in such country; and/or (ii) expiration of regulatory exclusivity of such licensed product in such country.

        On October 17, 2017, the Company entered into the Actavis Agreement with Actavis. Under the Actavis Licensing Agreement, the Company granted Actavis a non-exclusive license to certain patents owned by the Company by which Actavis has the right to manufacture and market its generic version of Adzenys XR-ODT under its ANDA beginning on September 1, 2025, or earlier under certain circumstances. The Actavis Licensing Agreement has been submitted to the applicable governmental agencies (see Note 15).

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

Note 17. Related party transactions

        In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which includes 750,000 shares of the Company's common stock resulting from the underwriters' exercise of their over-allotment option at the public offering price on February 17, 2017 (see Note 12). On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of its common stock at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Related party transactions (Continued)

of its common stock (see Note 12). Deerfield, the Company's senior lender, participated in the purchase of the Company's common shares as part of both public offerings, and as a result, is classified as a related party. The Company is obligated under a $60.0 million senior secured credit Facility that was issued by the Company to Deerfield. On June 1, 2017, the Company and Deerfield entered into an Amendment to the Company's existing Facility with Deerfield which extended the date to repay the Accrued Interest under the Facility to June 1, 2018, which may have been extended to June 1, 2019 at the election of the Company if certain conditions have been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the form of Convertible Notes issued to Deerfield on the Amendment Date. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company's common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company's common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company's common stock to Deerfield on this date and the Convertible Notes were cancelled.

        On November 5, 2018, the Company and Deerfield entered into the Second Amendment to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of the November Offering. The Second Amendment provides an option for the $15.0 million principal on the Facility due in May 2020 to be paid in either May 2021 or May 2022 upon the achievement of certain revenue milestones as described in the Second Amendment. Also, pursuant to the Second Amendment, the Company amended and restated its outstanding notes under the Facility in the form of senior secured convertible notes. The Company has the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate. Additionally, subject to the terms of the amended and restated convertible notes, Deerfield has the right to convert the remaining principal under the Facility into shares of Common Stock not to exceed 3,796,668 shares in the aggregate at a conversion price of 95% of the greater of the average of the volume weighted average price per share of the Common Stock for the three trading day period immediately preceding such conversion and $10.00. On November 8, 2018, the Company closed an underwritten public offering of 19,999,999 shares of its common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of its common stock resulting from the underwriters' exercise of their over-allotment option at the public offering price. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company were approximately $43.4 million. Deerfield also participated in the purchase of the Company's common shares as part of this offerings (see Note 11).

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

financial data for years ended December 31, 2018 and 2017, are as follows (in thousands, except share and per share amounts):

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net sales(1)	$10,729	$11,363	$12,503	$15,393
Gross profit (1)	5,508	4,376	5,546	7,631
Net loss attributable to common stock	$(14,436)	$(15,207)	$(12,695)	$(9,337)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted(2)	28,996,956	29,008,909	29,625,792	41,415,358

Net loss per share of common stock, basic and fully diluted(3):	$(0.50)	$(0.52)	$(0.43)	$(0.23)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales(1)	$5,631	$5,179	$7,100	$9,222
Gross profit (1)	881	2,362	4,277	5,582
Net loss attributable to common stock	$(17,221)	$(18,645)	$(16,254)	$(13,652)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted(2)	19,624,712	22,613,382	27,884,983	28,746,608

Net loss per share of common stock, basic and fully diluted(3):	$(0.88)	$(0.82)	$(0.58)	$(0.47)

(1)
The Company began selling Adzenys XR-ODT on May 16, 2016, initiated an early experience program for Cotempla XR-ODT with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017 and launched Adzenys ER on February 26, 2018. Net product sales represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER include savings offers, prompt payment discounts, wholesaler fees, estimated rebates to be incurred on the selling price of the respective product sales and estimated allowances for product returns. The Company began selling generic Tussionex in August 2014. Gross to net sales adjustments for generic Tussionex include prompt payment discounts, estimated allowances for product returns, wholesaler fees, estimated government rebates and estimated chargebacks to be incurred on the selling price of generic Tussionex related to the respective product sales. The Company recognizes total gross product sales less gross to net sales adjustments as revenue based on shipments from 3PLs to the Company's wholesaler customers. Also, the net loss amounts reflect the sales and marketing expenses associated with the commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER.

(2)
In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which included 750,000 shares of its

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Selected Quarterly Financial Data (Unaudited) (Continued)

  common stock resulting from the underwriters' exercise of their over-allotment option on February 17, 2017. On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of the its common stock at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock which was exercised in full on July 26, 2017. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company's common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company's common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company's common stock to Deerfield on this date and the Convertible Notes were cancelled. On November 8, 2018, the Company closed an underwritten public offering of 19,999,999 shares of its common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of its common stock resulting from the underwriters' exercise of their over-allotment option at the public offering price. These transactions produced a significant increase in the number of shares outstanding which will impact the year-over-year comparability of the Company's loss per share calculations.

(3)
Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share may not necessarily equal the total for the year.

Note 19. Subsequent event

        On January 1, 2019, in accordance with the Evergreen Provisions of the 2015 Plan, the Company added 2,483,815 shares to the option pool, increasing the total number of shares reserved and available for issuance under the 2015 Plan to 4,277,720 shares.

Exhibit number		Description of exhibit
3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

3.2		Amended and Restated Bylaws of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

4.1		Form of common stock certificate (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

4.2		Form of warrant to purchase common stock (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.1		Amended and Restated Investors' Rights Agreement, dated as of June 9, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.2		Amendment and Waiver, dated as of February 5, 2016, amending the Amended and Restated Investors' Rights Agreement of the Registrant (Filed as an Exhibit to the Registrant's annual report on Form 10-K (001-37508), filed with the SEC on March 18, 2016, incorporated herein by reference).

10.3	+	Neos Therapeutics, Inc. 2009 Equity Plan (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.4	+	Form of option agreements under 2009 Equity Plan (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.5	+	Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan and forms of option agreements thereunder (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.6	+	Senior Executive Cash Incentive Bonus Plan (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on November 13, 2015, incorporated herein by reference).

10.7	+	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.8		Third Amended and Restated Subordinated Promissory Note, dated as of December 31, 2013, issued to Essex Capital Corporation, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.9	†	Loan and Security Agreement, by and between the Registrant, Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., in its capacity as administrative agent for itself and Hercules Technology III, L.P. dated as of March 28, 2014, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

Exhibit number		Description of exhibit
10.10	†	Settlement Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.11	†	License Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.12		Commercial Lease Agreement, by and between Riverside Business Green, L.P., and Neos Therapeutics, LP, dated as of June 29, 1999, as amended (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.13	†	Supply Agreement, by and between the Registrant and Coating Place, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 26, 2015, incorporated herein by reference).

10.14	†	Asset Purchase Agreement, by and between the Registrant and Cornerstone BioPharma, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.15	+	Amended and Restated Employment Agreement, by and between the Registrant and Vipin Garg, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.16	+	Amended and Restated Employment Agreement, by and between the Registrant and Richard Eisenstadt, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.17	+	Amended and Restated Employment Agreement, by and between the Registrant and Thomas McDonnell, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant's registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.18	†	License Agreement by and among the Registrant and Shire LLC, dated as of March 6, 2017. (Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (001-37508), filed with the SEC on May 10, 2017, incorporated herein by reference).

10.19		First Amendment to Facility Agreement, dated as of June 1, 2017, by and among Neos Therapeutics, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P. (including schedules and exhibits thereto). (Filed as an Exhibit to the Registrant's current report on Form 8-K, filed with the SEC on June 5, 2017, incorporated herein by reference).

10.20		Registration Rights Agreement, dated June 1, 2017, by and among Neos Therapeutics, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P. (Filed as an Exhibit to the Registrant's current report on Form 8-K, filed with the SEC on June 5, 2017, incorporated herein by reference).

10.21		Settlement Agreement, by and between the Registrant and Actavis Laboratoris FL, Inc., dated as of October 17, 2017 (Filed as an Exhibit to the Registrant's annual report on Form 10-K (001-37508), filed with the SEC on March 15, 2017, incorporated herein by reference).

Exhibit number		Description of exhibit
10.22	*†	Settlement Agreement, by and between the Registrant and Teva Pharmaceuticals USA, Inc., dated as of December 21, 2018.

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of RSM US LLP.
24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Link Document.

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Grand Prairie, State of Texas, on the 18th day of March 2019.

NEOS THERAPEUTICS, INC.
By:	/s/ GERALD MCLAUGHLIN Gerald McLaughlin Chief Executive Officer

Power of Attorney

        We, the undersigned directors and officers of Neos Therapeutics, Inc. (the "Company"), hereby severally constitute and appoint Gerald McLaughlin and Richard Eisenstadt, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERALD MCLAUGHLIN Gerald McLaughlin	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2019
/s/ RICHARD EISENSTADT Richard Eisenstadt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2019
/s/ ALAN HELLER Alan Heller	Director	March 18, 2019
/s/ GREG ROBITAILLE Greg Robitaille	Director	March 18, 2019
/s/ BETH HECHT Beth Hecht	Director	March 18, 2019
/s/ BRYANT FONG Bryant Fong	Director	March 18, 2019

Signature	Title	Date

/s/ JOHN SCHMID John Schmid	Director	March 18, 2019
/s/ LINDA SZYPER Linda Szyper	Director	March 18, 2019
/s/ JAMES ROBINSON James Robinson	Director	March 18, 2019

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance at beginning of period	Additions charged to costs and expenses	Deductions and Payments	Balance at end of period
For the year ended December 31, 2018
Allowance for chargebacks	(1)	$816	$8,565	$(8,067)	$1,314
Allowance for cash discounts	(1)	337	3,519	(3,305)	551
Sales offers	(2)	7,168	71,303	(67,183)	11,288
Reserve for wholesaler fees	(2)	2,345	17,414	(15,510)	4,249
Reserve for returns	(2)	2,711	3,803	(1,357)	5,157
Rebates	(2)	4,008	18,746	(14,991)	7,763
For the year ended December 31, 2017
Allowance for chargebacks	(1)	$779	$10,146	$(10,109)	$816
Allowance for cash discounts	(1)	171	1,814	(1,648)	337
Sales offers	(2)	2,070	30,978	(25,880)	7,168
Reserve for wholesaler fees	(2)	509	8,244	(6,408)	2,345
Reserve for returns	(2)	1,157	1,792	(238)	2,711
Rebates	(2)	544	7,837	(4,373)	4,008
For the year ended December 31, 2016
Allowance for chargebacks	(1)	940	10,504	(10,665)	779
Allowance for cash discounts	(1)	99	772	(700)	171
Sales offers	(2)	—	5,816	(3,746)	2,070
Reserve for wholesaler fees	(2)	361	2,838	(2,690)	509
Reserve for returns	(2)	429	764	(36)	1,157
Rebates	(2)	110	519	(85)	544

(1)
Shown as a reduction of accounts receivable and gross sales as indicated in column heading.

(2)
Shown as accrued expenses and a reduction of gross sales.