Form 10-Q
period 2019-03-31
Neos Therapeutics, Inc.
filed 2019-05-10
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NEOS	The NASDAQ Global Market

The number of shares outstanding of the registrant’s common stock as of May 6, 2019: 49,722,516 shares.

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

•                  our ability to successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER or develop and commercialize any other future product or product candidate;

•                  our ability to maintain our license for NT0502, to successfully complete clinical development of this molecule, to file for and obtain regulatory approval of NT0502 and to otherwise realize the intended benefits of this license;

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

•                  our entry into the settlement and licensing agreement with Teva Pharmaceuticals USA, Inc. (“Teva”) the effect of our agreement with Teva on its ANDA and with the FDA for a generic version of Cotempla XR-ODT, and the expected timing of the manufacture and marketing of Teva’s generic version of Cotempla XR-ODT under the ANDA;

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

PART I—FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$32,760	$46,478
Short-term investments	7,205	—
Accounts receivable, net of allowances for chargebacks and cash discounts of $2,164 and $1,865, respectively	23,222	27,801
Inventories	11,276	10,367
Other current assets	2,555	4,032
Total current assets	77,018	88,678

Property and equipment, net	7,532	7,914
Operating lease right-of-use assets	3,381	—
Intangible assets, net	14,016	14,616
Other assets	149	149

Total assets	$102,096	$111,357

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$8,552	$12,730
Accrued expenses	34,118	35,818
Current portion of operating lease liabilities	571	—
Current portion of long-term debt	8,615	8,557

Total current liabilities	51,856	57,105

Long-Term Liabilities:
Long-term debt, net of current portion	43,266	43,217
Operating lease liabilities	3,775	—
Derivative liability	1,888	2,017
Deferred rent	—	989
Other long-term liabilities	183	184

Total long-term liabilities	49,112	46,407

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 authorized at March 31, 2019 and December 31, 2018; 49,756,317 and 49,722,516 issued and outstanding, respectively, at March 31, 2019; 49,710,104 and 49,676,303 issued and outstanding, respectively, at December 31, 2018	50	50
Treasury stock, at cost, 33,801 shares at March 31, 2019 and December 31, 2018	(352)	(352)
Additional paid-in capital	326,014	325,130
Accumulated deficit	(324,583)	(316,983)
Accumulated other comprehensive loss	(1)	—

Total stockholders’ equity	1,128	7,845

Total liabilities and stockholders’ equity	$102,096	$111,357

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net product sales	$14,634	$10,729

Cost of goods sold	6,396	5,221
Gross profit	8,238	5,508

Research and development expenses	3,197	1,691
Selling and marketing expenses	7,069	12,990
General and administrative expenses	3,793	3,345

Loss from operations	(5,821)	(12,518)

Interest expense	(2,115)	(2,220)
Other income, net	336	302

Net loss	$(7,600)	$(14,436)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	49,703,563	28,996,956

Net loss per share of common stock, basic and diluted	$(0.15)	$(0.50)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(7,600)	$(14,436)
Other comprehensive loss:
Net unrealized (loss) gain on short-term investments	(1)	3

Total other comprehensive (loss) income	$(1)	$3

Comprehensive loss	$(7,601)	$(14,433)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares)

(unaudited)

Three months ended March 31, 2019

									Accumulated
							Additional		Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance, December 31, 2018	—	$—	49,710,104	$50	(33,801)	$(352)	$325,130	$(316,983)	$—	$7,845

Issuance of common stock upon RSU conversion	—	—	11,006	—	—	—	—	—	—	—
Shares issued for exercise of stock options	—	—	35,207	—	—	—	11	—	—	11
Payroll tax withheld for RSU releases	—	—	—	—	—	—	(1)	—	—	(1)
Share-based compensation expense	—	—	—	—	—	—	874	—	—	874
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	(7,600)	—	(7,600)

Balance, March 31, 2019	—	$—	49,756,317	$50	(33,801)	$(352)	$326,014	$(324,583)	$(1)	$1,128

Three months ended March 31, 2018

									Accumulated
							Additional		Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity (Deficit)
Balance, December 31, 2017	—	$—	29,030,757	$29	(33,801)	$(352)	$274,584	$(265,308)	$(6)	$8,947

Share-based compensation expense	—	—	—	—	—	—	967	—	—	967
Net unrealized gain on investments	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	(14,436)	—	(14,436)

Balance, March 31, 2018	—	$—	29,030,757	$29	(33,801)	$(352)	$275,551	$(279,744)	$(3)	$(4,519)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(7,600)	$(14,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	874	967
Depreciation and amortization of property and equipment	549	421
Amortization of patents and other intangible assets	618	434
Changes in fair value of earnout, derivative and warrant liabilities	(129)	(186)
Amortization of senior debt discounts	357	209
Amortization of short-term investment purchase discounts	(16)	(35)
Gain on sale of equipment	(1)	(1)
Other adjustments	—	(24)
Changes in operating assets and liabilities:
Accounts receivable	4,579	(5,971)
Inventories	(909)	(1,667)
Other assets	1,477	1,154
Accounts payable	(4,178)	(1,205)
Accrued expenses	(1,700)	7,636
Operating lease liabilities	(24)	—

Net cash used in operating activities	(6,103)	(12,704)

Cash Flows From Investing Activities:
Purchases of short-term investments	(7,190)	(10,951)
Sales and maturities of short-term investments	—	16,993
Capital expenditures	(167)	(286)
Intangible asset expenditures	(18)	(17)

Net cash (used in) provided by investing activities	(7,375)	5,739

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	11	—
Payments made on borrowings	(250)	(227)
Payment of payroll taxes withheld for releases of restricted stock units	(1)	—

Net cash used in financing activities	(240)	(227)

Decrease in cash and cash equivalents	(13,718)	(7,192)

Cash and Cash Equivalents:
Beginning	46,478	31,969
Ending	$32,760	$24,777

Supplemental Disclosure of Noncash Transactions:
Prepaid assets included in accounts payable	$—	$407
Acquired equipment under capital lease	$—	$105
Capital lease liability from purchase of equipment	$—	$105
Supplemental Cash Flow Information:
Interest paid	$1,764	$2,040

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and nature of operations

Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the “Company”) is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release (“XR”) pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet (“ODT”) and liquid suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including three approved products for the treatment of attention deficit hyperactivity disorder (“ADHD”). Adzenys XR-ODT was approved by the U.S. Food and Drug Administration (the “FDA”) in January 2016 and launched commercially in May 2016. The Company received approval from the FDA for Cotempla XR-ODT, its methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017, and launched commercially in September 2017. Also, the Company received approval from the FDA for Adzenys ER oral suspension (“Adzenys ER”) on September 15, 2017 and launched this product in February 2018. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release liquid suspension for the treatment of cough and upper respiratory symptoms of a cold. In addition to its marketed products, the Company is developing NT-0400, its XR-ODT product candidate for nausea and vomiting, and NT0502, its product candidate for the treatment of sialorrhea.

Note 2. Summary of significant accounting policies

Basis of presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included.  Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2018 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2018 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K and filed with the SEC on March 18, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018.

Principles of consolidation:  At March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Liquidity:  During 2018 and the three months ended March 31, 2019, the Company produced operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from its currently marketed pharmaceutical products. The Company does not anticipate it will be profitable until such time as revenues from Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER increase substantially over current levels. In November 2018, the Company completed an offering of its common stock and restructured its outstanding debt to reduce and possibly delay the amount of principal payable in cash. Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Report on Form 10-Q.

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

Short-term investments:  Short-term investments, if any, consist of debt securities that have original maturities greater than three months but less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of material tax effects reported, as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity (deficit). Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in other income in the consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date, if any, as non-current assets.

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

Intangible assets:  Intangible assets subject to amortization, which principally include proprietary modified-release drug delivery technology, the costs to acquire the rights to Tussionex Abbreviated New Drug Application and patents, are recorded at cost and amortized over the estimated lives of the assets, which primarily range from 10 to 20 years. The Company estimates that the patents it has filed have a future beneficial value. Therefore, costs associated with filing for its patents are capitalized. Once the patent is approved and commercial revenue realized, the costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, the costs will be expensed. For new product candidates, patent applications and related expenses are expensed as incurred.

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

Disaggregation of revenue

The following table disaggregates the Company’s net product sales by product:

	Three months ended March 31,
	2019	2018
	(in thousands)
Adzenys XR-ODT	$6,657	$4,992
Cotempla XR-ODT	5,773	3,647
Adzenys ER	185	203
Generic Tussionex	2,019	1,887
	$14,634	$10,729

Net branded product sales

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

Estimated rebates are recorded as accrued expenses and as a gross to net sales adjustment at the time revenue is recognized. Historical trends of estimated rebates will be regularly monitored, which may result in adjustments to such estimates in the future.

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

The Company analyzed recent branded product return history and other market data obtained from the Company’s 3PLs, as well as data available from sales of its branded products, to determine a reliable return rate for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Generic Tussionex product returns were estimated based upon return data available from sales of the Company’s generic Tussionex product over the past three years.

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

Advertising costs: Advertising costs are comprised of print and electronic media placements that are expensed as incurred. The Company recognized advertising costs of $0.2 million during the three months ended March 31, 2018. There were no advertising costs recognized during the three months ended March 31, 2019.

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

Paragraph IV litigation costs: Legal costs incurred by the Company in the enforcement of the Company’s intellectual property rights, are charged to expense as incurred.

Income taxes:  Income taxes are accounted for using the liability method, under which deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of March 31, 2019 and December 31, 2018, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOLs) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at March 31, 2019 and December 31, 2018, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement —Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA, and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for entities for fiscal years beginning after December 15, 2018 with early adoption permitted, and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the TCJA is recognized. This standard became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (the “New Lease Standard”). The New Lease Standard supersedes the lease guidance under FASB Accounting Standards Codification (“ASC”) Topic 840, Leases (“Prior GAAP”), resulting in the creation of FASB ASC Topic 842, Leases. Under the new guidance, lessees are required to recognize in the statement of financial position the following for all finance and operating leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

In January, July and December 2018, the FASB issued additional amendments to the new lease guidance relating to, transition, and clarification. The July 2018 amendment, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective transition method, which did not require the Company to adjust comparative periods.

The Company adopted this standard on the effective date of January 1, 2019 and elected to use the modified retrospective transition method approach at transition. Therefore, no adjustments are made to amounts in prior period financial statements.

In addition, the Company elected the following practical expedients:

1)    the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification;

2)    the land easements practical expedient, which allows the Company to carry forward the accounting treatment for land easements on existing agreements;

3)    the short-term lease practical expedient, which allows the Company to exclude short-term leases from recognition in the unaudited consolidated balance sheets; and

4)    the bifurcation of lease and non-lease components practical expedient, which does not require the Company to bifurcate lease and non-lease components for all classes of assets.

The adoption of this accounting standard resulted in the recording of Operating lease ROU assets and Operating lease liabilities of $3.4 million and $4.3 million, respectively, as of January 1, 2019. The difference between the operating lease assets and liabilities was recorded as an adjustment to deferred rent for $0.9 million relating to real estate leases. The adoption of ASU 2016-02 had no impact on Accumulated Deficit.

The Company implemented additional internal controls to identify lease contracts and enable the preparation of financial information related to the New Lease Standard. See Note 9 for additional information.

From time to time, additional new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Note 3. Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities, which include warrants, outstanding stock options under the stock option plans and shares issuable in future periods, such as RSU awards, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position. Restricted stock is considered legally issued and outstanding on the grant date, while RSUs are not considered legally issued and outstanding until the RSUs vest. Once the RSUs vest, equivalent common shares will be issued or issuable to the grantee and therefore the RSUs are not considered for inclusion in total common shares issued and outstanding until vested.

The following potentially dilutive securities outstanding as of March 31, 2019 and 2018 were excluded from consideration in the computation of diluted net loss per share of common stock for the three months ended March 31, 2019 and 2018, respectively, because including them would have been anti-dilutive:

	March 31,
	2019	2018
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Stock options outstanding	4,793,891	3,027,931
RSUs granted, not issued or outstanding	63,752	178,750

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$16,792	$15,968	$—	$32,760
Short-term investments	—	7,205	—	7,205
Total financial assets	$16,792	$23,173	$—	$39,965

Earnout liability	$—	$—	$37	$37
Derivative liability (see Note 8)	—	—	1,888	1,888
Total financial liabilities	$—	$—	$1,925	$1,925

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$27,419	$19,059	$—	$46,478
Total financial assets	$27,419	$19,059	$—	$46,478

Earnout liability	$—	$—	$37	$37
Derivative liability (see Note 8)	—	—	2,017	2,017
Total financial liabilities	$—	$—	$2,054	$2,054

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with an original maturity of 90 days or less at March 31, 2019 and December 31, 2018. Asset values were considered to approximate fair value due to their short-term nature.

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

The Company’s cash and cash equivalents and short-term investments had quoted prices at March 31, 2019 and December 31, 2018 as shown below:

	March 31, 2019
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)
Bank deposits and money market funds	$16,792	$—	$16,792

Financial and corporate debt securities	23,174	(1)	23,173

	$39,966	$(1)	$39,965

	December 31, 2018
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)
Bank deposits and money market funds	$27,419	$—	$27,419

Financial and corporate debt securities	19,059	—	19,059

	$46,478	$—	$46,478

The Company’s Level 3 liability included the fair value of the earnout liability and the fair value of the Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. derivative liability at March 31, 2019 and December 31, 2018.

The fair value of the derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at March 31, 2019 and December 31, 2018. There were no significant changes in the pricing assumptions during the three months ended March 31, 2019. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	Derivative Liability
Date of Valuation	3/31/2019	12/31/2018
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	N/A
Time period from valuation until maturity of debt (yrs.)	3.1	3.4
Cumulative probability of a change in control prepayment implied by model	25%	25%
Cumulative probability of other accelerated prepayments implied by model	13%	14%
Discount rate	24.75%	23.12%
Fair value of liability at valuation date (thousands)	$1,888	$2,017

Significant changes to these assumptions would result in increases/decreases to the fair value of the debt derivative liabilities.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3
Liabilities
(in thousands)
Balance at December 31, 2018	$2,054

Change in fair value	(129)

Balance at March 31, 2019	$1,925

Note 5. Inventories

Inventories at the indicated dates consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Raw materials	$4,055	$3,845
Work in progress	2,813	2,704
Finished goods	4,722	4,259

Inventory at cost	11,590	10,808
Inventory reserve	(314)	(441)

	$11,276	$10,367

Note 6. Sale-leaseback transaction

The Company accounts for the sale and leaseback transactions discussed below as capital leases. Accordingly, the leased assets are recorded in property and equipment and the capitalized lease obligations are included in long-term liabilities at the present value of the future lease payments in accordance with the terms of the lease (see Note 8). Lease payments are applied using the effective interest rate inherent in the leases. Depreciation of the property and equipment is included within cost of goods sold and operating expenses in the consolidated statements of operations and within depreciation and amortization of property and equipment in the consolidated statements of cash flows.

In February 2017, the Company entered into an agreement with Essex Capital Corporation (“Essex”) for the sale-leaseback of newly acquired assets of up to $5.0 million to finance its capital expenditures. Each lease under this master agreement is for an initial term of 36 months and has an option to purchase the equipment at the end of the respective lease that management considers to be a bargain purchase option. Under this agreement, the Company entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The February sale resulted in net gains of $14,000 which has been deferred and is being amortized over the 36-month term of the lease. There was no gain or loss on the June 2017 sale.

For the three months ended March 31, 2019 and 2018, approximately $1,000 and $1,000, respectively, of the net gain on sale-leasebacks was recognized in other income on the condensed consolidated statements of operations.

Note 7. Accrued expenses

Accrued expenses as of March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued savings offers	$11,880	$11,289
Accrued rebates	6,192	7,762
Accrued customer returns	5,656	5,157
Accrued wholesaler fees	4,089	4,249
Accrued payroll and benefits	3,353	4,555
Other accrued expenses	2,948	2,806
Total accrued expenses	$34,118	$35,818

Note 8. Long-term debt

Long-term debt at the indicated dates consists of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Deerfield senior secured credit facility, net of discount of $2,978 and $3,334, respectively	$50,273	$49,916
Financing and capital leases, maturing through November 2020	1,608	1,858

	51,881	51,774
Less current portion	(8,615)	(8,557)

Long-term debt	$43,266	$43,217

Senior secured credit facility: On May 11, 2016, the Company entered into a $60.0 million senior secured credit facility (the “Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, “Deerfield”), as lenders. In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share (see Note 10). Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of this public offering, and as a result, was classified as a related party at the time of the corresponding transactions.

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

The right to payment of the Accrued Interest was memorialized in the form of senior secured convertible notes (the “Convertible Notes”) issued to Deerfield on the Amendment Date. Interest was due quarterly at a rate of 12.95% per year. The principal amount of the Convertible Notes issued under the Amendment and all accrued and unpaid interest thereon was to become due and payable upon written notice from Deerfield, and if either (a) the Company did not meet certain quarterly sales milestones specified in the Amendment or (b) the Company had not received and publicly announced FDA approval of the new drug applications on or before the applicable Prescription Drug User Fee Act goal date as set forth on the schedules to Amendment. Per the Amendment, the Company will prepay all of the outstanding obligations under the Facility and the Convertible Notes upon the occurrence of a change in control or a sale of substantially all of the Company’s assets and liabilities. The Amendment increased the staggered prepayment fees for prepayments due upon a change of control or any other prepayment made or required to be made by the Company by 300 basis points from June 1, 2017 through the period ending prior to May 11, 2020 for the change in control prepayment fees and through the period ending prior to May 11, 2022 for any other prepayments, respectively (the “Prepayment Premiums”). Such Prepayment Premiums, as amended, ranged from 12.75% to 2%.

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

On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled. The Company has filed a registration statement with the SEC covering the registration of these shares.

In conjunction with the Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into a Registration Rights Agreement (the “Registration Agreement”) which required the Company to file a registration statement with the SEC to register the shares of common stock issued or issuable upon conversion of the Convertible Notes (the “Conversion Shares”) (subject to certain adjustment for stock split, dividend or other distribution, recapitalization or similar events, the “Registrable Securities”) within 30 days from June 1, 2017, which was to become effective per the SEC no later than 75 days thereafter. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on June 30, 2017, which became effective on July 11, 2017. This filing covered 940,924 shares, which is the number of shares that would be issued at the floor conversion rate of $7.00 per share. The Company was also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any Financial Industry Regulatory Authority (“FINRA”) requests. The Company’s obligations with respect to each registration end at the date which was the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Registration Agreement cease to hold any Registrable Securities. For each registration, the Company bore all reasonable expenses, other than underwriting discounts and commissions, and was to reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company had satisfied all of its obligations under this Registration Agreement and did not pay any damages pursuant to this agreement; therefore, no liability had been recorded (see Note 13), and as of September 30, 2018, Deerfield or any of its transferees or assignees under the Registration Agreement reported that it had ceased to hold any Registrable Securities.

The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.1 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10%. As of December 31, 2018, the fair value of the derivative was $2.0 million (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company’s evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which will be amortized using the effective interest method to interest expense over the one-year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital on June 1, 2017 in stockholders’ equity (deficit) in the Company’s financial statements.

In connection with the Facility, the Company paid a $1,350,000 yield enhancement fee to Deerfield,  approximately $173,000 of legal costs to the Company’s attorneys and $58,000 of legal costs on behalf of Deerfield’s attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method.

On November 5, 2018, the Company and Deerfield entered into an amendment (the “Second Amendment”) to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of an underwritten public offering of the Company’s shares of its common stock for gross proceeds of at least $30.0 million, plus additional shares of the Company’s shares of its common stock for additional gross proceeds of at least $4.5 million (the “November Offering”). The remaining $52.5 million of principal under the Facility is due as follows: $7.5 million on May 11, 2019, $15.0 million on May 11, 2020 (the “2020 Principal Payment”), $15.0 million on

May 11, 2021 and $15.0 million on May 11, 2022; provided, that the 2020 Principal Payment due date shall be extended to May 11, 2021 or May 11, 2022 subject to certain achievement of net sales. If all or any of the principal are prepaid or required to be prepaid under the Second Agreement prior to December 31, 2021, then the Company shall pay, in addition to such prepayment and accrued interest thereon, a prepayment premium equal to 6.25% of the amount of principal prepaid.  Additionally, the Company shall pay all interest which, absent such prepayment, would have accrued on the principal prepaid through May 11, 2020 in connection with a prepayment due to a Change of Control of the Company or through December 31, 2020 in connection with any other prepayment, whether voluntary or in an Event of Default. If such prepayment occurs after December 31, 2021 then no prepayment premium is due. In addition, upon the payment in full of the Obligations (whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity Date, the Company shall pay to Deerfield a non-refundable exit fee in the amount of $750,239, which shall be due and payable in cash.

Pursuant to the Second Amendment, upon the effectiveness thereof, the Company amended and restated its outstanding notes under the Second Agreement in the form of senior secured convertible notes (the “A&R Notes”). Under the terms of the Second Amendment and the A&R Notes, beginning on or about May 11, 2019, the Company will have the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate. The payment share price will be 93% of the lesser of (A) the Last Bid Price prior to the payment date and (B) the arithmetic average of the volume weighted average price on each of the ten consecutive trading days immediately preceding the payment date. Principal may not be satisfied at a price less than $3.00 per share, and the Company may not issue to Deerfield a number of shares upon any such payment to the extent that, upon such issuance, the number of shares beneficially owned by Deerfield and its affiliates would exceed 4.985% of the total number of shares of the Company’s common stock then issued and outstanding (the “4.985% Cap”). Additionally, Deerfield has the right to convert the remaining principal into shares of Common Stock not to exceed 3,796,668 shares in the aggregate (collectively, the “Conversion Shares”); provided, that the Lenders may only convert up to 50% of the remaining principal on or before November 5, 2019. Deerfield’s per share conversion price will be 95% reducing to a maximum 83% by one full percentage point for each full or partial calendar month between the date of the applicable conversion and the date on which such principal payment would otherwise be due, of the greater of (A) the average of the volume weighted average prices per share of the Common Stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (B) $10.00 (subject to adjustment for Stock Events e.g. stock dividend, stock split etc.). Deerfield may not acquire a number of shares upon any such conversion to the extent that, upon such conversion, the number of shares beneficially owned by Deerfield and its affiliates would exceed the 4.985% Cap.

In conjunction with the Second Amendment to the Facility and the related issuance of the A&R Notes, the Company entered into a Registration Rights Agreement (the “Second Registration Agreement”) pursuant to which the Company was required to file a registration statement with the SEC to register the Conversion Shares within 30 days from November 5, 2018, which was to become effective per the SEC no later than 75 days thereafter. The filing deadline was subsequently extended to December 21, 2018. The Company filed a registration statement on Form S-3 to comply with the Second Registration Agreement on December 11, 2018, which became effective on December 20, 2018. This filing covered 3,796,668 shares, which is the maximum number of shares that may be converted. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Second Registration Agreement cease to hold any Registrable Securities. For each registration, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company had satisfied all of its obligations under the Second Registration Agreement and did not pay any damages pursuant to this agreement; therefore, no liability had been recorded (see Note 13).

Pursuant to the A&R Notes, if the Company fails to provide the number of Conversion Shares, then the Company would have to pay damages to Deerfield or subsequent holder or any designee for each day after the third business day after receipt of notice of conversion that such conversion is not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of March 31, 2019, the Company was in compliance with the covenants under the Facility.

Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt and 25.35% on the Convertible Notes and after the Second Amendment on November 5, 2018, using the effective interest rate of 16.69%, charged to interest expense and totaled $357,000 and $209,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.

Financing and capital lease obligations:  Financing and capital lease obligations consist of sale-leaseback and equipment leases, both of which include options to purchase. As described in Note 6, during the years ended December 31, 2017, 2014 and 2013, the Company entered into agreements with Essex for the sale-leaseback of existing and newly acquired assets with a total capitalized cost of $3.2 million, $795,000 and $5.5 million, respectively, which are classified as financing leases as of March 31, 2019 and capital leases as of December 31, 2018. The approximate imputed interest rate on these leases is 14.9%, 14.5% and 14.5%, respectively. Interest expense on these leases was $64,000 and $98,000 for the three months ended March 31, 2019 and 2018, respectively.

Future principal payments of long-term debt including financing and capital leases are as follows:

Period ending:	March 31,
( in thousands)
2020	$8,615
2021	15,459
2022	15,020
2023	15,765
Thereafter	—

Future principal payments	$54,859

Less unamortized debt discount related to long-term debt	(2,978)
Less current portion of long-term debt	(8,615)

Total long-term debt, net of current portion	$43,266

Note 9. Leases

The Company leases real estate, warehouses and certain equipment. The Company determines if an arrangement is a lease at inception.  Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the unaudited condensed consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s operating leases do not provide an implicit rate of return, the Company considered its other similar term collateralized financing arrangements, including the Essex sale-leaseback and equipment leases, certain vendor-direct equipment financing and the Deerfield debt facility, as amended, to determine its incremental borrowing rate. Operating lease ROU assets are comprised of the lease liability plus prepaid rents and are reduced by lease incentives and deferred rents. The Company has lease agreements with non-lease components which are not bifurcated.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years. The exercise of a lease renewal option typically occurs at the discretion of both parties. Certain leases also include options to purchase the leased property. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease termination until it is reasonably certain that the Company will exercise that option. Certain of the Company’s lease agreements include payments adjusted periodically for fair market value and certain other percentage increases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense are as follows:

	Three Months Ended March 31, 2019	Statement of Operations Classification
	(in thousands)
Lease cost:

Operating lease cost	$264	Cost of goods sold and operating expenses

Short-term lease cost	12	Cost of goods sold and operating expenses

Variable lease cost	53	Cost of goods sold and operating expenses
Finance lease cost:
Amortization of leased assets	119	Cost of goods sold
Interest on lease liabilities	64	Interest expense
Total net lease cost	$512

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	As of March 31, 2019	Balance Sheet Classification
	(in thousands)
Leases:
Assets:
Operating lease assets	$3,381	Operating lease right-of-use assets
Finance lease assets	2,575	Property, plant and equipment, net
Total leased assets	$5,956

Liabilities:
Current:
Operating leases	$571	Current portion of operating lease liabilities

Finance leases	1,115	Current portion of long-term debt
Noncurrent:
Operating leases	3,775	Operating lease liabilities
Finance leases	493	Long-term debt, net of current portion
Total lease liabilities	$5,954

As of March 31, 2019
Weighted-Average Remaining Lease Term (years)
Operating lease assets	5.4
Finance lease assets	1.2

Weighted-Average Discount Rate
Operating lease assets	15.0%
Finance lease assets	14.4%

Supplemental unaudited interim consolidated cash flow information related to leases is as follows:

Three Months Ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$288
Operating cash flows from finance leases	64
Financing cash flows from finance leases	250

ROU assets obtained in exchange for new finance lease liabilities	—
ROU assets obtained in exchange for new operating lease liabilities	$135

Maturities of lease liabilities are as follows:

	As of March 31, 2019
	Operating Leases	Finance Leases
	(in thousands)
2019	$880	$942
2020	1,225	798
2021	1,118	22
2022	1,060	19
2023	1,055	—
Later years	1,107	—
Total lease payments	$6,445	$1,781
Less amount representing interest	(2,099)	(173)
Total lease obligations	$4,346	$1,608

Disclosures related to periods prior to adoption of ASU 2016-02

Future minimum lease payments under non-cancelable rental and lease agreements which had initial or remaining term in excess of one year are as follows:

	As of December 31, 2018
	Operating Leases	Capital Leases
	(in thousands)
2019	$1,180	$1,257
2020	1,195	798
2021	1,062	21
2022	1,055	20
2023	1,055	—
Later years	1,106	—
Minimum lease commitment	$6,653	$2,096
Less amount representing interest		(238)
Present value of net minimum lease obligations		$1,858

Note 10. Common stock

On August 1, 2016, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on August 12, 2016. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $125.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2016 Shelf”).  The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $40.0 million of its common stock from time to time in “at-the-market” offerings under the 2016 Shelf (the “Cowen Sales Agreement”).

In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock under the 2016 Shelf at a public offering price of $5.00 per share, which included 750,000 shares of its common stock resulting from the underwriters’ exercise of their over-allotment option. Deerfield participated in the purchase of the Company’s common shares as part of this public offering, and as a result, was classified as a related party at the time of the corresponding transactions. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $26.7 million.

On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of its common stock under the 2016 Shelf at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock which was exercised in full on July 26, 2017. The net proceeds to the Company through July 26, 2017 from this offering, after deducting offering expenses payable by the Company, were approximately $34.3 million.

During the year ended December 31, 2017, the Company sold an aggregate 749,639 shares of common stock under the Cowen Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million and paying total compensation to the sales agent of approximately $0.1 million.

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

During the year ended December 31, 2018, the Company sold an aggregate 651,525 shares of common stock under the Cowen Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million.

On November 5, 2018, the Company filed Supplement No. 1 to the prospectus dated August 12, 2016, which reduced the size of the continuous offering by the Company under such prospectus relating to the offering of Common Stock pursuant to the Sales Agreement. Following the reduction, the Company was authorized to issue up to $7,825,113 of its common stock pursuant to the Sales Agreement (inclusive of amounts previously sold thereunder prior to the date hereof). Aggregate gross proceeds of sales of the Company’s common stock under the Sales Agreement total $7,825,113, and sales of common stock under the Sales Agreement have been suspended.

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

During the year ended December 31, 2018, the Company issued 26,991 shares of common stock pursuant to the conversion of vested RSUs and 832 shares of common stock pursuant to the exercise of vested stock options. During the three months ended March 31, 2019, the Company issued 11,006 shares of common stock pursuant to the conversion of vested RSUs and 35,207 shares of common stock pursuant to the exercise of vested stock options.

On March 18, 2019, the Company filed a shelf registration statement covering the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2019 Shelf”), which was declared effective by the SEC on May 1, 2019.  Following the effectiveness of the 2019 Shelf, the Company does not intend to make further offers or sales under the 2016 Shelf.  The Company simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf (the “Cantor Sales Agreement”).

Note 11. Share-based Compensation

Share-based Compensation Plans

In July 2015, the Company adopted the Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan (“2015 Plan”) which became effective immediately prior to the closing of the IPO and initially had 767,330 shares of common stock reserved for issuance. On January 1, 2016 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2015 Plan shall be cumulatively increased by five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2015 Plan. Accordingly, on January 1, 2019 and 2018, the Company added 2,483,815 shares and 1,449,847 shares, respectively, to the option pool. The 2015 Plan superseded the Neos Therapeutics, Inc. 2009 Equity Plan (“2009 Plan”), originally adopted in November 2009 and which had 1,375,037 shares reserved and available for issuance. Effective upon closing of the IPO, the Company’s Board of Directors determined not to grant any further awards under the 2009 Plan.

The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s Compensation Committee, which has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s Compensation Committee may delegate authority to grant certain awards to the Company’s chief executive officer. Through March 31, 2019, the Company has granted options, restricted stock and RSUs under the 2015 Plan. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock and to grant restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2018, 82,635 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. During the three months ended March 31, 2019, 63,270 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of March 31, 2019, 2,895,507 shares of common stock remain available for grant under the 2015 Plan.

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

Share-based Compensation Expense

The Company has reported share-based compensation expense for the three months ended March 31, 2019 and 2018, respectively, in its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of goods sold	$144	$119
Research and development	90	78
Selling and marketing	120	257
General and administrative	520	513
	$874	$967

The total share based compensation expense included in the table above is attributable to stock options and RSUs of $823,000 and $51,000 for the three months ended March 31, 2019, respectively. The total share based compensation expense included in the table above is attributable to stock options and restricted stock of $931,000 and $36,000 for the three months ended March 31, 2018, respectively.

As of March 31, 2019, there was $6.1 million of compensation costs, adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years for stock options and 2.7 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

During the year ended December 31, 2018, the Company’s board of directors granted 953,539 options under the 2015 Plan. In June and July 2018, the Company granted 600,000 and 200,000 options, respectively, under the Inducement Plan to Gerald McLaughlin, the Company’s Chief Executive Officer, at an exercise price of $6.20 and $5.55 per share, respectively. During the three months ended March 31, 2019, the Company granted 1,626,859 options under the 2015 Plan.

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

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

Three Months
Ended March 31, 2019
Estimated dividend yield	0.00%
Expected stock price volatility	60.00%
Weighted-average risk-free interest rate	2.58%
Expected life of option in years	6.10
Weighted-average option fair value at grant	$1.36

A summary of outstanding and exercisable options as of March 31, 2019 and December 31, 2018 and the activity from December 31, 2018 through March 31, 2019, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)
Outstanding at December 31, 2018	3,446,885	$8.935	$70

Exercisable at December 31, 2018	1,643,011	$10.627	$70

Granted	1,626,859	$2.37
Exercised	(35,207)	0.32
Expired, forfeited or cancelled	(244,646)	13.25

Outstanding at March 31, 2019	4,793,891	$6.55	$525

Exercisable at March 31, 2019	1,537,642	$10.16	$50

The weighted-average remaining contractual life of options outstanding and exercisable on March 31, 2019 was 8.5 and 6.6 years, respectively. The option exercise prices for all options granted January 1, 2019 through March 31, 2019 ranged from $1.91 per share to $3.14 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2018 was 7.9 and 6.6 years, respectively. The option exercise price for all options granted in the year ended December 31, 2018 ranged from $4.76 to $10.40 per share.

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

The Company satisfies its RSUs by issuing shares of the Company’s common stock when RSUs vest and are issued. In addition, when RSUs vest and are issued, RSU recipients may elect to have the Company withhold units as consideration for the tax withholding obligation for their vested RSUs. During the year ended December 31, 2018, 33,748 vested RSUs were converted into an equivalent 26,991 shares of common stock. The Company withheld 6,757 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the year ended December 31, 2018. During the three months ended March 31, 2019, 11,562 vested RSUs were converted into an equivalent 11,006 shares of common stock. The Company withheld 556 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the year ended March 31, 2019.

A summary of outstanding RSUs as of March 31, 2019 and December 31, 2018 and the activity from December 31, 2018 through March 31, 2019, is presented below:

		Weighted-
	Number of	Average
	RSUs	Fair Value
Outstanding at December 31, 2018	75,314	$7.93

Granted	—	—
Converted	(11,006)	8.30
Withheld for tax obligation	(556)	8.30
Expired, forfeited or cancelled	—	—

Outstanding at March 31, 2019	63,752	$7.86

Restricted stock

The Company did not issue any shares of restricted stock for the three months ended March 31, 2019, or for the year ended December 31, 2018. No vested restricted stock awards were settled during the three months ended March 31, 2019.

The Company had no unvested restricted stock as of March 31, 2019 and December 31, 2018.  For the three months ended March 31, 2019, there were no shares of restricted stock granted or forfeited.

Note 12. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of December 31, 2018 and March 31, 2019.

Note 13. Commitments and contingencies

Registration Payment Arrangement:  On November 5, 2018, in conjunction with the Second Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into the Second Registration Agreement which required the Company to file a registration statement with the SEC to register the Registrable Securities (see Note 8) within 30 days from November 5, 2018, which was to become effective per the SEC no later than 75 days thereafter. The filing deadline was subsequently extended to December 21, 2018. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on December 11, 2018, which became effective on December 20, 2018. This filing covered 3,796,668 shares, which is the number of shares that would be issued up to the Exchange Cap as (defined in the agreement). The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. Upon any Registration Failure, the Company shall pay additional damages to the Holder for each 30-day period (prorated for any partial period) after the date of such Registration Failure in an amount in cash equal to two percent of the original principal amount of the Convertible Notes. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Registration Agreement cease to hold any of the Registrable Securities. For each registration filing, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company currently expects to satisfy all of its obligations under the Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded.

Patent Infringement Litigation: On October 31, 2017, the Company received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. (“Teva”) advising the Company that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. On December 13, 2017, the Company filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed the Company’s Cotempla XR-ODT patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. On December 21, 2018, the Company entered into a Settlement Agreement (the “Teva Settlement Agreement”) and a Licensing Agreement (the “Teva Licensing Agreement” and collectively with the Teva Settlement Agreement, the “Teva Agreement”) with Teva that resolved all ongoing litigation involving the Company’s Cotempla XR-ODT patents and Teva’s ANDA. Under the Teva Agreement, the Company granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

On July 25, 2016, the Company received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising the Company that Actavis had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, the Company filed a patent infringement lawsuit in federal district court against Actavis alleging that Actavis infringed the Company’s Adzenys XR-ODT patents. On October 17, 2017, the Company entered into a Settlement Agreement (the “Actavis Settlement Agreement”) and a Licensing

Agreement (the “Actavis Licensing Agreement” and collectively with the Actavis Settlement Agreement, the “Actavis Agreement”) with Actavis that resolved all ongoing litigation involving the Company’s Adzenys XR-ODT patents and Actavis’s ANDA. Under the Actavis Agreement, the Company granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

Other Litigation: On March 7, 2018 and April 18, 2019, the Company received citations advising the Company that the County of Harris Texas (“Harris County”) and the County of Walker Texas (“Walker County”) filed lawsuits on December 13, 2017 and January 11, 2019, respectively, against the Company and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through these lawsuits, each of Harris County and Walker County seek to recoup as damages some of the expenses they allegedly have incurred to combat opioid use and addiction. Each of Harris County and Walker County also seeks punitive damages, disgorgement of profits and attorneys’ fees.

While the Company believes that these lawsuits are without merit and intends to vigorously defend against them, the Company is not able to predict at this time whether these proceedings will have a material impact on its results of operations.

Operating lease:  The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for office space in Blue Bell, Pennsylvania for its commercial operations, which commenced on May 1, 2016. Prior to the adoption of the New Lease Standard on January 1, 2019, the Company accounts for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $989,000 at December 31, 2018. The Company adopted ASU No. 2016-02 at January 1, 2019 and recognized an operating lease liability of $4.3 million at March 31, 2019 under the New Lease Standard (See Note 2 and 9). The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $52,000 and $54,000 for the three months ended March 31, 2019 and 2018, respectively. Rent expense for these leases, excluding the share of operating expenses, was $253,000 and $253,000 for the three months ended March 31, 2019 and 2018, respectively.

Cash incentive bonus plan:  In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $467,000 and $344,000 of compensation expense for the three months ended March 31, 2019 and 2018, respectively, under the Bonus Plan.

Note 14. License agreements

Under the Teva Licensing Agreement, the Company granted Teva a non-exclusive license to certain patents owned by the Company by which Teva has the right to manufacture and market its generic version of Cotempla XR-ODT under its ANDA beginning on July 1, 2026, or earlier under certain circumstances. The Teva Licensing Agreement has been submitted to the applicable governmental agencies (see Note 13).

On October 23, 2018, the Company entered into an Exclusive License Agreement (“NeuRx License”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted the Company an exclusive, worldwide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX-101, referred to by the Company as NT0502.  NT0502 is a new chemical entity that is being developed by the Company for the treatment of sialorrhea, which is excessive salivation or drooling.  Under the NeuRx License, the Company made an upfront payment of $175,000 to NeuRx upon the execution of the agreement and may in the future be required to make certain development and milestone payments and royalties based on annual net sales, as defined in the NeuRx License. Royalties are to be paid on a country-by-country and licensed product-by-licensed product basis, during the period of time beginning on the first commercial sale of such licensed product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim in any licensed patent in such country that covers such licensed product in such country; and/or (ii) expiration of regulatory exclusivity of such licensed product in such country.

Under the Actavis Licensing Agreement, the Company granted Actavis a non-exclusive license to certain patents owned by the Company by which Actavis has the right to manufacture and market its generic version of Adzenys XR-ODT under its ANDA beginning on September 1, 2025, or earlier under certain circumstances. The Licensing Agreement has been submitted to the applicable governmental agencies (see Note 13).

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

Note 15. Related party transactions

In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which includes 750,000 shares of the Company’s common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price on February 17, 2017. On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of its common stock at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock. Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of both public offerings, and as a result, is classified as a related party. The Company is obligated under a $60.0 million senior secured credit Facility that was issued by the Company to Deerfield. On June 1, 2017, the Company and Deerfield entered into an Amendment to the Company’s existing Facility with Deerfield which extended the date to repay the Accrued Interest under the Facility to June 1, 2018, which may have been extended to June 1, 2019 at the election of the Company if certain conditions have been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the form of Convertible Notes issued to Deerfield on the Amendment Date. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled (see Note 8).

On November 5, 2018, the Company and Deerfield entered into the Second Amendment to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of the November Offering. The Second Amendment provides an option for the $15.0 million principal on the Facility due in May 2020 to be paid in either May 2021 or May 2022 upon the achievement of certain revenue milestones as described in the Second Amendment. Also, pursuant to the Second Amendment, the Company amended and restated its outstanding notes under the Facility in the form of senior secured convertible notes. The Company has the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate. Additionally, subject to the terms of the amended and restated convertible notes, Deerfield has the right to convert the remaining principal under the Facility into shares of Common Stock not to exceed 3,796,668 shares in the aggregate at a conversion price of 95% of the greater of the average of the volume weighted average price per share of the Common Stock for the three trading day period immediately preceding such conversion and $10.00. On November 8, 2018, the Company closed an underwritten public offering of 19,999,999 shares of its common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of its common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company were approximately $43.4 million. Deerfield also participated in the purchase of the Company’s common shares as part of this offering (see Note 8).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements for the years ended December 31, 2018 and 2017 and notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary microparticle modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER oral suspension (“Adzenys ER”), for the treatment of attention deficit hyperactivity disorder (“ADHD”). Our products and product candidates are extended-release (“XR”), medications in patient-friendly, orally disintegrating tablets (“ODT”) or liquid suspension dosage forms. Our microparticle technology platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration (“FDA”), for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and launched the commercialization of this product in May 2016. We received approval from the FDA for Cotempla XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017 and launched commercially in September 2017. Also, we received approval from the FDA for Adzenys ER, our amphetamine extended-release liquid suspension, on September 15, 2017, and launched the commercialization of this product in February 2018. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market. In addition to our marketed products, we are developing NT-0400, our preclinical XR-ODT product candidate, for nausea and vomiting, and NT0502, our preclinical product candidate for the treatment of sialorrhea.

We are commercializing Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in the United States using our own commercial infrastructure. We manufacture Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in our current Good Manufacturing Practice (“cGMP”) and U.S. Drug Enforcement Administration (“DEA”)-registered manufacturing facilities, thereby better controlling supply quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR liquid suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold (“generic Tussionex”).

On October 23, 2018, we entered into an Exclusive License Agreement (the “License Agreement”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted us an exclusive, world-wide, royalty-bearing license to us to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX 101, referred to by us as NT0502. NT0502 is a new chemical entity that is being developed by us for the treatment of sialorrhea, which is excessive salivation or drooling. We are utilizing our microparticle technology platform to develop NT0502 to address the significant unmet medical needs for the treatment of chronic sialorrhea in adult and pediatric patients with neurological conditions including cerebral palsy, Parkinson’s disease, mental retardation, and amyotrophic lateral sclerosis or ALS.

On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis has filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis alleging that it infringed our Adzenys XR-ODT patents. On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the “Actavis Agreement”) with Actavis that resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA. Under the Actavis Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. (“Teva”) advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. On December 13,

2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed our Cotempla XR-ODT patents. On December 21, 2018, we entered into a Settlement Agreement with Teva (the “Teva Settlement Agreement”) and a Licensing Agreement (the “Teva Licensing Agreement” and collectively with the Teva Settlement Agreement, the “Teva Agreement”) that resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva’s ANDA. Under the Teva Agreement, we granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

Our predecessor company was incorporated in Texas on November 30, 1994 as PharmaFab, Inc. and subsequently changed its name to Neostx, Inc. On June 15, 2009, we completed a reorganization pursuant to which substantially all of the capital stock of Neostx, Inc. was acquired by a newly formed Delaware corporation, named Neos Therapeutics, Inc. The remaining capital stock of Neostx, Inc. was acquired by us on June 29, 2015, and Neostx, Inc. was merged with and into Neos Therapeutics, Inc. Historically, we were primarily engaged in the development and contract manufacturing of unapproved, or Drug Efficacy Study Implementation (“DESI”), pharmaceuticals and, to a lesser extent, nutraceuticals for third parties. The unapproved or DESI pharmaceuticals contract business was discontinued in 2007, and the manufacture of nutraceuticals for third parties was discontinued in March 2013.

Since our reorganization in 2009, we have devoted substantially all of our resources to funding our manufacturing operations, the development of our product candidates, and the commercialization of our approved products; these activities include the implementation of our commercialization strategies, conducting research and development activities and clinical trials for our product candidates, providing general and administrative support of these operations, and seeking and maintaining intellectual property protection. Prior to our initial public offering of our common stock in July 2015, we funded our operations principally through private placements of our common stock, redeemable convertible preferred stock, bank and other lender financings and through payments received under collaborative arrangements.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $7.6 million and $51.8 million for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, we had accumulated deficits of approximately $324.6 million and $317.0 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including, among other things:

•                  sales and marketing efforts for Adzenys XR-ODT, Cotempla XR-ODT, and Adzenys ER;

•                  research and development activities for new product candidates;

•                  post-marketing approval research activities for our approved products;

•                  manufacture of supplies for our preclinical studies and clinical trials;

•                  protection and enforcement of our intellectual property rights; and

•                  general operations as a public company.

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

We expect the number of prescriptions filled for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to continue to increase compared to the same quarter in the prior year. In addition, we expect product shipments to our wholesalers to correspondingly increase. Unit shipments of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER were 60,813, 56,442 and 614, respectively, for the three months ended March 31, 2019 as compared to 58,139, 52,221 and 1,422, respectively, for the three months ended March 31, 2018.

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

Research and development

We expense research and development costs as they are incurred. Research and development expenses consist of costs incurred in the discovery and development of our product candidates, and primarily include:

•                  expenses, including salaries, benefits, and share-based compensation expense, of employees engaged in research and development activities;

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

Direct development expenses associated with our research and development activities are allocated to our products and product candidates. Indirect costs related to our research and development activities that are not allocated to a product or product candidate are included in “Other Research and Development Activities” in the table below.

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Cotempla XR-ODT	$403	$20
Adzenys ER	4	4
Adzenys XR- ODT	1,343	400
NT0502	59	—
Other Research and Development Activities (1)	1,388	1,267
	$3,197	$1,691

(1) Includes unallocated product development cost, salaries and wages, occupancy and depreciation and amortization.

We expect that our research and development expenses will fluctuate over time as we explore new product candidates, but will decrease as a percentage of revenue if Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER are commercially successful. We expect to fund our research and development expenses from our current cash and cash equivalents, sales of our commercial products and, if approved, our product candidates, and the net proceeds from any future equity or debt financings.

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

We anticipate that our general and administrative expenses may increase as we incur additional costs and professional fees associated with future business development activities, if any. In addition, although we have settled our recent Paragraph IV litigation cases, we may be subject to future Paragraph IV litigation costs, and could incur material legal fees in the enforcement of our intellectual property rights.

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

Other income (expense), net

Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. The first sale-leaseback financings occurred in five separate transactions in 2013 and 2014, each with a 42-month lease term. The gains on the transactions were recognized on a straight-line basis over the respective 42-month lease term. In February 2017, we entered into an additional agreement for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Under this agreement, we entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The February sale resulted in a net gain of $14,000 which has been deferred and is being amortized over the 36-month term of the lease. There was no gain or loss on the June 2017 sale. (See Notes 6 to the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details). Other income and expense also includes interest earned, accretion and gains on our cash and cash equivalents and short-term investments and changes resulting from the remeasurement of the fair value of our earnout and derivative liabilities. The primary objective of our investment policy is liquidity and capital preservation.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenues

The following table summarizes our revenues for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Increase	%Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Net product sales	$14,634	$10,729	$3,905	36.4%

Net product sales were $14.6 million for the three months ended March 31, 2019, an increase of $3.9 million, or 36.4%, compared to $10.7 million for the three months ended March 31, 2018. Sales from Cotempla XR-ODT increased approximately $2.1 million to $5.8 million for the three months ended March 31, 2019, compared to $3.6 million for the three months ended March 31, 2018. Sales from Adzenys XR-ODT increased $1.7 million to $6.7 million for the three months ended March 31, 2019, compared to $5.0 million for the three months ended March 31, 2018. Sales from our generic Tussionex increased $0.1 million to $2.0 million for the three months ended March 31, 2019, compared to $1.9 million for the three months ended March 31, 2018. Net sales of Adzenys ER, which launched on February 26, 2018, were $0.2 million for both the three months ended March 31, 2019 and 2018.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Cost of goods sold	$6,396	$5,221	$1,175	22.5%

Cost of goods sold was $6.4 million for the three months ended March 31, 2019, an increase of $1.2 million, or 22.5%, compared to $5.2 million for the three months ended March 31, 2018. This increase was primarily due to a $2.8 million in increased labor and indirect production aggregate costs associated with increased manufacturing demand for our products and increased finished drug, royalties and logistic costs relating to the 58.3% increase in sales of Cotempla XR-ODT and the 33.3% increase in sales of Adzenys XR-ODT for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. These increased costs were partially offset by lower production cost of $1.6 million relating to efficiencies from increased production to meet sales demand for our branded products.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Research and development expenses	$3,197	$1,691	$1,506	89.1%

Research and development expenses were $3.2 million for the three months ended March 31, 2019, an increase of $1.5 million, or 89.1%, compared to $1.7 million for the three months ended March 31, 2018. The increase was primarily due to the clinical study expenses for our post-marketing commitments for Adzenys XR-ODT and Cotempla XR-ODT.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Selling and marketing	$7,069	$12,990	$(5,921)	(45.6)%

Selling and marketing expenses were $7.1 million for the three months ended March 31, 2019, a decrease of $5.9 million, or 45.6%, compared to $13.0 million for the three months ended March 31, 2018. This decrease was primarily driven by lower contract sales organization expenses of $6.6 million due to the internalization of our sales force in April 2018, lower marketing expenses of $1.0 million, lower professional services expense of $0.7 million and lower advertising expenses of $0.2 million. These decreases were partially offset by higher salary and benefit expenses of $1.5 million, travel and entertainment expenses of $0.6 million and administrative expenses of $0.5 million due to the establishment of our internal sales team in April 2018 and to support the sales of Cotempla XR-ODT and Adzenys ER, which commenced on September 5, 2017 and February 26, 2018, respectively. The increase in salary and benefit expenses in the three months ended March 31, 2019 reflects savings associated with a reduction in headcount for the sales force and commercial leadership team associated with the reorganization of commercial activities in the fourth fiscal quarter of 2018.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
General and administrative expense	$3,793	$3,345	$448	13.4%

General and administrative expenses were $3.8 million for the three months ended March 31, 2019, an increase of approximately $0.4 million, or 13.4%, compared to $3.3 million for the three months ended March 31, 2018.  The increase was primarily from higher salary and incentive compensation expense.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Interest expense	$2,115	$2,220	$(105)	(4.7)%

The total interest expense was $2.1 million for the three months ended March 31, 2019, a decrease of $0.1 million, or 4.7%, compared to $2.2 million for the three months ended March 31, 2018.  Interest expense primarily consists of interest on the Facility for both the three months ended March 31, 2019 and 2018 (see Note 8 to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details).

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Other income, net	$336	$302	$34	11.3%

Other income, net, was $0.3 million for each of the three months ended March 31, 2019 and 2018. Other income, net mainly consisted of change in fair value of the Deerfield debt derivative and interest income for both the three months ended March 31, 2019 and 2018.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

From our reorganization in 2009 until our initial public offering (“IPO”), we financed our operations primarily through private placements of common stock and redeemable convertible preferred stock and bank and other lender financing. Since that time, we have financed our operations principally through public offerings of our common stock and borrowings under our senior secured credit agreement.

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

On November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of an underwritten public offering of shares of our common stock which closed on November 8, 2018, to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2019. Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility, and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes (the “A&R Notes”) issued under the Facility and certain other limitations, to convert principal under the A&R Notes into our common stock, subject to a floor of 95% of $10.00 per share.

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

On November 8, 2018, we closed an underwritten public offering 19,999,999 shares of our common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $43.4 million. Also, on November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of the offering to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2019. Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes (the “A&R Notes”) issued under the Facility and certain other limitations, to convert principal under the A&R Notes into our common stock, subject to a floor of 95% of $10.00 per share.

On March 18, 2019, we filed a shelf registration statement covering the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2019 Shelf”), which was declared effective by the SEC on May 1, 2019.  Following the effectiveness of the 2019 Shelf, we do not intend to make further offers or sales under the Shelf.  We simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by us of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf (the “Cantor Sales Agreement”).

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of March 31, 2019, we had $32.8 million in cash and cash equivalents and $7.2 million in short-term investments. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months after the filing date of this Quarterly Report on Form 10-Q.

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

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three months ended
	March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Net cash (used in) provided by:
Net cash used in operating activities	$(6,103)	$(12,704)	$6,601
Net cash (used in) provided by investing activities	(7,375)	5,739	(13,114)
Net cash used in financing activities	(240)	(227)	(13)

Net decrease in cash and cash equivalents	$(13,718)	$(7,192)	$(6,526)

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

Net cash used in operating activities was $6.1 million and $12.7 million for the three months ended March 31, 2019 and 2018, respectively. The $6.6 million decrease in net cash used from operating activities was due to the $6.8 million decrease in our net losses, as discussed in “Results of Operations” above, a $0.5 million increase in noncash items and a $0.7 million decrease in the provision of cash from working capital.

The decrease in cash used in working capital changes resulted primarily from a $12.3 million decreased cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments, partially offset by a $10.6 million increased accounts receivable primarily due to increased sales in the first quarter of 2019 and a $0.8 million increased inventories due to increased production volume for our branded products, Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, in the first quarter of 2019. The increase in noncash items was principally due to a $0.2 million increase in amortization of patents and other intangible assets, a $0.1 million increase in depreciation and amortization of property and equipment and a $0.1 million increase in amortization of senior debt fees.

Cash (used in) provided by investing activities

Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash used by investing activities of $7.4 million for the three months ended March 31, 2019 was primarily due to a $7.2 million purchase of short-term investments and $0.2 million of capital expenditures principally for production equipment. Net cash provided by investing activities was $5.7 million for the three months ended March 31, 2018 primarily due to $17.0 million of sales and maturities of short-term investments, partially offset by the $11.0 million purchase of short-term investments and $0.3 million of capital expenditures.

Cash used in financing activities

Net cash used in financing activities of $0.2 million in the three months ended March 31, 2019 and net cash used in financing activities of $0.2 million in the three months ended March 31, 2018 were both for the principal payments under the sales-leasebacks.

Credit facilities

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

The $6.6 million of Convertible Notes were convertible into shares of our common stock at Deerfield’s option at any time up to the close of business on the date that is five days prior to the PIK Maturity Date. The per share conversion price was to be the greater of (A) 95% of the average of the volume weighted average prices per share of our common stock on the NASDAQ Global Market for the three-trading-day period immediately preceding such conversion, and (B) $7.00. On June 30, 2017, we filed a registration statement on form S-3 with the SEC registering 940,924 shares of our common stock that may be offered from time to time by Deerfield, the maximum number of shares of our common stock which would be issued upon conversion of the Convertible Notes assuming the lowest possible conversion price of $7.00 per share, and such registration was declared effective by the SEC on July 11, 2017. Deerfield cannot own more than 9.985% of our outstanding shares at any one time, and the aggregate conversion could not exceed 19.9% of our outstanding common stock as of June 1, 2017.

The principal amount of the Convertible Notes issued under the Amendment and all accrued and unpaid interest thereon was to become due and payable upon written notice from the Deerfield, and if either (a) we did not meet certain quarterly sales milestones specified in the Amendment or (b) we did not receive and publicly announce FDA approval of the new drug applications on or before the applicable PDUFA goal date as set forth on the schedules to Amendment. Per the Amendment, we will prepay all of the outstanding obligations under the Facility and the Convertible Notes upon the occurrence of a change in control or a sale of substantially all of our assets and liabilities. The Amendment increased the staggered prepayment fees for prepayments due upon a change of control or any other prepayment made or required to be made by us by 300 basis points from June 1, 2017 through the period ending prior to May 11, 2020 for the change in control prepayment fees and through the period ending prior to May 11, 2022 for any other prepayments, respectively (the “Prepayment Premiums”). Such Prepayment Premiums, as amended, ranged from 12.75% to 2%.

On October 26, 2017, Deerfield elected to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled.

On November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of an underwritten public offering of shares of our common stock to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2019.  Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the A&R Notes and certain other limitations, to convert principal under the A&R Notes into our common stock, subject to a floor of 95% of $10.00 per share.

Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of March 31, 2019, we were in compliance with the covenants under the Facility.

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

On March 18, 2019, we filed a shelf registration statement covering the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “Second Shelf”).  We simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by us of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the Second Shelf (the “Cantor Sales Agreement”).  The Second Shelf was declared effective by the SEC on May 1, 2019.

We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all. We expect to continue to incur operating losses for the foreseeable future as we seek to increase net sales and profitability of Adzenys XR-ODT, Cotempla XR-ODT andAdzenys ER and continue the development of our product candidates. There can be no assurance that we will ever attain sufficient levels of net sales of our commercial products to achieve profitability or that we will be successful in developing and attain regulatory approval of our development candidates.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our anticipated operating requirements for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q.

We have based our estimate of our future operating requirements on assumptions that may prove to be wrong, resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

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

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

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

Revenue recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services at a point in time. We make estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler fees, wholesaler chargebacks and estimated rebates) to be incurred on the selling price of the respective product sales, and recognize the estimated amount as revenue when it transfers control of the product to its customers (e.g., upon delivery). Variable consideration is determined using either an expected value or a most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint will require the use of significant management judgment and other market data. We provide for prompt payment discounts, wholesaler fees and wholesaler chargebacks based on customer contractual stipulations. We analyze recent product return history and other market data obtained from our third-party logistics providers (“3PLs”) to determine a reliable return rate. Additionally, we analyze historical savings offers and rebate payments based on patient prescriptions dispensed for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER and information obtained from third party providers to determine these respective variable considerations.

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

We recognize total gross product sales less gross to net sales adjustment as revenue based on shipments from 3PLs to the Company’s wholesaler customers.

Savings offers for branded products

We offer savings programs for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. The Company records the amount of redeemed savings offers based on information from third-party providers against the estimated discount recorded as accrued expenses. The estimated discount is recorded as a gross to net sales adjustment at the time revenue is recognized.

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

We analyzed recent branded product return history and other market data obtained from the Company’s 3PLs as well as data available from sales of our branded products to determine a reliable return rate for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Generic Tussionex product returns were estimated based upon return data available from sales of our generic Tussionex product over the past three years.

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following tables reflect summaries of our estimates of future material contractual obligations as of March 31, 2019. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter
	(In thousands)
Deerfield senior secured facility	$66,424	$13,616	$36,675	$16,133	$—
Capital leases for equipment	1,782	1,274	493	15	—
Earnout liability	37	—	—	—	37
Texas facility operating lease	5,944	968	2,023	2,123	830
Pennsylvania office space lease	322	153	169	—	—
Equipment operating leases	178	65	113	—	—
	$74,687	$16,076	$39,473	$18,271	$867

We had borrowed $60.0 million under the Deerfield Facility. On November 5, 2018, we amended the facility and prepaid $7.5 million otherwise due in May 2019, and currently have a balance of $52.5 million of senior secured credit as of March 31, 2019. The payments above are inclusive of related interest amounts as of March 31, 2019.

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

Due to the uncertainty of the amount and timing of the royalty payments for Adzenys XR-ODT and Adzenys ER, we have not presented such amounts in the table above. The license fees are paid and recorded as an intangible asset and amortized over the term of the license. The royalties are being recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of March 31, 2019, we had cash and cash equivalents of $32.8 million and short-term investments of $7.2 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents and short-term investments portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

PART II—OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. We may file infringement claims against third parties for the infringement of our patents, such as the lawsuits against Actavis Laboratories FL, Inc. (“Actavis”) and Teva Pharmaceuticals USA, Inc. (“Teva”) discussed below. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

On October 17, 2017, we entered into the Actavis Agreement with Actavis, which resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA. Under the Actavis Agreement, we granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

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

On December 21, 2018, we entered into the Teva Agreement with Teva, which resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva’s ANDA. Under the Teva Agreement, we granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

On March 7, 2018 and April 18, 2019, we received citations advising us that the County of Harris Texas (“Harris County”) and the County of Walker Texas (“Walker County”) filed lawsuits on December 13, 2017 and January 11, 2019, respectively, against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through these lawsuits, each of Harris County and Walker County seek to recoup as damages some of the expenses they allegedly have incurred to combat opioid use and addiction. Each of Harris County and Walker County also seeks punitive damages, disgorgement of profits and attorneys’ fees. While we believe that these lawsuits are without merit and intend to vigorously defend against them, we are not able to predict at this time whether this proceeding will have a material impact on our results of operations.

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

RISKS RELATED TO COMMERCIALIZATION

We are heavily dependent on the commercial success of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. We have not generated substantial revenues from the sales of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, any sales revenues from any of our product candidates, if approved, and we may never achieve or maintain profitability.

Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and, if approved, any other product candidates that we may develop. We have limited commercial experience, having only generated revenues from the sale of our generic Tussionex since we acquired it in 2014, Adzenys XR-ODT, which we commenced commercializing in May 2016, and Cotempla XR-ODT, which we commenced commercializing in September 2017. None of our marketed products have thus far generated product sales revenues at levels sufficient for us to attain profitability. We launched Adzenys ER in February 2018, and as a result have generated minimal sales revenue for this product to date. We have not generated any revenues from product sales of any other product candidates and, to date, have incurred significant operating losses.

Our ability to generate product revenues is dependent on our ability to successfully commercialize Adzenys XR-ODT, our amphetamine extended-release orally disintegrating tablet (“XR-ODT”), Cotempla XR-ODT, our methylphenidate XR-ODT, and Adzenys ER, our amphetamine XR oral suspension, for the treatment of attention deficit hyperactivity disorder, or ADHD, and any other product candidates that we may identify and develop or for which we may obtain approval. Our ability to successfully commercialize our products and product candidates depends on, among other things, our ability to:

•                  manufacture commercial quantities of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and, if approved, any other product candidates that we may develop at acceptable cost levels; and

•                  successfully establish and/or maintain sales and marketing capabilities to commercialize Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and, if approved, any other product candidates that we may develop.

We have incurred, and anticipate continuing to incur, significant costs associated with commercialization of our approved products and, if approved, any other product candidates that we may develop. It is possible that we will never attain sufficient product sales revenues to achieve profitability.

If our sales and marketing efforts for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER are not successful, and if we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market, distribute and sell our other product candidates, if approved, we may be unable to generate significant revenue.

We have only recently established internal and external capabilities for the sale, marketing and distribution of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and there is no guarantee that we will be successful in the commercialization of our products. We currently have a limited sales history for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Additionally, in the future, we may need to expand or build additional sales, marketing and distribution capabilities for our products. Although we have established a focused, specialty sales and marketing organization of approximately 75 representatives to promote our approved products in the United States, these commercialization capabilities have only been recently established, and we may need to significantly expand our sales force if we decide to undertake additional commercialization activities on our own, which will be costly and time-consuming. We cannot be certain that we will reap the benefits of our commercialization efforts of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER compared to the cost of such efforts. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex, and, before the commercial launch of Adzenys XR-ODT, we had no prior experience, as a company, in marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to successfully hire, retain and incentivize qualified individuals, generate sufficient and appropriate customer targets, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failures associated with the operation or expansion of our internal and external sales, marketing and distribution capabilities could adversely impact the commercialization of these products.

In addition, while we realigned our commercial operations in November 2018 to deploy our resources to what we believe are the most appropriate regions and physician targets, there can be no assurances that we will realize the intended benefits of this realignment or that our strategy will improve our operating results. The realignment of our commercialization organization resulted in approximately $1.0 million of severance and employee related costs. In addition, this realignment resulted in a reduction of the size of our salesforce, which may result in fewer prescriptions written for our marketed products.

We also may enter into strategic partnerships with third parties to commercialize Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and our other product candidates, if approved, outside of the United States and intend to also enter into strategic partnerships with third parties for certain aspects of our commercialization efforts within the United States. We may have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Even though we have established an internal marketing and sales team, we may be unable to compete successfully against these more established companies.

Our business is subject to extensive regulatory requirements, and our approved products and any product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

Even after a product is approved, we remain subject to ongoing FDA, and other regulatory requirements governing, among other things, the production, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. The holder of an approved new drug application (“NDA”) is obligated to monitor and report adverse events, or AEs, and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. In addition, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval.

For example, a product’s approval may contain requirements for potentially costly post-approval trials and surveillance to monitor the safety and efficacy of the product or the imposition of a Risk Evaluation and Mitigation Strategy, or REMS, program.

Prescription drug advertising, marketing and promotion are subject to federal, state and foreign regulations that include requirements for direct-to-consumer advertising and promotional activities involving the Internet and social media. In the United States, prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure they are marketed only for their approved indications and in accordance with the provisions of the approved label. Any promotion for uses or in patient populations not described in the approved labeling, known as “off-label” promotion, is impermissible and could subject us to enforcement actions and significant penalties for off-label marketing. The FDA has also provided guidance on industry-sponsored scientific and educational activities to ensure such activities are not promotional.

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

The facilities used by us to manufacture our products and any product candidates that we may develop are subject to inspections, including pre-approval inspections following our submission of any NDAs to the FDA for any product candidates that we may develop. For example, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA has conducted additional inspections in 2017 and 2018 that have not resulted in Form FDA 483s.

If we cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, we will not be able to secure and/or maintain regulatory approval for our product candidates. If the FDA finds deficiencies at our manufacturing facility and does not approve our NDA for any of our future product candidates or if it withdraws any such approval in the future for our products, our ability to develop or market any of our products or any product candidates that we may develop will be significantly impacted.

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

To date, we have expended significant time, resources, and effort on the development of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and a substantial majority of our resources are now focused on the commercialization of these products in the United States. Accordingly, our ability to generate significant product revenue and ultimately to attain profitability will depend almost entirely on our ability to successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER.

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

•                  establish and/or build and maintain a wide variety of internal and external sales, distribution and marketing capabilities sufficient to support commercial sales of our products;

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

•                  maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements; and

•                  manage our spending related to our commercialization efforts.

There are no guarantees that we will be successful in completing these tasks. Successful commercialization will also depend on whether we can adequately protect against and effectively respond to any claims by holders of patents and other intellectual property rights that our products infringe their rights, whether any unanticipated adverse effects or unfavorable publicity develops in respect of our products, as well as the emergence of new or existing products as competition, which may be proven to be more clinically effective and cost-effective. If we are unable to successfully complete these tasks, we may not be able to continue to commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, in which case we may be unable to generate sufficient revenues to sustain and grow our business.

In addition, we will need to continue investing substantial financial and management resources to maintain and optimize our commercial infrastructure and to recruit, retain, and train qualified marketing, sales and other personnel to support the ongoing commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. In addition, we have certain internal revenue expectations with respect to the sale of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. If we cannot successfully commercialize and achieve those revenue expectations with respect to Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, our anticipated revenues and liquidity will be materially adversely impacted.

Moreover, even if we are able to successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, their continued commercial success may be largely dependent on the capability of our third-party collaborators. Such third-party collaborators may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. In addition, if any of our manufacturing or collaboration partners fail to effectively perform under our arrangements for any reason, we may not be able to find a suitable replacement partner on a timely basis, on acceptable terms, or at all.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We face significant existing competition in the United States and, if approved, would face significant competition in markets outside the United States, from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, amphetamine XR is currently marketed in the United States by Takeda, following its acquisition of Shire, under the brand names Adderall XR, Vyvanse and Mydayis and by Tris Pharmaceuticals, or Tris, under the brand name Quillivant XR, a reconstituted oral suspension, QuilliChew ER, a chewable formulation and Dyanavel XR, an oral suspension, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, by Rhodes Pharmaceuticals under the brand name Aptensio XR, a capsule, by Osomotica Pharmaceuticals under the name Methylphenidate HCl ER 72 mg Tablet and by Novartis under the brand names Focalin XR and Ritalin LA. On August 9, 2018, Ironshore Pharmaceuticals announced the FDA approval for its ADHD product Jornay PM, a delayed-release and extended-release formulation of methylphenidate, which it expects to commercially launch in the first half of 2019. Also, on March 1, 2019, Adlon Therapeutics L.P., a subsidiary of Purdue Pharma L.P., announced that the FDA approved Adhansia XR, its methylphenidate extended release capsule for the treatment of ADHD. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Sunovion, Supernus, KemPharm and Neurovance.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug delivery technologies that are more effective or less costly than our XR-ODT or XR oral suspension, or any product candidate that we are currently developing or that we may develop. In addition, our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our products, or the nonclinical studies or clinical trials that support their approval, contain deficiencies or that new regulatory requirements be placed on the product candidate or drug class of the product candidate. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

We believe that our ability to successfully compete will depend on, among other things:

•                  the ability to commercialize and market any of our products and product candidates that receive regulatory approval;

•                  the price paid by customers for our products and product candidates that receive regulatory approval, including in comparison to branded or generic competitors;

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

On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the “Actavis Agreement”) with Actavis. This Actavis Agreement resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA.  Under the Actavis Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

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

On December 21, 2018, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the “Teva Agreement”) with Teva. This Teva Agreement resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva’s ANDA.  Under the Teva Agreement, we have granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

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

We must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to applicable parts of the FDA’s Good Laboratory Practices, or GLP, and cGMP requirements enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure to comply with cGMP requirements or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. For example, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11, 2017 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA conducted a Post-Marketing Adverse Drug Experience Reporting Inspection from June 25, 2018 through June 27, 2018. The FDA did not have any findings and did not issue a Form FDA 483. The FDA conducted a complete Six Systems cGMP inspection of our Grand Prairie, Texas facility from September 4, 2018 through September 7, 2018 and did not issue any Form FDA 483s. The FDA has conducted additional inspections in 2017 and 2018 that have not resulted in Form FDA 483s. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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

For our approved products, we must comply with the requirements of the Drug Supply Chain Security Act (the “DSCSA”), which outlines critical steps to build an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.

For our approved drugs, we must comply with the requirements of the DSCSA, including those related to product tracing, verification, and authorized trading partners. Signed into law on November 27, 2013, the DSCSA amended the FSCA and is being implemented over a ten-year period. The law’s requirements include the ability to quarantine and promptly investigate suspect product, such as potentially counterfeit, diverted or stolen product, to determine if it is illegitimate, and notify our trading partners and the FDA of any illegitimate product.  As required by the DSCSA, we now place on each prescription drug package a unique product identifier consisting of the National Drug Code, serial number, lot number and expiration date, in the form of a 2-dimensional data matrix barcode that can be easily read electronically.  If at any point our drug products fail to bear this unique product identifier, they would be misbranded under the FDCA, our drug products may not be accepted into the supply chain, and we may be subject to an enforcement action.  In addition, the DSCSA imposes additional requirements on manufacturers and others in the supply chain that must be implemented by certain dates over the next several years.  We are working to meet these new requirements in the time frames required.  If we are unsuccessful in these efforts, we may be subject to enforcement, including the removal of our approved product from the market.

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

Any changes to our manufacturing process would involve substantial cost and could result in a delay in our desired clinical and commercial timelines. We are also reliant on a limited number of suppliers for resin, drug compounds, coating and other component substances of our final product candidates and products. If any of these single-source suppliers were to breach or terminate its supply agreement, if any, with us or otherwise not supply us, we would need to identify an alternative source for the supply of component substances for our product candidates and products. Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or products could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our approved products or product candidates or a decrease in sales of our approved products, which could harm our financial position and commercial potential for our product candidates and products. Any alternative vendor would also need to be qualified through an NDA supplement, which could result in further delay, including delays related to additional clinical trials. The FDA, DEA, or other regulatory agencies outside of the United States may also require additional studies if we enter into agreements with new suppliers for the manufacture of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and our generic Tussionex that differ from the suppliers used for clinical development of such product candidates.

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

Manufacturers of pharmaceutical products need to comply with cGMP requirements enforced by the FDA through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such products or product candidate or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical development, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our products or product candidates. In connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA conducted a Post-Marketing Adverse Drug Experience Reporting Inspection from June 25, 2018 through June 27, 2018. The FDA did not have any findings and did not issue a Form FDA 483. The FDA conducted a complete Six Systems cGMP inspection of our Grand Prairie, Texas facility from September 4, 2018 through September 7, 2018 and did not issue any Form FDA 483s.  The FDA has conducted additional inspections in 2017 and 2018 that have not resulted in FDA Form 483s.

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

Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, a former officer of ours who was, at the time, PharmaFab’s president, and Russ McMahen, our Senior Vice President of Scientific Affairs, who held a similar position at the time with PharmaFab, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation (“DESI”), drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab’s place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered. Although we have concluded the annual audit program prescribed by the Consent Decree entered into by our predecessor, our facilities may be inspected by the FDA at any time as a result of the Consent Decree. Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA’s Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree and the FDA closed the matter. On June 20, 2018, we wrote to the Department of Justice and the FDA and explained we wished to move the court for relief from the Consent Decree, and asked the FDA to recognize the appropriateness of this request and not oppose the motion. Although we may apply for relief from the Consent Decree, there is no guarantee that such relief will be granted or that we will be in compliance with the requirements of the Consent Decree.

If we are unable to produce the required commercial quantities of our approved products to meet market demand for such products on a timely basis or at all, or if we fail to comply with applicable laws for the manufacturing of Adzenys XR-ODT, Cotempla XR-ODT or Adzenys ER, we will suffer damage to our reputation and commercial prospects and we will be unable to generate potential revenues.

If we are unable to support demand for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER and any future product candidates, including ensuring that we have adequate capacity to meet any future increase in demand, or we are unable to successfully manage the evolution of our drug delivery technology platform, our business could suffer.

If sales of our approved products grow, we will need to continue to increase our workflow capacity for customer service, improve our billing and general process, expand our internal quality assurance program and extend our platform to support product production at a larger scale within expected turnaround times. We may need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Portions of our process are not automated and will require additional personnel to scale. We may also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our facilities to accommodate such required expansion.

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

All of our manufacturing capabilities are housed in our sole manufacturing facility located in Grand Prairie, Texas. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, tornado, power loss, communications failure or terrorism, any of which may render it difficult or impossible for us to operate our drug delivery technology platform and manufacture our product candidates or products for some period of time. While we seek to maintain finished goods inventory of our products outside of this facility, it is unlikely that the level of such inventory would be sufficient if we were to sustain anything other than a short-term disruption in our ability to manufacture our products and product candidates at our Grand Prairie, Texas facility.  The inability to manufacture our products and product candidates if our facility or our equipment is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to manufacture our products and product candidates could become damaged and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility or repair or replace our equipment or license or transfer our proprietary technology to a third-party, particularly in light of the requirements for a DEA-registered manufacturing and storage facility like ours. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA, DEA and/or equivalent foreign regulatory authority approval, and would be very time consuming. Even in the unlikely event we are able to find a third party with such qualifications to enable us to manufacture our products or product candidates, we may be unable to negotiate commercially reasonable terms.

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

If other forms of our product candidates are approved and successfully commercialized by other third parties, especially if approved before we can successfully commercialize our products and product candidates, our business would be materially harmed.

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

Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

CMS may also develop new payment and delivery models, such as bundled payment models. CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs and, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” as well as add a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business.

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

Inadequate funding for the FDA and other government agencies could prevent our new products, services and product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. Any government shutdown or other disruption of normal activities at these regulatory agencies, such as the FDA, could lead to a delay or stop in critical activities.  If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

On January 31, 2019, the Department of Health and Human Services (HHS) and HHS Office of Inspector General (OIG) proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers (“PBMs”) in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for “discounts” from Anti-Kickback enforcement action, and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients, and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.

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

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. We face a risk of product liability exposure related to the testing of our product candidates in clinical trials and face even greater risks related to the commercialization of our products and upon any commercialization by us of our future products and, if approved, our product candidates, such as claims related to opioid abuse. For example, on March 7, 2018, we received a citation advising us that the County of Harris Texas filed a lawsuit on December 13, 2017 against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. On April 18, 2019, we received a citation advising us that the County of Walker Texas filed a lawsuit on January 11, 2019 against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products.

Our product liability insurance coverage may not be adequate to cover any and all liabilities that we may incur.

We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover any and all liabilities that we may incur. Insurance coverage is increasingly expensive and difficult to obtain. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business. In addition, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products. For example, we have experienced increasing difficulty in procuring insurance coverage for our products, in particular, our opioid-based product, due to their status as controlled substances.

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

Premarket review of our product candidates by the FDA or other regulatory authorities is a lengthy and uncertain process and approval may be delayed, limited or denied, any of which would adversely affect our ability to generate future operating revenues.

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

Notwithstanding the approval of many products by the FDA pursuant to 505(b)(2) over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of 505(b)(2). If the FDA changes its interpretation of 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any 505(b)(2) application that we submit. Any failure to obtain regulatory approval of our product candidates would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

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

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (“USPTO”). The FDA typically conducts a review of proposed product names, including an evaluation of whether proposed names may be confused with other product names. In addition, the FDA may object to any product name we submit if it believes the name inappropriately implies medical claims.

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

RISKS RELATED TO OUR BUSINESS AND FINANCIAL POSITION

We have incurred significant operating losses since our inception and may never achieve or maintain profitability.

We have incurred significant net losses of $7.6 million for the three months ended March 31, 2019, and $51.7 million for the year ended December 31, 2018. As of March 31, 2019 and December 31, 2018, we had accumulated deficits of $324.6 million and $317.0 million, respectively. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements.  Our company has limited operating history commercializing branded products, and Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER will require substantial investment in the future as we seek to grow net sales from these products and achieve profitability.  In addition, our product candidates will require substantial additional investment in the future.  Despite this investment, we may never secure regulatory approvals or, even if approved, generate product sales from these product candidates.  In the near term, we expect to continue to incur substantial operating expenses in connection with the manufacturing and commercialization of our products, the development of our product candidates and the operation of our business.  Because of the numerous risks and uncertainties associated with our commercial products and the development of our product candidates, we are unable to accurately predict the timing or amount of our revenues and expenses, whether we will have sufficient funding available to us, or when, if ever, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our common stock, would necessitate our need to obtain additional funding for us to continue operations, and could impair our ability to raise capital, expand our business, continue our development efforts, or diversify our product offerings, among other things. A decline in the value of our company also could cause you to lose all or part of your investment.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing future potential product candidates, conducting clinical trials, establishing raw material supplier relationships and manufacturing, selling and marketing drugs are expensive and uncertain processes. Although we believe our cash, cash equivalents and marketable securities and anticipated future product revenues will be sufficient to allow us to fund the commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, we may need to obtain additional capital through equity offerings, debt financing, payments under new or existing licensing and research and development collaboration agreements, or any combination thereof, in order to become cash flow positive and to develop and commercialize additional product candidates. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•                  the expenses associated with our sales, marketing, distribution and commercial manufacturing efforts for Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and any other potential product candidates;

•                  our ability to successfully commercialize Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and to continue to increase the level of sales in the marketplace;

•                  the rate of progress and cost of our trials and other product development programs for our other product candidates;

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

In order to raise additional funds to support our operations, we may sell additional equity or incur additional debt, which could adversely impact our stockholders, as well as our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to repay our existing and future indebtedness at the time any such repayment is required (causing a default under such indebtedness), which could have a material adverse effect on our business, financial condition and results of operations.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

On May 11, 2016, we entered into a senior secured credit facility with Deerfield as lender of which $52.5 million of senior secured credit is outstanding as of March 31, 2019.  Under our agreement, we are required to make payments of $7.5 million in principal on the debt in May 2019, $15.0 million in each of May 2020 and May 2021, and a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly at a rate of 12.95% per year. All obligations under our credit facility are secured by substantially all of our existing property and assets subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of March 31, 2019 and December 31, 2018, we had accumulated deficit of $324.6 million and $317.0 million, respectively. Although we have strategies and plans to achieve profitability through revenue growth, we expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to market our approved products and continue to develop and seek marketing approval for our product candidates.

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

We expect our operating results to be subject to quarterly and annual fluctuations. Based on the historical data from our currently marketed products, we expect that any revenues we generate will fluctuate from quarter to quarter and year to year as a result of the timing of our commercialization efforts and seasonal trends with respect to ADHD diagnosis and use of medicinal products in the management of this disorder. Our net loss and other operating results will be affected by numerous factors, including:

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

We are highly dependent on the principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our executive officers are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical trials or to receive regulatory approval for our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.

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

We rely on third parties to perform many essential services for our commercial products, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize Adzenys XR-ODT, Cotempla XR-ODT or Adzenys ER will be significantly impacted and we may be subject to regulatory sanctions.

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management and cash collection. We would substantially rely on these third-party providers to perform services for us. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand may be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient or if they fail to comply with various requirements, we could be subject to regulatory sanctions.

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

On October 17, 2017, we entered into the Actavis Agreement with Actavis. This Actavis Agreement resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA.  Under the Actavis Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

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

On December 21, 2018, we entered into the Teva Agreement with Teva. This Teva Agreement resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva’s ANDA.  Under the Teva Agreement, we have granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

There can be no assurance that the Actavis Agreement or Teva Agreement will be approved by such agencies. In addition, there can be no assurance that we would not face future litigation regarding Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER or any future product candidates.

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

Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our products and product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner once our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our NDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our NDA will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit. For example, when we initially submitted our Adzenys XR-ODT NDA in December 2012 and in response to our Paragraph IV certification, Shire initiated a lawsuit against us claiming patent infringement against certain of Shire’s patents. We settled with Shire in July 2014. As part of our settlement, among other things, we stipulated that the commercial manufacture, use, selling, offering for sale or importing of Adzenys XR-ODT would infringe on certain Shire patents and that such patent claims are valid and enforceable with respect to our Adzenys XR-ODT NDA, but that such stipulations do not preclude us from filing new regulatory applications containing a Paragraph IV certification citing such patents. We also entered into a non-exclusive License Agreement (the “2014 License Agreement”) with Shire for certain of Shire’s patents with respect to our Adzenys XR-ODT NDA. Under the terms of the 2014 License Agreement, upon obtaining FDA approval of our Adzenys XR-ODT NDA, we were required to pay a lump-sum, non-refundable license fee no later than thirty days after receiving such approval and are required to pay a single-digit royalty on net sales of Adzenys XR-ODT during the life of Shire’s patents. In addition, on January 26, 2017, we sent a letter to Shire, notifying Shire that we have made a Paragraph IV certification to the FDA that in our opinion and to the best of our knowledge, the patents owned by Shire that purportedly cover our Adzenys ER are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Adzenys ER. On March 6, 2017, we entered into a License Agreement (the “2017 License Agreement”) with Shire, pursuant to which Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to Adzenys ER. Under the terms of the 2017 License Agreement, we were required to pay a lump sum, non-refundable license fee no later than thirty days after receiving regulatory approval and are required to pay a single digit royalty on net sales of the Adzenys ER during the life of the relevant Shire patents. Additionally, each of the 2014 License Agreement and 2017 License Agreement contains a covenant from Shire not to file a patent infringement suit against us alleging that Adzenys XR-ODT or Adzenys ER, respectively, infringes the Shire patents.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $15.00 per share, our stock price has ranged from $1.40 to $28.99, through May 6, 2019. Our stock price could be subject to wide fluctuations in the future in response to a variety of factors, including the following:

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

As of March 31, 2019, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 31% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the SOX Act and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2020, (b) in which we have total annual gross revenue of at least $1.07 billion (as inflation-adjusted by the SEC from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

10.1+	Third Amendment to Facility Agreement dated as of March 26, 2019 by and among the Registrant, Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P.

10.2+#	Employment Agreement dated March 18, 2019, by and between the Registrant and John Limongelli

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

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

+      Filed herewith

#                      Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neos Therapeutics, Inc.

Date:	May 10, 2019	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)