Form 10-Q
period 2019-06-30
Neos Therapeutics, Inc.
filed 2019-08-09
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2019: 49,730,275 shares.

NEOS THERAPEUTICS, INC.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our anticipated cash needs and our estimates regarding our anticipated expenses, capital requirements and our needs for additional financings;

•	our ability to successfully commercialize Adzenys XR-ODT®, Cotempla XR-ODT® and Adzenys ER® or develop and commercialize any other future product or product candidate;

•

our ability to maintain our license for NT0502, to successfully complete clinical development of this molecule, to file for and obtain regulatory approval of NT0502 and to otherwise realize the intended benefits of this license;

•	our debt facility agreement, as amended, with Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. and our ability to satisfy the repayment obligations thereunder;

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

•

our entry into the settlement and licensing agreement with Actavis Laboratories FL, Inc. (“Actavis”), the effect of our agreement with Actavis on its Abbreviated New Drug Application (“ANDA”) and with the FDA for a generic version of Adzenys XR-ODT, and the expected timing of the marketing of Actavis’s generic version of Adzenys XR-ODT under the ANDA;

•

our entry into the settlement and licensing agreement with Teva Pharmaceuticals USA, Inc. (“Teva”), the effect of our agreement with Teva on its ANDA and with the FDA for a generic version of Cotempla XR-ODT, and the expected timing of the marketing of Teva’s generic version of Cotempla XR-ODT under the ANDA;

•	our product research and development activities, including the timing and progress of our ongoing and planned clinical trials, and projected expenditures;

•	issuance of patents to us by the U.S. Patent and Trademark Office and other governmental patent agencies;

•	our ability to achieve profitability;

•	our staffing needs; and

•	the additional risks, uncertainties and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$25,757	$46,478
Short-term investments	4,494	—
Accounts receivable, net of allowances for chargebacks and cash discounts of $2,509 and $1,865, respectively	20,144	27,801
Inventories	12,374	10,367
Other current assets	1,811	4,032
Total current assets	64,580	88,678

Property and equipment, net	7,636	7,914
Operating lease right-of-use assets	3,274	—
Intangible assets, net	13,619	14,616
Other assets	149	149
Total assets	$89,258	$111,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$6,556	$12,730
Accrued expenses	33,684	35,818
Current portion of operating lease liabilities	606	—
Current portion of long-term debt	16,372	8,557
Total current liabilities	57,218	57,105

Long-Term Liabilities:
Long-term debt, net of current portion	28,489	43,217
Operating lease liabilities	3,608	—
Derivative liability	1,373	2,017
Deferred rent	—	989
Other long-term liabilities	182	184
Total long-term liabilities	33,652	46,407

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2019 and December 31, 2018 ; 49,764,076 and 49,730,275 shares issued and outstanding, respectively, at June 30, 2019; 49,710,104 and 49,676,303 shares issued and outstanding, respectively, at December 31, 2018	50	50
Treasury stock, at cost, 33,801 shares at June 30, 2019 and December 31, 2018	(352)	(352)
Additional paid-in capital	327,035	325,130
Accumulated deficit	(328,346)	(316,983)
Accumulated other comprehensive income	1	—
Total stockholders' equity (deficit)	(1,612)	7,845
Total liabilities and stockholders' equity	$89,258	$111,357

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Net product sales	$15,643	$11,363	$30,277	$22,092

Cost of goods sold	5,099	6,987	11,495	12,208
Gross profit	10,544	4,376	18,782	9,884

Research and development expenses	2,009	2,381	5,206	4,072
Selling and marketing expenses	7,269	11,557	14,338	24,547
General and administrative expenses	3,712	3,705	7,505	7,051

Loss from operations	(2,446)	(13,267)	(8,267)	(25,786)

Interest expense	(1,987)	(2,232)	(4,102)	(4,452)
Other income, net	670	292	1,006	595

Net loss	$(3,763)	$(15,207)	$(11,363)	$(29,643)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	49,727,718	29,008,909	49,715,707	29,002,966

Net loss per share of common stock, basic and diluted	$(0.08)	$(0.52)	$(0.23)	$(1.02)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(3,763)	$(15,207)	$(11,363)	$(29,643)
Other comprehensive income:
Net unrealized gain on short-term investments	2	4	1	7

Total other comprehensive income	$2	$4	$1	$7

Comprehensive loss	$(3,761)	$(15,203)	$(11,362)	$(29,636)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares)

(unaudited)

	Three Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
	(In $ thousands, except share data)
Preferred Stock
Balance as of the beginning of the period	—	$—	—	$—
Balance as of the end of the period	—	—	—	—
Common Stock
Balance as of the beginning of the period	49,756,317	50	29,030,757	29
Issuance of common stock upon RSU conversion	7,759	—	17,832	—
Balance as of the end of the period	49,764,076	50	29,048,589	29
Treasury Stock
Balance as of the beginning of the period	(33,801)	(352)	(33,801)	(352)
Balance as of the end of the period	(33,801)	(352)	(33,801)	(352)
Additional Paid-In Capital
Balance as of the beginning of the period		326,014		275,551
Payroll tax withheld for RSU releases		(1)		—
Share-based compensation expense		1,022		1,086
Balance as of the end of the period		327,035		276,637
Retained Earnings
Balance as of the beginning of the period		(324,583)		(279,744)
Net loss		(3,763)		(15,207)
Balance as of the end of the period		(328,346)		(294,951)
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(1)		(3)
Net unrealized gain on investments		2		4
Balance as of the end of the period		1		1
Total stockholders' deficit		$(1,612)		$(18,636)

	Six Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
	(In $ thousands, except share data)
Preferred Stock
Balance as of the beginning of the period	—	$—	—	$—
Balance as of the end of the period	—	—	—	—
Common Stock
Balance as of the beginning of the period	49,710,104	50	29,030,757	29
Issuance of common stock upon RSU conversion	18,765	—	17,832	—
Shares issued for exercise of stock options	35,207	—	—	—
Balance as of the end of the period	49,764,076	50	29,048,589	29
Treasury Stock
Balance as of the beginning of the period	(33,801)	(352)	(33,801)	(352)
Balance as of the end of the period	(33,801)	(352)	(33,801)	(352)
Additional Paid-In Capital
Balance as of the beginning of the period		325,130		274,584
Shares issued for exercise of stock options		11		—
Payroll tax withheld for RSU releases		(2)		—
Share-based compensation expense		1,896		2,053
Balance as of the end of the period		327,035		276,637
Retained Earnings
Balance as of the beginning of the period		(316,983)		(265,308)
Net loss		(11,363)		(29,643)
Balance as of the end of the period		(328,346)		(294,951)
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		—		(6)
Net unrealized gain on investments		1		7
Balance as of the end of the period		1		1
Total stockholders' deficit		$(1,612)		$(18,636)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(11,363)	$(29,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,896	2,053
Depreciation and amortization of property and equipment	1,049	850
Amortization of patents and other intangible assets	1,052	869
Changes in fair value of earnout, derivative and warrant liabilities	(644)	(349)
Amortization of senior debt discounts	696	427
Amortization of short-term investment purchase discounts	(58)	(106)
(Gain) loss on sale of equipment	(2)	1
Other adjustments	—	(47)
Changes in operating assets and liabilities:
Accounts receivable	7,657	(4,306)
Inventories	(2,007)	(981)
Other assets	2,221	2,251
Accounts payable	(6,174)	(5,400)
Accrued expenses	(2,134)	13,184
Operating lease liabilities	(49)	—

Net cash used in operating activities	(7,860)	(21,197)

Cash Flows From Investing Activities:
Purchases of short-term investments	(7,193)	(17,904)
Sales and maturities of short-term investments	2,758	26,743
Capital expenditures	(365)	(814)
Intangible asset expenditures	(55)	(28)

Net cash (used in) provided by investing activities	(4,855)	7,997

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	11	—
Payments made on borrowings	(8,015)	(451)
Payment of payroll taxes withheld for releases of restricted stock units	(2)	—

Net cash used in financing activities	(8,006)	(451)

Decrease in cash and cash equivalents	(20,721)	(13,651)

Cash and Cash Equivalents:
Beginning	46,478	31,969
Ending	$25,757	$18,318

Supplemental Disclosure of Noncash Transactions:
Acquired equipment under finance lease	406	105
Finance lease liability from purchase of equipment	$406	$105
Supplemental Cash Flow Information:
Interest paid	$3,510	$4,116

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and nature of operations

Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the “Company”) is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release (“XR”) pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet (“ODT”) and oral suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including three products approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of attention deficit hyperactivity disorder (“ADHD”). Adzenys XR-ODT was approved by the FDA in January 2016 and launched commercially in May 2016. The Company received approval from the FDA for Cotempla XR-ODT, its methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, in June 2017, and launched commercially in September 2017. Also, the Company received approval from the FDA for Adzenys ER oral suspension (“Adzenys ER”) in September 2017 and launched this product in February 2018. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release oral suspension for the treatment of cough and upper respiratory symptoms of a cold. In addition to its marketed products, the Company is developing NT0502, its product candidate for the treatment of sialorrhea and NT-0400, its XR-ODT product candidate for nausea and vomiting.

Note 2. Summary of significant accounting policies

Basis of presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included.  Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2018 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K filed with the SEC on March 18, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018.

Principles of consolidation: At June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Liquidity:  During 2018 and the three and six months ended June 30, 2019, the Company incurred operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from its currently marketed pharmaceutical products. The Company does not anticipate it will be profitable until such time as revenues from Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER increase substantially over current levels.  In November 2018, the Company completed an offering of its common stock and restructured its outstanding debt, which reduced and possibly could delay the amount of principal payable in cash. Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Report on Form 10-Q.

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

Disaggregation of revenue

The following table disaggregates the Company’s net product sales by product:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Adzenys XR-ODT	$7,241	$6,516	$13,898	$11,508
Cotempla XR-ODT	6,513	4,342	12,286	7,989
Adzenys ER	146	(28)	331	175
Generic Tussionex	1,743	533	3,762	2,420
	$15,643	$11,363	$30,277	$22,092

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

Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amount of returns, claims for rebates and chargebacks may be different from the estimates, at which time reserves would be adjusted accordingly. Wholesale distribution fees and the allowance for prompt pay discounts are recorded at the time of shipment and such fees and allowances are recorded in the same period that the related revenue is recognized.

Research and development costs:  Research and development costs are charged to operations when incurred and include salaries and benefits, facilities costs, overhead costs, raw materials, laboratory and clinical supplies, clinical trial costs, contract services, fees paid to regulatory authorities for review and approval of the Company’s product candidates and other related costs.

Advertising costs: Advertising costs are comprised of print and electronic media placements that are expensed as incurred. There were no advertising costs recognized during the three and six months ended June 30, 2019. The Company recognized advertising costs of $0.2 million and $0.4 million during the three and six months ended June 30, 2018, respectively.

Share-based compensation: Share-based compensation awards, including grants of stock options, restricted stock, restricted stock units (“RSUs”) and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to stock-based awards is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of the Company’s stock-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of June 30, 2019 and December 31, 2018, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOLs) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at June 30, 2019 and December 31, 2018, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Recent accounting pronouncements: In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The standard is effective for public entities for the fiscal years ending after December 15, 2020, with early adoption permitted for the removed disclosures and delayed adoption permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a write-down. The standard is effective for public entities for the fiscal years ending after December 15, 2020, with early adoption permitted through a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement -Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA, and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for entities for fiscal years beginning after December 15, 2018 with early adoption permitted, and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the TCJA is recognized. This standard became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (the “New Lease Standard”). The New Lease Standard supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases (“Prior GAAP”), resulting in the creation of FASB ASC Topic 842, Leases. Under the new guidance, lessees are required to recognize in the statement of financial position the following for all finance and operating leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

4)the bifurcation of lease and non-lease components practical expedient, which does not require the Company to bifurcate lease and non-lease components for all classes of assets.

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

The following potentially dilutive securities outstanding as of June 30, 2019 and 2018 were excluded from consideration in the computation of diluted net loss per share of common stock for the three and six months ended June 30, 2019 and 2018, respectively, because including them would have been anti-dilutive:

	June 30,
	2019	2018
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Stock options outstanding	4,528,342	3,576,062
RSUs outstanding	55,626	159,064

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$25,007	$750	$—	$25,757
Short-term investments	—	4,494	—	4,494
Total financial assets	$25,007	$5,244	$—	$30,251

Earnout liability	$—	$—	$37	$37
Derivative liability (see Note 8)	—	—	1,373	1,373
Total financial liabilities	$—	$—	$1,410	$1,410

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$27,419	$19,059	$—	$46,478
Total financial assets	$27,419	$19,059	$—	$46,478

Earnout liability	$—	$—	$37	$37
Derivative liability (see Note 8)	—	—	2,017	2,017
Total financial liabilities	$—	$—	$2,054	$2,054

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with an original maturity of 90 days or less at June 30, 2019 and December 31, 2018. Asset values were considered to approximate fair value due to their short-term nature.

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

The Company’s cash and cash equivalents and short-term investments had quoted prices at June 30, 2019 and December 31, 2018 as shown below:

	June 30, 2019
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$25,007	$—	$25,007

Financial and corporate debt securities	5,243	1	5,244

	$30,250	$1	$30,251

	December 31, 2018
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$27,419	$—	$27,419

Financial and corporate debt securities	19,059	—	19,059

	$46,478	$—	$46,478

The Company’s Level 3 liability included the fair value of the earnout liability and the fair value of the Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. derivative liability at June 30, 2019 and December 31, 2018.

The fair value of the derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at June 30, 2019 and December 31, 2018. There were no significant changes in the pricing assumptions during the three and six months ended June 30, 2019. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	Derivative Liability
Date of Valuation	6/30/2019	12/31/2018
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	N/A
Time period from valuation until maturity of debt (yrs.)	2.9	3.4
Cumulative probability of a change in control prepayment implied by model	24%	25%
Cumulative probability of other accelerated prepayments implied by model	11%	14%
Discount rate	24.80%	23.12%
Fair value of liability at valuation date (thousands)	$1,373	$2,017

Significant changes to these assumptions would result in increases/decreases to the fair value of the debt derivative liabilities.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3
Liabilities
(in thousands)
Balance at December 31, 2018	$2,054

Change in fair value	(644)

Balance at June 30, 2019	$1,410

Note 5. Inventories

Inventories at the indicated dates consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Raw materials	$4,007	$3,845
Work in progress	3,806	2,704
Finished goods	4,833	4,259

Inventory at cost	12,646	10,808
Inventory reserve	(272)	(441)

	$12,374	$10,367

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

For each of the three months ended June 30, 2019 and 2018, approximately $1,000, and for each of the six months ended June 30, 2019 and 2018, approximately $2,000, of the net gain on sale-leasebacks was recognized in other income on the condensed consolidated statements of operations.

Note 7. Accrued expenses

Accrued expenses as of June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Accrued savings offers	$13,142	$11,289
Accrued rebates	5,036	7,762
Accrued customer returns	5,356	5,157
Accrued wholesaler fees	3,455	4,249
Accrued payroll and benefits	4,088	4,555
Other accrued expenses	2,607	2,806
Total accrued expenses	$33,684	$35,818

Note 8. Long-term debt

Long-term debt at the indicated dates consists of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Deerfield senior secured credit facility, net of discount of $2,639 and $3,334, respectively	$43,111	$49,916
Financing and capital leases, maturing through May 2024	1,750	1,858

	44,861	51,774
Less current portion	(16,372)	(8,557)

Long-term debt	$28,489	$43,217

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

The right to payment of the Accrued Interest was memorialized in the form of senior secured convertible notes (the “Convertible Notes”) issued to Deerfield on the Amendment Date. Interest was due quarterly at a rate of 12.95% per year. The principal amount of the Convertible Notes issued under the Amendment and all accrued and unpaid interest thereon was to become due and payable upon written notice from Deerfield, and if either (a) the Company did not meet certain quarterly sales milestones specified in the Amendment or (b) the Company had not received and publicly announced FDA approval of the new drug applications on or before the applicable Prescription Drug User Fee Act goal date as set forth on the schedules to the Amendment. Per the Amendment, the Company will prepay all of the outstanding obligations under the Facility and the Convertible Notes upon the occurrence of a change in control or a sale of substantially all of the Company’s assets and liabilities. The Amendment increased the staggered prepayment fees for prepayments due upon a change of control or any other prepayment made or required to be made by the Company by 300 basis points from June 1, 2017 through the period ending prior to May 11, 2020 for the change in control prepayment fees and through the period ending prior to May 11, 2022 for any other prepayments, respectively (the “Prepayment Premiums”). Such Prepayment Premiums, as amended, ranged from 12.75% to 2%.

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

On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled. The Company has filed a registration statement with the SEC covering the registration of these shares, as noted below.

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

The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.1 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10%. As of June 30, 2019, the fair value of the derivative was $1.4 million (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company’s evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which was amortized using the effective interest method to interest expense over the one-year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital on June 1, 2017 in stockholders’ equity (deficit) in the Company’s financial statements.

In connection with the Facility, the Company paid a $1,350,000 yield enhancement fee to Deerfield, approximately $173,000 of legal costs to the Company’s attorneys and $58,000 of legal costs on behalf of Deerfield’s attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method.

On November 5, 2018, the Company and Deerfield entered into an amendment (the “Second Amendment”) to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of an underwritten public offering of the Company’s shares of its common stock for gross proceeds of at least $30.0 million, plus additional shares of the Company’s shares of its common stock for additional gross proceeds of at least $4.5 million (the “November Offering”). The remaining $52.5 million of principal under the Facility is due as follows: $7.5 million on May 11, 2019, $15.0 million on May 11, 2020 (the “2020 Principal Payment”), $15.0 million on May 11, 2021 and $15.0 million on May 11, 2022; provided, that the 2020 Principal Payment due date shall be extended to May 11, 2021 or May 11, 2022 subject to certain achievement of net sales during periods ending 2019 and 2020, respectively. If all or any of the principal are prepaid or required to be prepaid under the Second Agreement prior to December 31, 2021, then the Company shall pay, in addition to such prepayment and accrued interest thereon, a prepayment premium equal to 6.25% of the amount of principal prepaid.  Additionally, the Company shall pay all interest which, absent such prepayment, would have accrued on the principal prepaid through May 11, 2020 in connection with a prepayment due to a Change of Control of the Company or through December 31, 2020 in connection with any other prepayment, whether voluntary or in an Event of Default. If such prepayment occurs after December 31, 2021 then no prepayment premium is due. In addition, upon the payment in full of the Obligations (whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity Date,) the Company shall pay to Deerfield a non-refundable exit fee in the amount of $750,239, which shall be due and payable in cash.

Pursuant to the terms of the Facility, as amended, a $7.5 million principal payment was paid in cash in May 2019 and, the remaining principal outstanding as of June 30, 2019 is $45.0 million.

Pursuant to the Second Amendment, upon the effectiveness thereof, the Company amended and restated its outstanding notes under the Second Agreement in the form of senior secured convertible notes (the “A&R Notes”). Under the terms of the Second Amendment and the A&R Notes, beginning on or about May 11, 2019, the Company has the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate. The payment share price will be 93% of the lesser of (A) the Last Bid Price prior to the payment date and (B) the arithmetic average of the volume weighted average price on each of the ten consecutive trading days immediately preceding the payment date. Principal may not be satisfied at a price less than $3.00 per share, and the Company may not issue to Deerfield a number of shares upon any such payment to the extent that, upon such issuance, the number of shares beneficially owned by Deerfield and its affiliates would exceed 4.985% of the total number of shares of the Company’s common stock then issued and outstanding (the “4.985% Cap”). Additionally, Deerfield has the right to convert the remaining principal into shares of Common Stock not to exceed 3,796,668 shares in the aggregate (collectively, the “Conversion Shares”); provided, that the Lenders may only convert up to 50% of the remaining principal on or before November 5, 2019. Deerfield’s per share conversion price will be 95% reducing to a maximum 83% by one full percentage point for each full or partial calendar month between the date of the applicable conversion and the date on which such principal payment would otherwise be due, of the greater of (A) the average of the volume weighted average prices per share of the Common Stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (B) $10.00 (subject to adjustment for Stock Events e.g. stock dividend, stock split etc.). Deerfield may not acquire a number of shares upon any such conversion to the extent that, upon such conversion, the number of shares beneficially owned by Deerfield and its affiliates would exceed the 4.985% Cap.

In conjunction with the Second Amendment to the Facility and the related issuance of the A&R Notes, the Company entered into a Registration Rights Agreement (the “Second Registration Agreement”) pursuant to which the Company was required to file a registration statement with the SEC to register the Conversion Shares within 30 days from November 5, 2018, which was to become effective per the SEC no later than 75 days thereafter. The filing deadline was subsequently extended to December 21, 2018. The Company filed a registration statement on Form S-3 to comply with the Second Registration Agreement on December 11, 2018, which became effective on December 20, 2018. This filing covered 3,796,668 shares, which is the maximum number of shares that may be converted. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Second Registration Agreement cease to hold any Registrable Securities. For each registration, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company expects to satisfy all of its obligations under the Second Registration Agreement and did not expect to pay any damages pursuant to this agreement; therefore, no liability had been recorded (see Note 13).

Pursuant to the A&R Notes, if the Company fails to provide the number of Conversion Shares, then the Company would have to pay damages to Deerfield or subsequent holder or any designee for each day after the third business day after receipt of notice of conversion that such conversion is not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of June 30, 2019, the Company was in compliance with the covenants under the Facility.

Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt, 25.35% on the Convertible Notes and after the Second Amendment on November 5, 2018, using the effective interest rate of 16.69%, charged to interest expense and totaled $339,000 and $696,000 for the three and six months ended June 30, 2019, respectively, and $218,000 and $427,000 for the three and six months ended June 30, 2018, respectively.

Financing and capital lease obligations:  Financing and capital lease obligations consist of sale-leaseback and equipment leases, both of which include options to purchase and was classified as finance lease as of June 30, 2019 and capital lease as of December 31, 2018. As described in Note 6, during the year ended December 31, 2017, the Company entered into an agreement with Essex for the sale-leaseback of newly acquired assets with a total capitalized cost of $3.2 million. The approximate imputed interest rate on these leases is 14.9%. In addition, during the year ended December 31, 2018 and the quarter ended June 30, 2019, the Company entered into equipment leases with a total capitalized cost of $0.1 million and $0.4 million, respectively. The approximate interest rate on these leases is 5.3% and 6.5%, respectively. Interest expense on these leases was $58,000 and $122,000 for the three and six months ended June 30, 2019, respectively, and $91,000 and $189,000 for the three and six months ended June 30, 2018, respectively.

Future principal payments of long-term debt including financing leases are as follows:

Period ending:	June 30,
(in thousands)

2020	$16,372
2021	15,096
2022	15,852
2023	96
Thereafter	84

Future principal payments	$47,500

Less unamortized debt discount related to long-term debt	(2,639)
Less current portion of long-term debt	(16,372)

Total long-term debt, net of current portion	$28,489

Note 9. Leases

The Company leases real estate, warehouses and certain equipment. The Company determines if an arrangement is a lease at inception.  Leases with an initial term of 12 months or less ("short-term leases") are not recorded on the unaudited condensed consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company's operating leases do not provide an implicit rate of return, the Company considered its other similar term collateralized financing arrangements, including the Essex sale-leaseback and equipment leases, certain vendor-direct equipment financing and the Deerfield debt facility, as amended, to determine its incremental borrowing rate. Operating lease ROU assets are comprised of the lease liability plus prepaid rents and are reduced by lease incentives and deferred rents. The Company has lease agreements with non-lease components which are not bifurcated.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years. The exercise of a lease renewal option typically occurs at the discretion of both parties. Certain leases also include options to purchase the leased property. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease termination until it is reasonably certain that the Company will exercise that option. Certain of the Company's lease agreements include payments adjusted periodically for fair market value and certain other percentage increases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019	Statement of Operations Classification
	(in thousands)	(in thousands)
Lease cost:
Operating lease cost	$269	$533	Cost of goods sold and operating expenses

Short-term lease cost	12	24	Cost of goods sold and operating expenses

Variable lease cost	59	112	Cost of goods sold and operating expenses
Finance lease cost:
Amortization of leased assets	133	252	Cost of goods sold
Interest on lease liabilities	58	122	Interest expense
Total net lease cost	$531	$1,043

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	June 30, 2019	Balance Sheet Classification
	(in thousands)
Leases:
Assets:
Operating lease assets	$3,274	Operating lease right-of-use assets
Finance lease assets	2,848	Property, plant and equipment, net
Total leased assets	$6,122

Liabilities:
Current:
Operating leases	$606	Current portion of operating lease liabilities
Finance leases	1,372	Current portion of long-term debt
Noncurrent:
Operating leases	3,608	Operating lease liabilities
Finance leases	378	Long-term debt, net of current portion
Total lease liabilities	$5,964

June 30, 2019
Weighted-Average Remaining Lease Term (years)
Operating lease assets	5.2
Finance lease assets	1.9

Weighted-Average Discount Rate
Operating lease assets	15.0%
Finance lease assets	12.6%

Supplemental unaudited interim consolidated cash flow information related to leases is as follows:

Six Months Ended
June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$581
Operating cash flows from finance leases	121
Financing cash flows from finance leases	515

ROU assets obtained in exchange for new finance lease liabilities	406
ROU assets obtained in exchange for new operating lease liabilities	$135

Maturities of lease liabilities are as follows:

	June 30, 2019
	Operating Leases	Finance Leases
	(in thousands)
2019	$587	$677
2020	1,225	893
2021	1,118	117
2022	1,060	115
2023	1,055	95
Later years	1,106	40
Total lease payments	$6,151	$1,937
Less amount representing interest	(1,937)	(187)
Total lease obligations	$4,214	$1,750

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

During the six months ended June 30, 2019, the Company issued 18,765 shares of common stock pursuant to the conversion of vested RSUs and 35,207 shares of common stock pursuant to the exercise of vested stock options. During the year ended December 31, 2018, the Company issued 26,991 shares of common stock pursuant to the conversion of vested RSUs and 832 shares of common stock pursuant to the exercise of vested stock options.

On March 18, 2019, the Company filed a shelf registration statement covering the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2019 Shelf”), which was declared effective by the SEC on May 1, 2019. Effective as of August 12, 2019, the 2016 Shelf is no longer available for further primary offerings or sales of our securities. The Company simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf (the “Cantor Sales Agreement”).

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

The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s Compensation Committee, which has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s Compensation Committee may delegate authority to grant certain awards to the Company’s chief executive officer. Through June 30, 2019, the Company has granted options, restricted stock and RSUs under the 2015 Plan. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock and to grant restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance-based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vest in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2018, 82,635 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. During the six months ended June 30, 2019, 350,396 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of June 30, 2019, 3,161,056 shares of common stock remain available for grant under the 2015 Plan.

In June 2018, the Company adopted the Neos Therapeutics, Inc. 2018 Inducement Plan (the “Inducement Plan”) which had 800,000 shares of common stock reserved and available for issuance. The Inducement Plan allows the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Inducement Plan is administered by the Company’s compensation committee. The exercise price per share for the stock covered by a stock award granted pursuant to the Inducement Plan shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the Inducement Plan expire after 10 years following the grant date. Under the Company’s employment agreement dated June 27, 2018 with Gerald McLaughlin, the Company’s Chief Executive Officer, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 600,000 shares of the Company’s common stock, which vests in equal annual installments over four years from Mr. McLaughlin’s start date. In addition, on July 30, 2018, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 200,000 shares of the Company’s common stock. The shares underlying this option shall vest subject to certain performance metrics to be evaluated for the fiscal year ending December 31, 2019. As of June 30, 2019, no shares of common stock remain available for grant under the Inducement Plan.

Share-based Compensation Expense

The Company has reported share-based compensation expense for the three and six months ended June 30, 2019 and 2018, respectively, in its condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of goods sold	$143	$123	$287	$242
Research and development	115	121	205	199
Selling and marketing	91	306	211	563
General and administrative	673	536	1,193	1,049
	$1,022	$1,086	$1,896	$2,053

The total share-based compensation expense included in the table above is attributable to stock options and RSUs of $978,000 and $44,000 for the three months ended June 30, 2019, respectively, and $1.8 million and $95,000 for the six months ended June 30, 2019, respectively. The total share based compensation expense included in the table above is attributable to stock options and RSUs of $986,000 and $101,000 for the three months ended June 30, 2018, respectively, and $1.9 million and $137,000 for the six months ended June 30, 2018, respectively.

As of June 30, 2019, there was $5.4 million of compensation costs, adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years for stock options and 2.4 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

During the six months ended June 30, 2019, the Company granted 1,951,208 options under the 2015 Plan.  During the year ended December 31, 2018, the Company granted 953,539 options under the 2015 Plan. In June and July 2018, the Company granted 600,000 and 200,000 options, respectively, under the Inducement Plan to Gerald McLaughlin, the Company’s Chief Executive Officer, at an exercise price of $6.20 and $5.55 per share, respectively.

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

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

Six Months Ended
June 30, 2019
Estimated dividend yield	0.00%
Expected stock price volatility	60.00%
Weighted-average risk-free interest rate	2.50%
Expected life of option in years	6.07
Weighted-average option fair value at grant	$1.27

A summary of outstanding and exercisable options as of June 30, 2019 and December 31, 2018 and the activity from December 31, 2018 through June 30, 2019, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2018	3,446,885	$8.935	$70

Exercisable at December 31, 2018	1,643,011	$10.627	$70

Granted	1,951,208	2.21
Exercised	(35,207)	0.32
Expired, forfeited or cancelled	(834,544)	10.92

Outstanding at June 30, 2019	4,528,342	$5.74	$17

Exercisable at June 30, 2019	1,277,610	$9.42	$17

The weighted-average remaining contractual life of options outstanding and exercisable on June 30, 2019 was 8.7 and 7.1 years, respectively. The option exercise prices for all options granted January 1, 2019 through June 30, 2019 ranged from $1.44 per share to $3.14 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2018 was 7.9 and 6.6 years, respectively. The option exercise price for all options granted in the year ended December 31, 2018 ranged from $4.76 to $10.40 per share.

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

The Company satisfies its RSUs by issuing shares of the Company’s common stock when RSUs vest and are issued. In addition, when RSUs vest and are issued, RSU recipients may elect to have the Company withhold units as consideration for the tax withholding obligation for their vested RSUs. During the six months ended June 30, 2019, 19,688 vested RSUs were converted into an equivalent 18,765 shares of common stock. The Company withheld 923 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the six months ended June 30, 2019. During the year ended December 31, 2018, 33,748 vested RSUs were converted into an equivalent 26,991 shares of common stock. The Company withheld 6,757 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the year ended December 31, 2018.

A summary of outstanding RSUs as of June 30, 2019 and December 31, 2018 and the activity from December 31, 2018 through June 30, 2019, is presented below:

		Weighted-
	Number of	Average
	RSUs	Fair Value

Outstanding at December 31, 2018	75,314	$7.93

Granted	—	—
Vested	(19,688)	7.76
Expired, forfeited or cancelled	—	—

Outstanding at June 30, 2019	55,626	$7.99

Restricted stock

The Company did not issue any shares of restricted stock for the six months ended June 30, 2019, or for the year ended December 31, 2018. No vested restricted stock awards were settled during the six months ended June 30, 2019.

The Company had no unvested restricted stock as of June 30, 2019 and December 31, 2018. For the six months ended June 30, 2019, there were no shares of restricted stock granted or forfeited.

Note 12. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of June 30, 2019 and December 31, 2018.

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

Operating lease: The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60- month lease for additional office space in Blue Bell, Pennsylvania, which commenced on May 1, 2016. Prior to the adoption of the New Lease Standard on January 1, 2019, the Company accounted for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $989,000 at December 31, 2018. The Company adopted ASU No. 2016-02 at January 1, 2019 and recognized an operating lease liability of $4.3 million under the New Lease Standard (See Note 2 and 9). The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $60,000 and $112,000 for the three and six months ended June 30, 2019, respectively, and $52,000 and $106,000 for the three and six months ended June 30, 2018, respectively. Rent expense for these leases, excluding the share of operating expenses, was $252,000 for each of the three months ended June 30, 2019 and 2018, and $505,000 for each of the six months ended June 30, 2019 and 2018.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”).  The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee.  The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $528,000 and $995,000 of compensation expense for the three and six months ended June 30, 2019, respectively, and $467,000 and $811,000 for the three and six months ended June 30, 2018, respectively, under the Bonus Plan.

Note 14. License agreements

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

On March 6, 2017, the Company entered into a License Agreement (the “2017 License Agreement”) with Shire, pursuant to which Shire granted the Company a non-exclusive license to certain patents owned by Shire for certain activities with respect to the Company’s NDA No. 204325 for an extended-release amphetamine oral suspension. In accordance with the terms of the 2017 License Agreement, following the receipt of the approval from the FDA for Adzenys ER, the Company paid a lump sum, non-refundable license fee of an amount less than $1.0 million in October 2017. The Company is paying a single digit royalty on net sales of Adzenys ER during the life of the patents.

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

On November 5, 2018, the Company and Deerfield entered into the Second Amendment to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of the November Offering. The Second Amendment provides an option for the $15.0 million principal on the Facility due in May 2020 to be paid in either May 2021 or May 2022 upon the achievement of certain revenue milestones as described in the Second Amendment. Also, pursuant to the Second Amendment, the Company amended and restated its outstanding notes under the Facility in the form of senior secured convertible notes. The Company has the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate. Additionally, subject to the terms of the amended and restated convertible notes, Deerfield has the right to convert the remaining principal under the Facility into shares of Common Stock not to exceed 3,796,668 shares in the aggregate at a conversion price ranging from 95% to 83% of the greater of the average of the volume weighted average price per share of the Common Stock for the three trading day period immediately preceding such conversion and $10.00. On November 8, 2018, the Company closed an underwritten public offering of 19,999,999 shares of its common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of its common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company were approximately $43.4 million. Deerfield also participated in the purchase of the Company’s common shares as part of this offering (see Note 8).

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

OVERVIEW

We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary microparticle modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER oral suspension (“Adzenys ER”), for the treatment of attention deficit hyperactivity disorder (“ADHD”). Our products and product candidates are extended-release (“XR”), medications in patient-friendly, orally disintegrating tablets (“ODT”) or liquid suspension dosage forms. Our microparticle technology platform has enabled us to create novel, extended-release ODT and liquid suspension dosage forms. We received approval from the U.S. Food and Drug Administration (“FDA”) for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and commercially launched this product in May 2016. We received approval from the FDA for Cotempla XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017 and commercially launched this product in September 2017. Also, we received approval from the FDA for Adzenys ER, our amphetamine extended-release oral suspension, on September 15, 2017, and commercially launched this product in February 2018. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market. In addition to our marketed products, we are developing NT0502, our preclinical product candidate for the treatment of sialorrhea and NT-0400, our preclinical XR-ODT product candidate, for nausea and vomiting.

We are commercializing Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in the United States using our own commercial infrastructure. We manufacture Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in our current Good Manufacturing Practice (“cGMP”) and U.S. Drug Enforcement Administration (“DEA”)-registered manufacturing facilities, which help control supply quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an XR oral suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold (“generic Tussionex”).

On October 23, 2018, we entered into an Exclusive License Agreement (the “License Agreement”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted us an exclusive, world-wide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX 101, referred to by us as NT0502. NT0502 is a new chemical entity that is being developed by us for the treatment of sialorrhea, which is excessive salivation or drooling. We are utilizing our microparticle technology platform to develop NT0502 to address the significant unmet medical needs for the treatment of chronic sialorrhea in adult and pediatric patients with neurological conditions including cerebral palsy, Parkinson’s disease, mental retardation, and amyotrophic lateral sclerosis or ALS. Investigational New Drug (“IND”)-enabling studies are ongoing and we anticipate initiating a Phase 1 clinical trial in the first half of 2020

On August 28, 2014, we completed an acquisition of all of the rights to the Tussionex Abbreviated New Drug Application (“Tussionex ANDA”), which include the rights to produce, develop, market and sell, as well as all the profits from such selling activities, our generic Tussionex, which we previously owned the rights to manufacture, but which was marketed and sold by the generic drug division of Cornerstone Biopharma, Inc. (“Cornerstone”). These rights were acquired from the collaboration of the Company, Cornerstone and Coating Place, Inc. Prior to the acquisition, we shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement with those companies.

On July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis has filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Adzenys XR-ODT. On October 17, 2017, we entered into a Licensing Agreement with Actavis under which we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances.

On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. (“Teva”) advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. On December 21, 2018, we entered into a Licensing Agreement with Teva under which we granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $11.4 million and $51.8 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, we had accumulated deficits of approximately $328.4 million and $317.0 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including, among other things:

•	sales and marketing efforts for Adzenys XR-ODT, Cotempla XR-ODT, and Adzenys ER;

•	research and development activities for new product candidates;

•	post-marketing approval research activities for our approved products;

•	manufacture of supplies for our preclinical studies and ongoing and planned clinical trials;

•	protection and enforcement of our intellectual property rights; and

•	general operations as a public company.

FINANCIAL OPERATIONS OVERVIEW

Revenue

Prior to 2017, our revenue was generated primarily from product sales of our generic Tussionex recorded on a net sales basis. Sales of our generic Tussionex are seasonal and correlate with the cough and cold season. We launched commercialization of Adzenys XR-ODT on May 16, 2016, initiated an early experience program with Cotempla XR-ODT with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017 and launched commercialization of Adzenys ER on February 26, 2018. We sell our products to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of the continuing commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, we expect our future revenue to increase from historical levels.

Beginning in January 2019, we have restructured our commercialization efforts for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to focus on more profitable business channels and market segments. As a result, although product mix has changed, average net price per pack has increased. Unit shipments of Adzenys XR-ODT for the three and six months ended June 30, 2019 were 61,987 and 122,800, respectively, as compared to 68,467 and 126,606, respectively, for the three and six months ended June 30, 2018. Unit shipments of Cotempla XR-ODT for the three and six months ended June 30, 2019 were 51,410 and 107,852, respectively, as compared to 49,008 and 101,229, respectively, for the three and six months ended June 30, 2018. Unit shipments of Adzenys ER, which launched commercially on February 26, 2018, for the three and six months ended June 30, 2019 were 504 and 1,118, respectively, as compared to negligible unit sales and 1,224, respectively, for the three and six months ended June 30, 2018. Average net price per pack (30-day supply) of Adzenys XR-ODT was $117 for the three months ended June 30, 2019, as compared to $95 for the same period in 2018. For Cotempla XR-ODT, average net price per pack (30-day supply) was $127 for the three months ended June 30, 2019, as compared to $89 for the same period in 2018.

In the future, we will seek to generate additional revenue from product sales of Adzenys XR-ODT, Cotempla XR-ODT, Adzenys ER and generic Tussionex. If we are unsuccessful in these efforts, our results of operations and financial position may be adversely impacted.

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

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cotempla XR-ODT	$82	$550	$485	$570
Adzenys ER	3	13	7	17
Adzenys XR-ODT	369	495	1,712	895
NT0502	155	—	214	—
Other Research and Development Activities (1)	1,400	1,323	2,788	2,590
	$2,009	$2,381	$5,206	$4,072

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

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, commercialization activities for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, pre-commercialization activities and preparation for the launch and commercialization of Adzenys ER, and trade sales expenses for our generic Tussionex. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care relations, medical marketing, sales support tools, sales planning and market data and analysis.

We believe that our selling and marketing expenses may continue at these levels to support the ongoing commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in the United States.

General and administrative

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, for our employees in executive, finance, information technology and human resources functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses or cost of goods sold, and professional fees for business development, accounting, tax and legal services, expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs, as well as accounting and compliance costs to support the commercialization of our products, and, if approved, our product candidates. In addition, general and administrative expenses include our Paragraph IV litigation costs, if any.

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

Interest expense, net

Interest expense to date has consisted primarily of interest expense on senior debt, including the amortization of debt discounts, the Note and the capitalized leases from Essex resulting from the sale-leaseback transactions of our newly-acquired property and equipment. We amortize debt issuance costs over the life of the notes which are reported as interest expense in our consolidated statements of operations.

Other income (expense), net

Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale-leaseback of our property and equipment. The gains on the transactions were recognized on a straight-line basis over the respective 42-month lease term. In February 2017, we entered into an agreement for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Under this agreement, we entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The February sale resulted in a net gain of $14,000 which has been deferred and is being amortized over the 36-month term of the lease. There was no gain or loss on the June 2017 sale. (See Notes 6 to the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details). Other income and expense also includes interest earned, accretion and gains on our cash and cash equivalents and short-term investments and changes resulting from the remeasurement of the fair value of our earnout and derivative liabilities. The primary objective of our investment policy is liquidity and capital preservation.

RESULTS OF OPERATIONS

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenues

The following table summarizes our revenues for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Net product sales	$15,643	$11,363	$4,280	37.7%

Net product sales were $15.6 million for the three months ended June 30, 2019, an increase of $4.2 million, or 37.7%, compared to $11.4 million for the three months ended June 30, 2018. Sales from Cotempla XR-ODT increased approximately $2.2 million to $6.5 million for the three months ended June 30, 2019, compared to $4.3 million for the three months ended June 30, 2018. Sales from Adzenys XR-ODT increased $0.7 million to $7.2 million for the three months ended June 30, 2019, compared to $6.5 million for the three months ended June 30, 2018. Sales from our generic Tussionex increased $1.3 million to $1.8 million for the three months ended June 30, 2019, compared to $0.5 million for the three months ended June 30, 2018. Sales from Adzenys ER, which launched on February 26, 2018, were $0.1 million for the three months ended June 30, 2019 and were negligible for the three months ended June 30, 2018.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Cost of goods sold	$5,099	$6,987	$(1,888)	(27.0)%

Cost of goods sold was $5.1 million for the three months ended June 30, 2019, a decrease of $1.9 million, or 27.0%, compared to $7.0 million for the three months ended June 30, 2018. This decrease was primarily due to a $1.1 million decrease in production costs relating to efficiencies resulting from increased production to meet sales demand from our branded products and $0.8 million decrease in labor and indirect production aggregate costs. The lower cost of goods sold, coupled with the 37.7% higher net product sales, increased our gross profit by 29% for the three months ended June 30, 2019 compared to the same period in 2018.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Research and development expenses	$2,009	$2,381	$(372)	(15.6)%

Research and development expenses were $2.0 million for the three months ended June 30, 2019, a decrease of $0.4 million, or 15.6%, compared to $2.4 million for the three months ended June 30, 2018. The decrease was primarily due to a $0.5 million decrease in product development and clinical studies expenses related to our post marketing commitment studies of our ADHD products, partially offset by a $0.2 million increase in professional services expense.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Selling and marketing expenses	$7,269	$11,557	$(4,288)	(37.1)%

Selling and marketing expenses were $7.3 million for the three months ended June 30, 2019, a decrease of $4.3 million, or 37.1%, compared to $11.6 million for the three months ended June 30, 2018. This decrease was primarily driven by lower salary and benefit expenses of $2.4 million, lower marketing expenses of $1.0 million, lower travel and entertainment expenses of $0.8 million, primarily resulting from the restructuring of our sales and marketing organization in the quarter ended December 31, 2018, lower professional services expenses of $0.4 million, lower contract sales organization expenses of $0.4 million due to the internalization of our sales force in April 2018 and lower advertising expenses of $0.2 million. These decreases were partially offset by higher administrative expenses of $0.9 million due to the establishment of our internal sales team in April 2018.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
General and administrative expense	$3,712	$3,705	$7	0.2%

General and administrative expenses were $3.7 million for each of the three months ended June 30, 2019 and 2018.

Interest expense

The following table summarizes interest expense for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Interest expense	$1,987	$2,232	$(245)	(11.0)%

The total interest expense was $2.0 million for the three months ended June 30, 2019, a decrease of $0.2 million, or 11.0%, compared to $2.2 million for the three months ended June 30, 2018, primarily due to the decrease in outstanding principal under the senior secured credit agreement. Interest expense primarily consists of interest on the Facility for both the three months ended June 30, 2019 and 2018.

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Other income, net	$670	$292	$378	129.5%

Other income, net, was $0.7 million for the three months ended June 30, 2019, an increase of $0.4 million, or 129.5%, compared to $0.3 million for the three months ended June 30, 2018. Other income, net mainly consisted of change in fair value of the Deerfield debt derivative and interest income for both the three months ended June 30, 2019 and 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenues

The following table summarizes our revenues for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Net product sales	$30,277	$22,092	$8,185	37.0%

Net product sales were $30.3 million for the six months ended June 30, 2019, an increase of $8.2 million, or 37.0%, compared to $22.1 million for the six months ended June 30, 2018. Sales from Cotempla XR-ODT increased approximately $4.3 million to $12.3 million for the six months ended June 30, 2019, compared to $8.0 million for the six months ended June 30, 2018. Sales from Adzenys XR-ODT increased $2.4 million to $13.9 million for the six months ended June 30, 2019, compared to $11.5 million for the six months ended June 30, 2018. Sales from our generic Tussionex increased $1.4 million to $3.8 million for the six months ended June 30, 2019, compared to $2.4 million for the six months ended June 30, 2018. Net sales of Adzenys ER, which launched on February 26, 2018, were $0.3 and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

Cost of goods sold

The following table summarizes our cost of goods sold for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Cost of goods sold	$11,495	$12,208	$(713)	(5.8)%

Cost of goods sold was $11.5 million for the six months ended June 30, 2019, a decrease of $0.7 million, or 5.8%, compared to $12.2 million for the six months ended June 30, 2018. This decrease was primarily due to a $2.7 million decrease in production cost relating to efficiencies resulting from increased production to meet sales demand from our branded products. These decreases were partially offset by a $2.0 million increase in labor and indirect production aggregate costs associated with increased manufacturing demand for our products and associated increased finished drug, royalties and logistic costs relating to the 53.8% increase in sales of Cotempla XR-ODT and the 20.8% increase in sales of Adzenys XR-ODT for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Research and development expenses	$5,206	$4,072	$1,134	27.8%

Research and development expenses were $5.2 million for the six months ended June 30, 2019, an increase of $1.1 million, or 27.8%, compared to $4.1 million for the six months ended June 30, 2018. The increase was primarily due to the clinical study expenses for our post-marketing commitments for Adzenys XR-ODT and Cotempla XR-ODT.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Selling and marketing expenses	$14,338	$24,547	$(10,209)	(41.6)%

Selling and marketing expenses were $14.3 million for the six months ended June 30, 2019, a decrease of $10.2 million, or 41.6%, compared to $24.5 million for the six months ended June 30, 2018. This decrease was primarily driven by lower contract sales organization expenses of $7.0 million due to the internalization of our sales force in April 2018, lower marketing expenses of $2.0 million, lower professional services expenses of $1.1 million, lower salary and benefit expenses of $0.9 million, lower advertising expenses of $0.4 million and lower travel and entertainment expenses of $0.2 million. These decreases were partially offset by higher administrative expenses of $1.4 million due to the establishment of our internal sales team in April 2018.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
General and administrative expense	$7,505	$7,051	$454	6.4%

General and administrative expenses were $7.5 million for the six months ended June 30, 2019, an increase of approximately $0.4 million, or 6.4%, compared to $7.1 million for the six months ended June 30, 2018.  The increase was primarily from higher salary and incentive compensation expense of $0.7 million, partially offset by a $0.3 million decrease in professional services expense.

Interest expense

The following table summarizes interest expense for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Interest expense	$4,102	$4,452	$(350)	(7.9)%

The total interest expense was $4.1 million for the six months ended June 30, 2019, a decrease of $0.4 million, or 7.9%, compared to $4.5 million for the six months ended June 30, 2018, primarily due to the decrease in outstanding principal under the senior secured credit agreement. Interest expense primarily consists of interest on the Facility for both the six months ended June 30, 2019 and 2018.

Other income (expense), net

The following table summarizes our other income (expense) for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Other income, net	$1,006	$595	$411	69.1%

Other income, net, was $1.0 million for the six months ended June 30, 2019, an increase of $0.4 million, or 69.1%, compared to $0.6 million for the six months ended June 30, 2018. Other income, net mainly consisted of change in fair value of the Deerfield debt derivative and interest income for both the six months ended June 30, 2019 and 2018.

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

On May 11, 2016, we entered into a $60.0 million senior secured credit facility (the “Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, “Deerfield”) as lenders. For additional description of this Facility, see “—Credit facilities” below.

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

The shares of common stock for both the June 2017 and February 2017 offerings were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by us on August 1, 2016, and declared effective by the SEC on August 12, 2016. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the “2016 Shelf”).

We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “Cowen Sales Agreement”). During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Cowen Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million after paying compensation to the sales agent of $0.1 million. During the year ended December 31, 2018, we sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million. On November 5, 2018, we supplemented the 2016 Shelf to reduce the size of the Sales Agreement to up to $7,825,113 of our common stock (inclusive of amounts previously sold thereunder prior to the date hereof), effective on November 5, 2018.  As of the date hereof, aggregate gross proceeds of sales of our common stock under the Sales Agreement total $7,825,113, and sales of our common stock under the Cowen Sales Agreement have been suspended.

On November 8, 2018, we closed an underwritten public offering 19,999,999 shares of our common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $43.4 million. Also, on November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of the offering to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2019. Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the

Facility and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes (the “A&R Notes”) issued under the Facility and certain other limitations, to convert principal under the A&R Notes into our common stock, subject to a floor ranging from 95% to 83% of $10.00 per share.

On March 18, 2019, we filed a shelf registration statement covering the offering, issuance and sale by us of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2019 Shelf”), which was declared effective by the SEC on May 1, 2019. Effective as of August 12, 2019, the 2016 Shelf is no longer available for further primary offerings or sales of our securities. We simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by us of up to $30.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf (the “Cantor Sales Agreement”).

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of June 30, 2019, we had $25.8 million in cash and cash equivalents and $4.5 million in short-term investments. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months after the filing date of this Quarterly Report on Form 10-Q.

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

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six months ended
	June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Net cash (used in) provided by:
Net cash used in operating activities	$(7,860)	$(21,197)	$13,337
Net cash (used in) provided by investing activities	(4,855)	7,997	(12,852)
Net cash used in financing activities	(8,006)	(451)	(7,555)

Net decrease in cash and cash equivalents	$(20,721)	$(13,651)	$(7,070)

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

Net cash used in operating activities was $7.9 million and $21.2 million for the six months ended June 30, 2019 and 2018, respectively. The $13.3 million decrease in net cash used in operating activities was due to the $18.3 million decrease in our net losses, as discussed in “Results of Operations” above, a $0.3 million increase in noncash items and a $5.3 million decrease in the provision of cash from working capital.

The decrease in cash provided from working capital changes resulted primarily from a $16.1 million decreased cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments and $1.0 million decrease in inventory, partially offset by a $12.0 million increase in accounts receivable primarily due to increased sales in the first six months of 2019. The increase in noncash items was principally due to a $0.3 million increase in amortization of senior debt fees, a $0.2 million increase in amortization of patents and other intangible assets, a $0.2 million increase in depreciation and amortization of property and equipment. These increases in noncash items were partially offset by a $0.3 million decrease in the fair value change of derivative liabilities and a $0.2 million decrease in share-based compensation expense.

Cash (used in) provided by investing activities

Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash used by investing activities of $4.9 million for the six months ended June 30, 2019 was primarily due to a $7.2 million purchase of short-term investments, partially offset by the $2.8 million sales and maturities of short-term investments and $0.4 million of capital expenditure principally for production equipment. Net cash provided by investing activities was $8.0 million for the six months ended June 30, 2018 primarily from $26.7 million of sales and maturities of short-term investments, partially offset by the $17.9 million purchase of short-term investments and $0.8 million of capital expenditure principally for production equipment.

Cash used in financing activities

Net cash used in financing activities of $8.0 million for the six months ended June 30, 2019 was primarily due to $7.5 million principal payment of senior secured debt and $0.5 million principal payment of finance lease obligations. Net cash used in financing activities of $0.5 million for the six months ended June 30, 2018 was for payments under the capital leases.

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

We had an option, which we exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million of first year accrued interest (the “Accrued Interest”) was to be paid in cash on June 1, 2017.

However, on June 1, 2017, we entered into an amendment (“the Amendment”) to the Facility to provide a one-year deferral to June 1, 2018, with an option for a second year of deferral to June 1, 2019, at our election, of payment of the Accrued Interest, provided that we met certain sales revenue targets and obtained FDA approval of certain of our product candidates on or before the Prescription Drug User Fee Act (the “PDUFA”) goal date. The right to payment of the $6.6 million of accrued interest was memorialized in the form of senior secured convertible notes (the “Convertible Notes”) issued to Deerfield on the Amendment Date. Interest was due quarterly at a rate of 12.95% per year. Deerfield had an option to convert these notes into our common stock.

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

On October 26, 2017, Deerfield elected to convert the entire $6.6 million of Convertible Notes into shares of our common stock at a conversion price of $7.08 per share. This resulted in our issuance of 929,967 shares of our common stock to Deerfield on this date and the cancellation of the Convertible Notes.

On November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of an underwritten public offering of shares of our common stock, which closed on November 8, 2018, to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2019.  Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes (the “A&R Notes”) and certain other limitations, to convert principal under the A&R Notes into our common stock, subject to a floor ranging from 95% to 83% of $10.00 per share.

Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of June 30, 2019, we were in compliance with the covenants under the Facility.

During the year ended December 31, 2017, we entered into an agreement with Essex for the sale-leaseback of newly acquired assets with a total capitalized cost of $3.2 million, with bargain purchase option at the end of the lease. The approximate imputed interest rate on these leases is 14.9%. In addition, during the year ended December 31, 2018 and the quarter ended June 30, 2019, the Company entered into equipment leases with a total capitalized cost of $0.1 million and $0.4 million, respectively, with bargain purchase option at the end of each respective lease. The approximate interest rate on these leases is 5.3% and 6.5%, respectively. These leases were classified as finance leases as of June 30, 2019 and capital leases as of December 31, 2018. See “Contractual Commitments and Obligations” below for future payments under these leases.

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

On November 8, 2018, we closed an underwritten public offering of 19,999,999 shares of our common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $43.4 million.

During the year ended December 31, 2018, we sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million.

On March 18, 2019, we filed a shelf registration statement covering the offering, issuance and sale by us of up to an aggregate of $100.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the “Second Shelf”).  We simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by us of up to $30.0 million of our common stock from time to time in “at-the-market” offerings under the Second Shelf (the “Cantor Sales Agreement”).  The Second Shelf was declared effective by the SEC on May 1, 2019.

We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all. We expect to continue to incur operating losses for the foreseeable future as we seek to increase net sales and profitability of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER and continue the development of our product candidates. There can be no assurance that we will ever attain sufficient levels of net sales of our commercial products to achieve profitability or that we will be successful in developing and attaining regulatory approval of our development candidates.

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

Revenue recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services at a point in time. We make estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler fees, wholesaler chargebacks and estimated rebates) to be incurred on the selling price of the respective product sales, and recognize the estimated amount as revenue when control of the product transfers to the customers (e.g., upon delivery). Variable consideration is determined using either an expected value or a most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint will require the use of significant management judgment and other market data. We provide for prompt payment discounts, wholesaler fees and wholesaler chargebacks based on customer contractual stipulations. We analyze recent product return history and other market data obtained from our third-party logistics providers (“3PLs”) to determine a reliable return rate. Additionally, we analyze historical savings offers and rebate payments based on patient prescriptions dispensed for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER and information obtained from third party providers to determine these respective variable considerations.

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

We recognize total gross product sales less gross to net sales adjustment as revenue based on shipments from 3PLs to our wholesaler customers.

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

We analyzed recent branded product return history and other market data obtained from our 3PLs as well as data available from sales of our branded products to determine a reliable return rate for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Generic Tussionex product returns were estimated based upon return data available from sales of our generic Tussionex product over the past three years.

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

Share-based compensation expense

Share-based compensation awards, including grants of stock options and restricted stock and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to stock-based awards is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of our share-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends.

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following tables reflect summaries of our estimates of future material contractual obligations as of June 30, 2019. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter
	(In thousands)
Deerfield senior secured facility	$57,243	$20,811	$36,432	$—	$—
Texas facility operating lease	5,705	980	2,036	2,136	553
Finance leases for equipment	1,937	1,511	234	192	—
Pennsylvania facility operating lease	284	154	130	—	—
Equipment operating leases	187	79	108	—	—
Earnout liability	37	—	—	—	37
	$65,393	$23,535	$38,940	$2,328	$590

We had borrowed $60.0 million under the Deerfield Facility. On November 5, 2018, we amended the facility and prepaid $7.5 million otherwise due in May 2019. Pursuant to the terms of the Facility, as amended, we made a $7.5 million principal payment in May 2019, and we currently have a balance of $45.0 million of senior secured credit as of June 30, 2019. The payments above are inclusive of related interest amounts as of June 30, 2019.

In addition to the commitments shown above, in response to a lawsuit brought against us by Shire LLC (“Shire”) for infringement of certain of Shire’s patents, we entered into a Settlement Agreement and an associated License Agreement (the “2014 License Agreement”) with Shire for a non-exclusive license to certain patents for certain activities with respect to our New Drug Application (the “NDA”) No. 204326 for an extended-release orally disintegrating amphetamine polistirex tablet in July 2014. Under the terms of the 2014 License Agreement, following FDA approval of our NDA for Adzenys XR-ODT, in the first quarter of 2016, we paid a lump sum, non-refundable license fee to Shire of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We are paying a single digit royalty to Shire on our net sales of Adzenys XR-ODT during the life of the licensed patents.

On March 6, 2017, after our NDA submission for Adzenys ER requiring a Paragraph IV certification notification to the producer of Adderall XR, Shire Pharmaceuticals, in accordance with the Hatch-Waxman Amendments, we entered into a License Agreement (the “2017 License Agreement”) with Shire. Pursuant to this agreement, Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to our NDA No. 204325 for an extended-release amphetamine liquid suspension. Under the terms of the 2017 License Agreement, following FDA approval of our NDA for Adzenys ER, in October 2017, we paid a lump sum, non-refundable license fee to Shire of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We are paying a single digit royalty to Shire on our net sales of Adzenys ER during the life of the licensed patents.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of June 30, 2019, we had cash and cash equivalents of $25.8 million and short-term investments of $4.5 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents and short-term investments portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to lease accounting on our financial statements to facilitate their adoption on January 1, 2019. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard.

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

On March 7, 2018 and April 18, 2019, we received citations advising us that the County of Harris Texas (“Harris County”) and the County of Walker Texas (“Walker County”) filed lawsuits on December 13, 2017 and January 11, 2019, respectively, against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through these lawsuits, each of Harris County and Walker County seek to recoup as damages some of the expenses they allegedly have incurred to combat opioid use and addiction. Each of Harris County and Walker County also seeks punitive damages, disgorgement of profits and attorneys’ fees. While we believe that these lawsuits are without merit and we intend to vigorously defend against them, we are not able to predict at this time whether these proceedings will have a material impact on our financial condition or results of operations.

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

RISKS RELATED TO COMMERCIALIZATION

We are heavily dependent on the commercial success of our branded commercial products. We have not generated substantial revenues from the sales of these products, or any sales revenues from any of our product candidates, if approved, and we may never achieve or maintain profitability.

Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR-ODT, our amphetamine extended-release orally disintegrating tablet (“XR-ODT”), Cotempla XR-ODT, our methylphenidate XR-ODT, Adzenys ER, our amphetamine XR oral suspension (which we collectively refer to as our “Branded Products”) for the treatment of attention deficit hyperactivity disorder, or ADHD, and, if approved, any other product candidates that we may develop. We have limited commercial experience, having only generated revenues from the sale of our generic Tussionex since we acquired it in 2014, and Adzenys XR-ODT, Cotempla XR-ODT, and Adzenys ER, which we commenced commercializing in May 2016, September 2017, and February 2018, respectively. None of our marketed products have thus far generated product sales revenues at levels sufficient for us to attain profitability. We have not generated any revenues from product sales of any other product candidates and, to date, have incurred significant operating losses.

Our ability to generate product revenues is dependent on our ability to successfully commercialize our Branded Products, and any other product candidates that we may identify and develop or for which we may obtain approval. Our ability to successfully commercialize our products and product candidates depends on, among other things, our ability to:

•	manufacture commercial quantities of our Branded Products and, if approved, any other product candidates that we may develop at acceptable cost levels; and

•	successfully establish and/or maintain sales and marketing capabilities to commercialize our Branded Products and, if approved, any other product candidates that we may develop.

We have incurred, and anticipate continuing to incur, significant costs associated with commercialization of our approved products and, if approved, any other product candidates that we may develop. It is possible that we will never attain sufficient product sales revenues to achieve profitability.

If our sales and marketing efforts for our Branded Products are not successful, and if we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market, distribute and sell our other product candidates, if approved, we may be unable to generate significant revenue.

We have only recently established internal and external capabilities for the sale, marketing and distribution of our Branded Products, and there is no guarantee that we will be successful in the commercialization of our products. We currently have a limited sales history for our Branded Products. Additionally, in the future, we may need to expand or build additional sales, marketing and distribution capabilities for our products. Although we have established a focused, specialty sales and marketing organization of approximately 75 representatives to promote our approved products in the United States, these commercialization capabilities have only been recently established, and we may need to significantly expand our sales force if we decide to undertake additional commercialization activities on our own, which will be costly and time-consuming. We cannot be certain that we will reap the benefits of our commercialization efforts of our Branded Products compared to the cost of such efforts. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex, and, before the commercial launch of Adzenys XR-ODT, we had no prior experience, as a company, in marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to successfully hire, retain and incentivize qualified individuals, generate sufficient and appropriate customer targets, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failures associated with the operation or expansion of our internal and external sales, marketing and distribution capabilities could adversely impact the commercialization of these products.

In addition, while we realigned our commercial operations in November 2018 to deploy our resources to what we believe are the most appropriate regions and physician targets, there can be no assurances that we will realize the intended benefits of this realignment or that our strategy will improve our operating results. As part of this realignment, we also reduced the size of our commercialization organization resulting in approximately $1.0 million of severance and employee related costs. The realignment, and the resulting reduction of the size of our salesforce may result in fewer prescriptions written for our marketed products.

We also may enter into strategic partnerships with third parties to commercialize our Branded Products and our other product candidates, if approved, outside of the United States and intend to also enter into strategic partnerships with third parties for certain aspects of our commercialization efforts within the United States. We may have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Even though we have established an internal marketing and sales team, we may be unable to compete successfully against these more established companies.

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

In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMPs”). These cGMP regulations cover all aspects of manufacturing relating to our generic Tussionex, our Branded Products. As such, we are subject to continual review and periodic inspections to assess compliance with cGMP and must continue to expend time, money and resources in all areas of regulatory compliance, including manufacturing, production and quality control. As a result of the Consent Decree entered into by our predecessor that we were previously subject to, we were required to have a cGMP expert conduct an annual audit and submit those audit reports and our responses to the FDA for a period of five years. Although for our most recent and last annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA’s Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree and the FDA closed the matter.

The facilities used by us to manufacture our products and any product candidates that we may develop are subject to inspections, including pre-approval inspections following our submission of any NDAs to the FDA for any product candidates that we may develop. For example, in connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA’s most recent inspections in 2018 did not result in a Form FDA 483.

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

The commercial success of our Branded Products depends upon attaining market acceptance by physicians, patients, third-party payors and the medical community.

To date, we have expended significant time, resources, and effort on the development of our Branded Products, and a substantial majority of our resources are now focused on the commercialization of these products in the United States. Accordingly, our ability to generate significant product revenue and ultimately to attain profitability will depend almost entirely on our ability to successfully commercialize our Branded Products.

Our ability to successfully commercialize our Branded Products will depend on, among other things, our ability to:

•	establish relationships with third-party suppliers for the active pharmaceutical ingredient (“API”), in our Branded Products;

•	manufacture and produce, through a validated process, sufficiently large quantities and inventory of our Branded Products to permit successful commercialization;

•	establish and/or build and maintain a wide variety of internal and external sales, distribution and marketing capabilities sufficient to support commercial sales of our products;

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

There are no guarantees that we will be successful in completing these tasks. Successful commercialization will also depend on whether we can adequately protect against and effectively respond to any claims by holders of patents and other intellectual property rights that our products infringe their rights, whether any unanticipated adverse effects or unfavorable publicity develops in respect of our products, as well as the emergence of new or existing products as competition, which may be proven to be more clinically effective and cost-effective. If we are unable to successfully complete these tasks, we may not be able to continue to commercialize our Branded Products, in which case we may be unable to generate sufficient revenues to sustain and grow our business.

In addition, we will need to continue investing substantial financial and management resources to maintain and optimize our commercial infrastructure and to recruit, retain, and train qualified marketing, sales and other personnel to support the ongoing commercialization of our Branded Products. In addition, we have certain internal revenue expectations with respect to the sale of our Branded Products. If we cannot successfully commercialize and achieve those revenue expectations with respect to our Branded Products, our anticipated revenues and liquidity will be materially adversely impacted.

Moreover, even if we are able to successfully commercialize our Branded Products, their continued commercial success may be largely dependent on the capability of our third-party collaborators. Such third-party collaborators may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. In addition, if any of our manufacturing or collaboration partners fail to effectively perform under our arrangements for any reason, we may not be able to find a suitable replacement partner on a timely basis, on acceptable terms, or at all.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We face significant existing competition in the United States and, if approved, would face significant competition in markets outside the United States, from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example:

•

amphetamine XR is currently marketed in the United States by (i) Takeda Pharmaceutical Company Limited under the brand names Adderall XR®, Vyvanse®, and Mydayis and (ii) Tris Pharma, Inc. or Tris, under the brand name Dyanavel XR®; and

•

methylphenidate is marketed in the United States by (i) Janssen Pharmaceuticals, Inc. under the brand name Concerta®, (ii) Tris under the brand names Quillivant XR®, and QuilliChew ER®, (iii) Rhodes Pharmaceuticals LP under the brand name Aptensio XR®, (iv) Ironshore Pharmaceuticals Inc. under the brand name Jornay PM™, (v) Osomotica Pharmaceuticals plc under the name Methylphenidate HCl ER 72 mg Tablets and (vi) Novartis under the brand names Focalin XR® and Ritalin LA®. Also, on March 1, 2019, Adlon Therapeutics L.P., a subsidiary of Purdue Pharma L.P., announced that the FDA approved Adhansia XR, its methylphenidate product for the treatment of ADHD.

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

We expect to compete against branded drugs and to compete with their generic counterparts that will be sold for a lower price. Although we believe that our Branded Products and product candidates are or will be differentiated from branded drugs and their generic counterparts, if any, including through clinical efficacy or through improved patient compliance and ease of administration, it is possible that such differentiation will not impact our market position. If we are unable to achieve significant differentiation for our products and product candidates against other drugs, the opportunity for our products and, if approved, product candidates to achieve premium pricing and be commercialized successfully would be adversely affected.

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

Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product, such as our Branded Products, can be lost to the generic version. Accordingly, competition from generic equivalents to our product candidates would materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our product candidates.

For example, on July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis had filed an ANDA with the FDA for a generic version of Adzenys XR-ODT.

On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement with Actavis, pursuant to which we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances.

On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. (“Teva”) advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT.

On December 21, 2018, we entered into a Settlement Agreement and a Licensing Agreement with Teva, pursuant to which we have granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances.

The design, development, manufacture, supply and distribution of our products and product candidates are highly regulated processes and technically complex.

We are subject to extensive regulation in connection with the preparation and manufacture of our products, product candidates and potential product candidates for clinical trials and commercial sale. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products and product candidates that may not be detectable in final product testing. The development, manufacture, supply and distribution of our approved products as well as any of our future potential product candidates, are highly regulated processes and technically complex. We, along with our third-party suppliers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of our Branded Products is a regulated drug product and subject to the U.S. Drug Enforcement Administration (“DEA”) regulation, we have had to, and will continue to, need to secure state licenses from each state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

We must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to applicable parts of the FDA’s Good Laboratory Practices, or GLP, and cGMP requirements enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure to comply with cGMP requirements or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. For example, in connection with a general cGMP and pre-approval inspection for Adzenys ER in mid-2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA has conducted additional inspections in 2018 that have not resulted in Form FDA 483s. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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

We rely on limited sources of supply for our Branded Products and our generic Tussionex, and any disruption in the chain of supply may impact production and sales of our Branded Products and our generic Tussionex, and cause delays in developing and commercializing our product candidates and currently manufactured and commercialized products.

Our approved NDAs for our Branded Products, include our proposed manufacturing process for each product. Any change to our manufacturing process, facilities or suppliers could require that we supplement our approved NDA. Also, because of our proprietary processes for manufacturing our product candidates, we cannot immediately transfer manufacturing activities for our Branded Products or our generic Tussionex to an alternate supplier, and a change of facilities would be a time-consuming and costly endeavor.

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

Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or products could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our approved products or product candidates or a decrease in sales of our approved products, which could harm our financial position and commercial potential for our product candidates and products. Any alternative vendor would also need to be qualified through an NDA supplement, which could result in further delay, including delays related to additional clinical trials. The FDA, DEA, or other regulatory agencies outside of the United States may also require additional studies if we enter into agreements with new suppliers for the manufacture of our Branded Products and our generic Tussionex that differ from the suppliers used for clinical development of such product candidates.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products and product candidates, cause us to incur higher costs and prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of components and APIs on a timely basis and at commercially reasonable prices, including if our suppliers did not receive adequate DEA quotas for the supply of certain scheduled components, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, commercialization of our Branded Products, our generic Tussionex and clinical trials of future potential product candidates, may be delayed or we could lose potential revenue and our business, financial condition, results of operation and reputation could be adversely affected.

If we fail to produce our products or product candidates in the volumes that we require on a timely basis, we may face penalties from wholesalers and contracted retailers of our products and delays in the development and commercialization of our product candidates.

We currently depend on third-party suppliers for the supply of the APIs for our products and product candidates, including drug substance for nonclinical research, clinical trials and commercialization. For our Branded Products and our generic Tussionex, we currently rely on single suppliers for raw materials including APIs, which we use to manufacture, produce and package final dosage forms. In particular, we have an exclusive supply agreement with Coating Place, Inc. (“CPI”), pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We are subject to penalties from wholesalers and contracted retailers if we do not deliver our generic Tussionex, our Branded Products in quantities that meet their demand. Any such delays could trigger these penalty provisions, which would have a negative impact on our business.

If we fail to manufacture our Branded Products or product candidates in sufficient quantities and at acceptable quality and pricing levels, or fail to obtain adequate DEA quotas for controlled substances, or to fully comply with cGMP regulations, we may face delays in the commercialization of these products or our product candidates, if approved, or be unable to meet market demand, and may be unable to generate potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. Pharmaceutical companies often encounter difficulties in manufacturing, particularly in scaling up production of their products. These problems include manufacturing difficulties relating to production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. If we are unable to demonstrate stability in accordance with commercial requirements, or if our raw material manufacturers were to encounter difficulties or otherwise fail to comply with their obligations to us, our ability to obtain FDA approval and market our products and product candidates would be jeopardized. In addition, any delay or interruption in the supply of clinical trial supplies could delay or prohibit the completion of our bioequivalence and/or clinical trials, increase the costs associated with conducting our bioequivalence and/or clinical trials and, depending upon the period of delay, require us to commence new trials at significant additional expense or to terminate a trial. We purchase raw materials and components from various suppliers in order to manufacture our Branded Products. If we are unable to source the required raw materials from our suppliers, or if we do not obtain DEA quotas or receive inadequate DEA quotas, we may experience delays in manufacturing our Branded Products, and may not be able to meet our customers’ demands for our products.

In addition, we must comply with federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such products or product candidate or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical development, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our products or product candidates. In connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25, 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA has conducted additional inspections in 2018 that have not resulted in FDA Form 483s. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials, including Mark Tengler, a former officer of ours who was, at the time, PharmaFab’s president, and Russ McMahen, our Senior Vice President of Scientific Affairs, who held a similar position at the time with PharmaFab, or jointly, the Defendants. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation (“DESI”), drugs that we no longer manufacture. Pursuant to the Consent Decree, the Defendants were permanently restrained and enjoined from directly or indirectly manufacturing, processing, packing, labeling, holding or distributing any prescription drugs that are not the subject of an NDA or an abbreviated NDA. Among other things, the Consent Decree also granted the FDA the ability to, without prior notice, inspect PharmaFab’s place of business and take any other measures necessary to monitor and ensure continuing compliance with the terms of the Consent Decree. The FDA has inspected the Grand Prairie facility several times since the Consent Decree was entered. Although we have concluded the annual audit program prescribed by the Consent Decree entered into by our predecessor, our facilities may be inspected by the FDA at any time as a result of the Consent Decree. Although for our most recent annual audit by the cGMP expert in November 2014, the expert concluded that our corrective actions satisfactorily addressed the observations noted in its report, on May 22, 2015, the FDA’s Dallas District Office identified three ongoing cGMP deviations in our response to the audit related to batch failure investigations, quality control unit procedures, and in-process specifications. We implemented corrective actions and submitted additional information in our response to the FDA pursuant to the Consent Decree and the FDA closed the matter. On June 20, 2018, we wrote to the Department of Justice and the FDA and explained we wished to move the court for relief from the Consent Decree, and asked the FDA to recognize the appropriateness of this request and not oppose the motion. In July 2019, we filed a motion with the U.S. District Court of North Texas to vacate the Consent Decree, which was unopposed by the Department of Justice and the FDA and was granted by the court on July 11, 2019. While the Consent Decree was vacated, there can be no assurance that we will not become subject to similar orders in the future, which may result in us continuing to expend resources and attention to observe their terms, and there can be no assurance that we will be in compliance with their requirements.

If we are unable to support demand for our Branded Products and any future product candidates, including ensuring that we have adequate capacity to meet any future increase in demand, or we are unable to successfully manage the evolution of our drug delivery technology platform, our business could suffer.

If sales of our approved products grow, we will need to continue to increase our workflow capacity for customer service, improve our billing and general process, expand our internal quality assurance program and extend our platform to support product production at a larger scale within expected turnaround times. We may need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our Branded Products. Portions of our process are not automated and will require additional personnel to scale. We may also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our facilities to accommodate such required expansion.

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

If our sole manufacturing facility becomes damaged or inoperable or we are required to vacate our facility, our ability to manufacture our Branded Products, our generic Tussionex or future potential product candidates for clinical development, may be jeopardized. Our inability to continue manufacturing adequate supplies of our products could adversely affect our ability to generate revenues.

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

We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all. An inability to continue manufacturing adequate supplies of our Branded Products or our generic Tussionex at our Grand Prairie, Texas facility could result in a disruption in the supply of our Branded Products, or our generic Tussionex to physicians and pharmacies, which would adversely affect our ability to generate revenues.

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

Amphetamine, methylphenidate and hydrocodone, which are the active ingredients in our Adzenys XR-ODT, Adzenys ER, Cotempla XR-ODT and generic Tussionex products, are listed by the DEA as a Schedule II controlled substance under the Controlled Substances Act (“CSA”). The DEA classifies substances as Schedule I, II, III, IV or V controlled substances, with Schedule I controlled substances considered to present the highest risk of substance abuse and Schedule V controlled substances the lowest risk. Scheduled controlled substances are subject to DEA regulations relating to supply, procurement, manufacturing, storage, distribution and physician prescription procedures. For example, Schedule II controlled substances are subject to various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills. In addition to federal scheduling, some drugs may be subject to state-controlled substance laws and regulations and more extensive requirements than those determined by the DEA and FDA. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may schedule products separately. While some states automatically schedule a drug when the DEA does so, other states require additional state rulemaking or legislative action, which could delay commercialization. Some state and local governments also require manufacturers to operate a drug stewardship program that collects, secures, transports and safely disposes of unwanted drugs.

Entities must register annually with the DEA to manufacture, distribute, dispense, import, export and conduct research using controlled substances. In addition, the DEA requires entities handling controlled substances to maintain records and file reports, including those for thefts or losses of any controlled substances, and to obtain authorization to destroy any controlled substances.

Registered entities are subject to DEA inspection and also must follow specific labeling and packaging requirements, and provide appropriate security measures to control against diversion of controlled substances. Security requirements vary by controlled substance schedule with the most stringent requirements applying to Schedule I and Schedule II controlled substances. Required security measures include background checks on employees and physical control of inventory through measures such as vaults and inventory reconciliations. Failure to follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration. The DEA also has a production and procurement quota system that controls and limits the availability and production of Schedule I or II controlled substances. If we or any of our suppliers of raw materials that are DEA-classified as Schedule I or II controlled substances are unable to receive any quota or a sufficient quota to meet demand for our products, if any, our business would be negatively impacted.

Public concern over the abuse of medications that are controlled substances, including increased legislative, legal and regulatory action, could negatively affect our business.

Product containing controlled substances may generate public controversy. Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of controlled substances such as opioids in the

United States. State and local governmental agencies have commenced investigations into pharmaceutical companies and others in the supply chain in connection with the distribution of opioid medications. For example, on March 7, 2018 and April 18, 2019, we received citations advising us that the County of Harris Texas and the County of Walker Texas filed lawsuits on December 13, 2017 and January 11, 2019, respectively, against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through these lawsuits, each of Harris County and Walker County seek to recoup as damages some of the expenses they allegedly have incurred to combat opioid use and addiction. Each of Harris County and Walker County also seeks punitive damages, disgorgement of profits and attorneys’ fees. In addition, multiple lawsuits have been filed against pharmaceutical companies alleging, among other claims, failures to provide effective controls and procedures to guard against the diversion of controlled substances, negligence by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failures to report suspicious orders of controlled substances in accordance with regulations. In the future, political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict, the introduction and marketing of our product or product candidates, the withdrawal of currently approved products from the market, or result in other legal action.

In addition, we are aware of other legislative, regulatory or industry measures to address the misuse of prescription opioid medications which could affect our business in ways that we may not be able to predict. For example, the State of New York has undertaken efforts to create an annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York, as well as a tax on sales of opioids in the state. Other states are also considering legislation that could require us to pay taxes, licensing fees, or assessments on the distribution of opioid medications in those states. These proposed bills vary in the amounts and the means of calculation. Liabilities for taxes or assessments under any such laws will likely have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted, and may result in us ceasing to continue to sell our products in these jurisdictions.

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

However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. On July 9, 2019, a Fifth Circuit US Court of Appeals hearing was held to determine whether certain states and the House of Representatives have standing to appeal the lower court decision. It is unclear when a Court will render its decision and what effect it will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

Further, there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Further, on January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Further, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing. We anticipate pricing scrutiny will continue and escalate, including on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, and our results of operations may be adversely impacted.

CMS may also develop new payment and delivery models, such as bundled payment models. CMS finalized regulations that give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, CMS finalized a rule that amends the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the rule allows Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for five of the six protected classes of drugs and, with certain exceptions and permits plans to implement PA and ST in Medicare Part B drugs.  CMS is still considering proposed changes to the definition of “negotiated prices” in the regulations.  It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business and ability to receive adequate reimbursement for our products.

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

In addition, the market for our Branded Products will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

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

For our product and any product candidates that obtain regulatory approval and are marketed in the United States, our arrangements with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by U.S. federal and state governments and foreign jurisdictions in which we conduct our business. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

•

The federal Anti-Kickback Statute, makes it illegal for any person, including a prescription drug or biologic manufacturer (or a party on its behalf) to knowingly and willfully solicit, receive, offer or pay remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, either the referral of an individual, or the purchase, recommendation, order or prescription of a particular item, drug or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Violations of this law are punishable by prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

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

We plan to submit our product candidates to the FDA for approval under 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. An NDA under 505(b)(2) would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for the previously approved drug.

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

Any name we intend to use for our product candidates will require approval from the FDA, regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (“USPTO”). The FDA typically conducts a review of proposed product names, including an evaluation of whether proposed names may be confused with other product names. In addition, the FDA may object to any product name we submit if it believes the name inappropriately implies medical claims.

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

We have incurred significant net losses of $11.4 million for the six months ended June 30, 2019, and $51.7 million for the year ended December 31, 2018. As of June 30, 2019 and December 31, 2018, we had accumulated deficits of $328.4 million and $317.0 million, respectively. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements.  Our company has limited operating history commercializing branded products, and our Branded Products will require substantial investment in the future as we seek to grow net sales from these products and achieve profitability.  In addition, our product candidates will require substantial additional investment in the future.  Despite this investment, we may never secure regulatory approvals or, even if approved, generate product sales from these product candidates.  In the near term, we expect to continue to incur substantial operating expenses in connection with the manufacturing and commercialization of our products, the development of our product candidates and the operation of our business.  Because of the numerous risks and uncertainties associated with our commercial products and the development of our product candidates, we are unable to accurately predict the timing or amount of our revenues and expenses, whether we will have sufficient funding available to us, or when, if ever, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our common stock, would necessitate our need to obtain additional funding for us to continue operations, and could impair our ability to raise capital, expand our business, continue our development efforts, or diversify our product offerings, among other things. A decline in the value of our company also could cause you to lose all or part of your investment.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing future potential product candidates, conducting clinical trials, establishing raw material supplier relationships and manufacturing, selling and marketing drugs are expensive and uncertain processes. Although we believe our cash, cash equivalents and marketable securities and anticipated future product revenues will be sufficient to allow us to fund the commercialization of our Branded Products and service our existing debt, we may need to obtain additional capital through equity offerings, debt financing, payments under new or existing licensing and research and development collaboration agreements, or any combination thereof, in order to become cash flow positive and to develop and commercialize additional product candidates. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition.

In addition, unforeseen circumstances may arise, or our strategic imperatives could change, causing us to consume capital significantly faster than we currently anticipate, requiring us to seek to raise additional funds sooner than expected. We have no committed external sources of funds.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the expenses associated with our sales, marketing, distribution and commercial manufacturing efforts for our Branded Products and any other potential product candidates;

•	our ability to successfully commercialize our Branded Products, and to continue to increase the level of sales in the marketplace;

•	the rate of progress and cost of our trials and other product development programs for our other product candidates;

•	the costs and timing of in-licensing additional product candidates or acquiring other complementary technologies, assets or companies;

•	the actions of our competitors and their success in selling competitive product offerings; and

•	the status, terms and timing of any collaborative, licensing, co-promotion or other arrangements.

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

On May 11, 2016, we entered into a senior secured credit facility with Deerfield as lender of which $45.0 million of senior secured credit is outstanding as of June 30, 2019.  Under our agreement, we are required to make payments of $15.0 million in each of May 2020 and May 2021, and a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly at a rate of 12.95% per year. All obligations under our credit facility are secured by substantially all of our existing property and assets subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of June 30, 2019 and December 31, 2018, we had accumulated deficit of $328.4 million and $317.0 million, respectively. Although we have strategies and plans to achieve profitability through revenue growth, we expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to market our approved products and continue to develop and seek marketing approval for our product candidates.

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

We rely on third parties to perform many essential services for our commercial products, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to continue to commercialize our Branded Products will be significantly impacted and we may be subject to regulatory sanctions.

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our Branded Products, key aspects of which will be out of our direct control. These service providers may provide key services related to, among other things, distribution, customer service, accounts receivable management and cash collection. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand may be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient or if they fail to comply with various requirements, we could be subject to regulatory sanctions.

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

For example, on July 25, 2016, we received a paragraph IV certification from Actavis advising us that Actavis filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. This case alleged that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents.

On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the “Actavis Agreement”) with Actavis, which resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA.  Under the Actavis Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

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

On December 21, 2018, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the “Teva Agreement”) with Teva, which resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva’s ANDA.  Under the Teva Agreement, we have granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

There can be no assurance that the Actavis Agreement or Teva Agreement will be approved by such agencies. In addition, there can be no assurance that we would not face future litigation regarding our Branded Products or any future product candidates.

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

Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our products and product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner once our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our NDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our NDA will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit. For example, when we initially submitted our Adzenys XR-ODT NDA in December 2012 and in response to our Paragraph IV certification, Shire initiated a lawsuit against us claiming patent infringement against certain of Shire’s patents. We settled with Shire in July 2014. As part of our settlement, among other things, we stipulated that the commercial manufacture, use, selling, offering for sale or importing of Adzenys XR-ODT would infringe on certain Shire patents and that such patent claims are valid and enforceable with respect to our Adzenys XR-ODT NDA, but that such stipulations do not preclude us from filing new regulatory applications containing a Paragraph IV certification citing such patents. We also entered into a non-exclusive License Agreement (the “2014 License Agreement”) with Shire for certain of Shire’s patents with respect to our Adzenys XR-ODT NDA. Under the terms of the 2014 License Agreement, upon obtaining FDA approval of our Adzenys XR-ODT NDA, we were required to pay a lump-sum, non-refundable license fee no later than thirty days after receiving such approval and are required to pay a single-digit royalty on net sales of Adzenys XR-ODT during the life of the patents. In addition, on January 26, 2017, we sent a letter to Shire, notifying Shire that we have made a Paragraph IV certification to the FDA that in our opinion and to the best of our knowledge, the patents owned by Shire that purportedly cover our Adzenys ER are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Adzenys ER. On March 6, 2017, we entered into a License Agreement (the “2017 License Agreement”) with Shire, pursuant to which Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to Adzenys ER. Under the terms of the 2017 License Agreement, we were required to pay a lump sum, non-refundable license fee no later than thirty days after receiving regulatory approval and are required to pay a single digit royalty on net sales of the Adzenys ER during the life of the relevant patents. Additionally, each of the 2014 License Agreement and 2017 License Agreement contains a covenant from Shire not to file a patent infringement suit against us alleging that Adzenys XR-ODT or Adzenys ER, respectively, infringes the Shire patents.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering, in July 2015 at a price of $15.00 per share, our stock price has ranged from $1.13 to $28.99, through August 2, 2019. Our stock price could be subject to wide fluctuations in the future in response to a variety of factors, including the following:

•	failure to successfully execute our commercialization strategy with respect to our Branded Products, or any other approved potential product candidate in the future;

•	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

•	adverse results or delays in clinical trials, if any;

•	significant lawsuits, including patent or stockholder litigation;

•	inability to obtain additional funding;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our products and product candidates;

•	inability to manufacture adequate amounts of product supply or obtain adequate amounts of components of our product supply for our products, or the inability to do so at acceptable prices;

•	unanticipated serious safety concerns related to the use of our generic Tussionex, our Branded Products or any future potential product candidates;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

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

As of June 30, 2019, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 34% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

10.1#	Neos Therapeutics, Inc. Non-Employee Director Compensation Policy.	8-K	10.1	6/13/19	001-37508

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

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

#      Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neos Therapeutics, Inc.

Date:	August 9, 2019	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)