Form 10-Q
period 2019-09-30
Neos Therapeutics, Inc.
filed 2019-11-08
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2019: 49,732,671 shares.

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

•

our debt facility agreement, as amended, with Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P., and our revolving loan facility with Encina Business Credit, LLC, and our ability to satisfy the repayment obligations thereunder;

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

PART I—FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$23,284	$46,478
Short-term investments	1,992	—
Accounts receivable, net of allowances for chargebacks and cash discounts of $3,986 and $1,865, respectively	28,877	27,801
Inventories	11,676	10,367
Other current assets	1,757	4,032
Total current assets	67,586	88,678

Property and equipment, net	7,517	7,914
Operating lease right-of-use assets	3,161	—
Intangible assets, net	13,187	14,616
Other assets	304	149
Total assets	$91,755	$111,357

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$6,548	$12,730
Accrued expenses	37,848	35,818
Current portion of operating lease liabilities	638	—
Current portion of long-term debt	16,108	8,557
Total current liabilities	61,142	57,105

Long-Term Liabilities:
Long-term debt, net of current portion	28,788	43,217
Operating lease liabilities	3,434	—
Derivative liability	1,239	2,017
Deferred rent	—	989
Other long-term liabilities	180	184
Total long-term liabilities	33,641	46,407

Stockholders' (Deficit) Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2019 and December 31, 2018; 49,764,909 and 49,731,108 shares issued and outstanding, respectively, at September 30, 2019; 49,710,104 and 49,676,303 shares issued and outstanding, respectively, at December 31, 2018	50	50
Treasury stock, at cost, 33,801 shares at September 30, 2019 and December 31, 2018	(352)	(352)
Additional paid-in capital	327,671	325,130
Accumulated deficit	(330,397)	(316,983)
Total stockholders' (deficit) equity	(3,028)	7,845
Total liabilities and stockholders' (deficit) equity	$91,755	$111,357

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Net product sales	$17,540	$12,503	$47,817	$34,595

Cost of goods sold	6,447	6,957	17,942	19,165
Gross profit	11,093	5,546	29,875	15,430

Research and development expenses	1,551	2,037	6,757	6,109
Selling and marketing expenses	7,125	10,446	21,463	34,993
General and administrative expenses	2,850	3,537	10,355	10,588

Loss from operations	(433)	(10,474)	(8,700)	(36,260)

Interest expense	(1,869)	(2,260)	(5,971)	(6,712)
Other income, net	251	39	1,257	634

Net loss	$(2,051)	$(12,695)	$(13,414)	$(42,338)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	49,730,755	29,625,792	49,720,780	29,212,856

Net loss per share of common stock, basic and diluted	$(0.04)	$(0.43)	$(0.27)	$(1.45)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss	$(2,051)	$(12,695)	$(13,414)	$(42,338)
Other comprehensive (loss) income:
Net unrealized (loss) gain on short-term investments	(1)	(1)	—	6

Total other comprehensive (loss) income	$(1)	$(1)	$—	$6

Comprehensive loss	$(2,052)	$(12,696)	$(13,414)	$(42,332)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares)

(unaudited)

	Three Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Preferred Stock
Balance as of the beginning of the period	—	$—	—	$—
Balance as of the end of the period	—	—	—	—
Common Stock
Balance as of the beginning of the period	49,764,076	50	29,048,589	29
Issuance of common stock, net of issuance costs	—	—	651,525	1
Issuance of common stock upon RSU conversion	—	—	7,597	—
Shares issued for exercise of stock options	833	—	—	—
Balance as of the end of the period	49,764,909	50	29,707,711	30
Treasury Stock
Balance as of the beginning of the period	(33,801)	(352)	(33,801)	(352)
Balance as of the end of the period	(33,801)	(352)	(33,801)	(352)
Additional Paid-In Capital
Balance as of the beginning of the period		327,035		276,637
Issuance of common stock, net of issuance costs		—		3,891
Payroll tax withheld for RSU releases		—		(46)
Share-based compensation expense		636		849
Balance as of the end of the period		327,671		281,331
Retained Earnings
Balance as of the beginning of the period		(328,346)		(294,951)
Net loss		(2,051)		(12,695)
Balance as of the end of the period		(330,397)		(307,646)
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		1		1
Net unrealized loss on investments		(1)		(1)
Balance as of the end of the period		—		—
Total stockholders' deficit		$(3,028)		$(26,637)

	Nine Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Preferred Stock
Balance as of the beginning of the period	—	$—	—	$—
Balance as of the end of the period	—	—	—	—
Common Stock
Balance as of the beginning of the period	49,710,104	50	29,030,757	29
Issuance of common stock, net of issuance costs	—	—	651,525	1
Issuance of common stock upon RSU conversion	18,765	—	25,429	—
Shares issued for exercise of stock options	36,040	—	—	—
Balance as of the end of the period	49,764,909	50	29,707,711	30
Treasury Stock
Balance as of the beginning of the period	(33,801)	(352)	(33,801)	(352)
Balance as of the end of the period	(33,801)	(352)	(33,801)	(352)
Additional Paid-In Capital
Balance as of the beginning of the period		325,130		274,584
Issuance of common stock, net of issuance costs		—		3,891
Shares issued for exercise of stock options		11		—
Payroll tax withheld for RSU releases		(2)		(46)
Share-based compensation expense		2,532		2,902
Balance as of the end of the period		327,671		281,331
Retained Earnings
Balance as of the beginning of the period		(316,983)		(265,308)
Net loss		(13,414)		(42,338)
Balance as of the end of the period		(330,397)		(307,646)
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		—		(6)
Net unrealized gain on investments		—		6
Balance as of the end of the period		—		—
Total stockholders' deficit		$(3,028)		$(26,637)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(13,414)	$(42,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,532	2,902
Depreciation and amortization of property and equipment	1,551	1,284
Amortization of patents and other intangible assets	1,486	1,303
Changes in fair value of earnout, derivative and warrant liabilities	(778)	(293)
Amortization of senior debt discounts	1,017	656
Amortization of short-term investment purchase discounts	(68)	(131)
(Gain) loss on sale of equipment	(6)	2
Other adjustments	—	(71)
Changes in operating assets and liabilities:
Accounts receivable	(1,076)	(6,667)
Inventories	(1,309)	(242)
Other assets	2,276	2,413
Accounts payable	(6,182)	(3,957)
Accrued expenses	2,030	8,957
Operating lease liabilities	(78)	—

Net cash used in operating activities	(12,019)	(36,182)

Cash Flows From Investing Activities:
Purchases of short-term investments	(9,182)	(17,906)
Sales and maturities of short-term investments	7,258	36,491
Proceeds from sale of equipment	2	—
Capital expenditures	(748)	(1,028)
Intangible asset expenditures	(57)	3

Net cash (used in) provided by investing activities	(2,727)	17,560

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	11	3,892
Payments made on borrowings	(8,301)	(684)
Payments of deferred financing costs	(156)	—
Payment of payroll taxes withheld for releases of restricted stock units	(2)	—

Net cash (used in) provided by financing activities	(8,448)	3,208

Decrease in cash and cash equivalents	(23,194)	(15,414)

Cash and Cash Equivalents:
Beginning	46,478	31,969
Ending	$23,284	$16,555

Supplemental Disclosure of Noncash Transactions:
Acquired equipment under finance lease	406	105
Finance lease liability from purchase of equipment	$406	$105
Supplemental Cash Flow Information:
Interest paid	$5,051	$6,183

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and nature of operations

Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the “Company”) is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release (“XR”) pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet (“ODT”) and oral suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including three products approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of attention deficit hyperactivity disorder (“ADHD”). Adzenys XR-ODT was approved by the FDA in January 2016 and launched commercially in May 2016. The Company received approval from the FDA for Cotempla XR-ODT, its methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, in June 2017, and launched commercially in September 2017. Also, the Company received approval from the FDA for Adzenys ER oral suspension (“Adzenys ER”) in September 2017 and commercially launched this product in February 2018. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release oral suspension for the treatment of cough and upper respiratory symptoms of a cold. In addition to its marketed products, the Company is developing NT0502, its product candidate for the treatment of sialorrhea and NT-0400, its XR-ODT preclinical product candidate for nausea and vomiting.

Note 2. Summary of significant accounting policies

Basis of presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any period thereafter.  The audited consolidated financial statements as of and for the year ended December 31, 2018 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K filed with the SEC on March 18, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018.

Principles of consolidation: At September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Liquidity:  During 2018 and the three and nine months ended September 30, 2019, the Company incurred operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from its currently marketed pharmaceutical products. The Company does not anticipate it will be profitable until such time as revenues from Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER increase substantially over current levels.  In November 2018, the Company completed an offering of its common stock and restructured its outstanding debt, which reduced and possibly could delay the amount of principal payable in cash. Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Report on Form 10-Q.

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

Derivative liabilities: The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability and the change in fair value is recorded in other income, net in the consolidated results of operations. In circumstances where there are multiple embedded instruments that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

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

Disaggregation of revenue

The following table disaggregates the Company’s net product sales by product:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Adzenys XR-ODT	$8,794	$6,995	$22,692	$18,503
Cotempla XR-ODT	7,227	4,884	19,513	12,873
Adzenys ER	232	31	563	206
Generic Tussionex	1,287	593	5,049	3,013
	$17,540	$12,503	$47,817	$34,595

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

Advertising costs: Advertising costs are comprised of print and electronic media placements that are expensed as incurred. There were no advertising costs recognized during the three and nine months ended September 30, 2019. The Company recognized advertising costs of $0.2 million and $0.6 million during the three and nine months ended September 30, 2018, respectively.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of September 30, 2019 and December 31, 2018, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOLs) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at September 30, 2019 and December 31, 2018, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a write-down. The standard is effective for public entities for the fiscal years beginning after December 15, 2019, with early adoption permitted through a modified retrospective approach. The Company has evaluated the impact of adopting ASU 2016-13 and determined that the adoption will be immaterial to the consolidated financial statements.

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

The following potentially dilutive securities outstanding as of September 30, 2019 and 2018 were excluded from consideration in the computation of diluted net loss per share of common stock for the three and nine months ended September 30, 2019 and 2018, respectively, because including them would have been anti-dilutive:

	September 30,
	2019	2018
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Stock options outstanding	4,547,797	3,760,821
RSUs outstanding	55,626	115,314

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$14,291	$8,993	$—	$23,284
Short-term investments	—	1,992	—	1,992
Total financial assets	$14,291	$10,985	$—	$25,276

Earnout liability	$—	$—	$37	$37
Derivative liability (see Note 8)	—	—	1,239	1,239
Total financial liabilities	$—	$—	$1,276	$1,276

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$27,419	$19,059	$—	$46,478
Total financial assets	$27,419	$19,059	$—	$46,478

Earnout liability	$—	$—	$37	$37
Derivative liability (see Note 8)	—	—	2,017	2,017
Total financial liabilities	$—	$—	$2,054	$2,054

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with an original maturity of 90 days or less at September 30, 2019 and December 31, 2018. Asset values were considered to approximate fair value due to their short-term nature.

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

The Company’s cash and cash equivalents and short-term investments had quoted prices at September 30, 2019 and December 31, 2018 as shown below:

	September 30, 2019
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$14,291	$—	$14,291

Financial and corporate debt securities	10,985	—	10,985

	$25,276	$—	$25,276

	December 31, 2018
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$27,419	$—	$27,419

Financial and corporate debt securities	19,059	—	19,059

	$46,478	$—	$46,478

The Company’s Level 3 liability included the fair value of the earnout liability and the fair value of the Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. derivative liability at September 30, 2019 and December 31, 2018.

The fair value of the derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at September 30, 2019 and December 31, 2018. There were no significant changes in the pricing assumptions during the three and nine months ended September 30, 2019. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	Derivative Liability
Date of Valuation	9/30/2019	12/31/2018
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	N/A
Time period from valuation until maturity of debt (yrs.)	2.6	3.4
Cumulative probability of a change in control prepayment implied by model	23%	25%
Cumulative probability of other accelerated prepayments implied by model	11%	14%
Discount rate	25.91%	23.12%
Fair value of liability at valuation date (thousands)	$1,239	$2,017

Significant changes to these assumptions would result in increases/decreases to the fair value of the debt derivative liabilities.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3
Liabilities
(in thousands)
Balance at December 31, 2018	$2,054

Change in fair value	(778)

Balance at September 30, 2019	$1,276

Note 5. Inventories

Inventories at the indicated dates consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Raw materials	$3,367	$3,845
Work in progress	1,973	2,704
Finished goods	6,504	4,259

Inventory at cost	11,844	10,808
Inventory reserve	(168)	(441)

	$11,676	$10,367

Note 6. Sale-leaseback transaction

For periods prior to January 1, 2019, the Company accounted for the sale and leaseback transactions as capital leases. With the adoption of the New Lease Standard, these transactions are classified as finance leases. Accordingly, the leased assets are recorded in property and equipment and the capitalized lease obligations are included in long-term liabilities at the present value of the future lease payments in accordance with the terms of the lease (see Note 8). Lease payments are applied using the effective interest rate inherent in the leases. Depreciation of the property and equipment is included within cost of goods sold and operating expenses in the consolidated statements of operations and within depreciation and amortization of property and equipment in the consolidated statements of cash flows.

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

For each of the three months ended September 30, 2019 and 2018, approximately $2,000 and $1,000, respectively, and for each of the nine months ended September 30, 2019 and 2018, approximately $4,000, of the net gain on sale-leasebacks was recognized in other income on the condensed consolidated statements of operations.

Note 7. Accrued expenses

Accrued expenses as of September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Accrued savings offers	$16,529	$11,289
Accrued rebates	5,065	7,762
Accrued customer returns	5,286	5,157
Accrued wholesaler fees	4,030	4,249
Accrued payroll and benefits	4,069	4,555
Other accrued expenses	2,869	2,806
Total accrued expenses	$37,848	$35,818

Note 8. Long-term debt

Long-term debt at the indicated dates consists of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Deerfield senior secured credit facility, net of discount of $2,317 and $3,334, respectively	$43,433	$49,916
Financing and capital leases, maturing through May 2024	1,463	1,858

	44,896	51,774
Less current portion	(16,108)	(8,557)

Long-term debt	$28,788	$43,217

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

The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.1 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10%. As of September 30, 2019, the fair value of the derivative was $1.2 million (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company’s evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which was amortized using the effective interest method to interest expense over the one-year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital on June 1, 2017 in stockholders’ (deficit) equity in the Company’s financial statements.

In connection with the Facility, the Company paid a $1,350,000 yield enhancement fee to Deerfield, approximately $173,000 of legal costs to the Company’s attorneys and $58,000 of legal costs on behalf of Deerfield’s attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method.

On November 5, 2018, the Company and Deerfield entered into an amendment (the “Second Amendment”) to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of an underwritten public offering of the Company’s shares of its common stock for gross proceeds of at least $30.0 million, plus additional shares of the Company’s shares of its common stock for additional gross proceeds of at least $4.5 million (the “November Offering”). The remaining $52.5 million of principal under the Facility was and is due as follows: $7.5 million on May 11, 2019, $15.0 million on May 11, 2020 (the “2020 Principal Payment”), $15.0 million on May 11, 2021 and $15.0 million on May 11, 2022; provided, that the 2020 Principal Payment due date shall be extended to May 11, 2021 or May 11, 2022 subject to certain achievement of net sales during periods ending 2019 and 2020, respectively. If all or any of the principal are prepaid or required to be prepaid under the Second Agreement prior to December 31, 2021, then the Company shall pay, in addition to such prepayment and accrued interest thereon, a prepayment premium equal to 6.25% of the amount of principal prepaid.  Additionally, the Company shall pay all interest which, absent such prepayment, would have accrued on the principal prepaid through May 11, 2020 in connection with a prepayment due to a Change of Control of the Company or through December 31, 2020 in connection with any other prepayment, whether voluntary or in an Event of Default. If such prepayment occurs after December 31, 2021 then no prepayment premium is due. In addition, upon the payment in full of the Obligations (whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity Date,) the Company shall pay to Deerfield a non-refundable exit fee in the amount of $750,239, which shall be due and payable in cash.

Pursuant to the terms of the Facility, as amended, a $7.5 million principal payment was paid in cash in May 2019 and, the remaining principal outstanding as of September 30, 2019 is $45.0 million.

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

Pursuant to the A&R Notes, if the Company fails to provide the number of Conversion Shares, then the Company would have to pay damages to Deerfield or subsequent holder or any designee for each day after the third business day after receipt of notice of conversion that such conversion is not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of September 30, 2019, the Company was in compliance with the covenants under the Facility.

Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt, 25.35% on the Convertible Notes and after the Second Amendment on November 5, 2018, using the effective interest rate of 16.69%, charged to interest expense and totaled

$321,000 and $1,017,000 for the three and nine months ended September 30, 2019, respectively, and $229,000 and $656,000 for the three and nine months ended September 30, 2018, respectively.

Financing and capital lease obligations:  Financing and capital lease obligations consist of sale-leaseback and equipment leases, both of which include options to purchase and were classified as finance leases as of September 30, 2019 and capital leases as of December 31, 2018. As described in Note 6, during the year ended December 31, 2017, the Company entered into an agreement with Essex for the sale-leaseback of newly acquired assets with a total capitalized cost of $3.2 million. The approximate imputed interest rate on these leases is 14.9%. In addition, during the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company entered into equipment leases with a total capitalized cost of $0.4 million and $0.1 million, respectively. The approximate interest rate on these leases is 6.5% and 5.3%, respectively. Interest expense on these leases was $51,000 and $173,000 for the three and nine months ended September 30, 2019, respectively, and $82,000 and $268,000 for the three and nine months ended September 30, 2018, respectively.

Future principal payments of long-term debt including financing leases are as follows:

Period ending:	September 30,
(in thousands)

2020	$16,108
2021	15,097
2022	15,854
2023	92
Thereafter	62

Future principal payments	$47,213

Less unamortized debt discount related to long-term debt	(2,317)
Less current portion of long-term debt	(16,108)

Total long-term debt, net of current portion	$28,788

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

The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019	Statement of Operations Classification
	(in thousands)	(in thousands)
Lease cost:
Operating lease cost	$269	$802	Cost of goods sold and operating expenses

Short-term lease cost	6	30	Cost of goods sold and operating expenses

Variable lease cost	53	165	Cost of goods sold and operating expenses
Finance lease cost:
Amortization of leased assets	134	386	Cost of goods sold
Interest on lease liabilities	51	173	Interest expense
Total net lease cost	$513	$1,556

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	September 30, 2019	Balance Sheet Classification
	(in thousands)
Leases:
Assets:
Operating lease assets	$3,161	Operating lease right-of-use assets
Finance lease assets	2,714	Property, plant and equipment, net
Total leased assets	$5,875

Liabilities:
Current:
Operating leases	$638	Current portion of operating lease liabilities
Finance leases	1,108	Current portion of long-term debt
Noncurrent:
Operating leases	3,434	Operating lease liabilities
Finance leases	355	Long-term debt, net of current portion
Total lease liabilities	$5,535

September 30, 2019
Weighted-Average Remaining Lease Term (years)
Operating lease assets	5.0
Finance lease assets	1.8

Weighted-Average Discount Rate
Operating lease assets	15.0%
Finance lease assets	12.3%

Supplemental unaudited interim consolidated cash flow information related to leases is as follows:

Nine Months Ended
September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$879
Operating cash flows from finance leases	173
Financing cash flows from finance leases	801

ROU assets obtained in exchange for new finance lease liabilities	406
ROU assets obtained in exchange for new operating lease liabilities	$135

Maturities of lease liabilities are as follows:

	September 30, 2019
	Operating Leases	Finance Leases
	(in thousands)
2019	$289	$339
2020	1,225	893
2021	1,118	117
2022	1,060	115
2023	1,055	95
Later years	1,106	40
Total lease payments	$5,853	$1,599
Less amount representing interest	(1,781)	(136)
Total lease obligations	$4,072	$1,463

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

On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of its common stock under the 2016 Shelf at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. The Company also granted the underwriter a 30-day option to purchase up to an additional 720,000 shares of its common stock which was exercised in full on July 26, 2017. The net proceeds to the Company through July 26, 2017 from this offering, after deducting offering expenses payable by the Company, were approximately $34.3 million.

During the year ended December 31, 2017, the Company sold an aggregate 749,639 shares of common stock under the Cowen Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million and paying total compensation to the sales agent of approximately $0.1 million.

On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three-trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled.

During the year ended December 31, 2018, the Company sold an aggregate 651,525 shares of common stock under the Cowen Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million.

On November 5, 2018, the Company filed Supplement No. 1 to the prospectus dated August 12, 2016, which reduced the size of the continuous offering by the Company under such prospectus relating to the offering of Common Stock pursuant to the Sales Agreement. Following the reduction, the Company was authorized to issue up to $7,825,113 of its common stock pursuant to the Sales Agreement (inclusive of amounts previously sold thereunder prior to the date hereof). Aggregate gross proceeds of sales of the Company’s common stock under the Sales Agreement total $7,825,113, and sales of common stock under the Sales Agreement have been suspended. The Cowen Sales Agreement terminated with the expiration of the 2016 Shelf on August 12, 2019.

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

During the nine months ended September 30, 2019, the Company issued 18,765 shares of common stock pursuant to the conversion of vested RSUs and 36,040 shares of common stock pursuant to the exercise of vested stock options. During the year ended December 31, 2018, the Company issued 26,991 shares of common stock pursuant to the conversion of vested RSUs and 832 shares of common stock pursuant to the exercise of vested stock options.

On March 18, 2019, the Company filed a shelf registration statement covering the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2019 Shelf”), which was declared effective by the SEC on May 1, 2019. Effective as of August 12, 2019, the 2016 Shelf is no longer available for further primary offerings or sales of our securities. The Company simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf (the “Cantor Sales Agreement”). No sales have been made under the Cantor Sales Agreement during the three or nine months ended September 30, 2019. As of September 30, 2019, $100.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the 2019 Shelf, including $30.0 million of the Company’s common stock which remained available to be sold under the Cantor Sales Agreement, subject to certain conditions specified therein.

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

The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s Compensation Committee, which has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s Compensation Committee may delegate authority to grant certain awards to the Company’s chief executive officer. Through September 30, 2019, the Company has granted options, restricted stock and RSUs under the 2015 Plan. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock and to grant restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance-based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vested in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2018, 82,635 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. During the nine months ended September 30, 2019, 350,396 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of September 30, 2019, 3,140,768 shares of common stock remain available for grant under the 2015 Plan.

In June 2018, the Company adopted the Neos Therapeutics, Inc. 2018 Inducement Plan (the “Inducement Plan”) which had 800,000 shares of common stock reserved and available for issuance. The Inducement Plan allows the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Inducement Plan is administered by the Company’s compensation committee. The exercise price per share for the stock covered by a stock award granted pursuant to the Inducement Plan shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the Inducement Plan expire after 10 years following the grant date. Under the Company’s employment agreement dated June 27, 2018 with Gerald McLaughlin, the Company’s Chief Executive Officer, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 600,000 shares of the Company’s common stock, which vests in equal annual installments over four years from Mr. McLaughlin’s start date. In addition, on July 30, 2018, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 200,000 shares of the Company’s common stock. The shares underlying this option shall vest subject to certain performance metrics to be evaluated for the fiscal year ending December 31, 2019. As of September 30, 2019, no shares of common stock remain available for grant under the Inducement Plan.

Share-based Compensation Expense

The Company has reported share-based compensation expense for the three and nine months ended September 30, 2019 and 2018, respectively, in its condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of goods sold	$139	$138	$426	$380
Research and development	94	129	299	328
Selling and marketing	61	273	272	836
General and administrative	342	309	1,535	1,358
	$636	$849	$2,532	$2,902

The total share-based compensation expense included in the table above is attributable to stock options and RSUs of $601,000 and $35,000 for the three months ended September 30, 2019, respectively, and $2.4 million and $130,000 for the nine months ended September 30, 2019, respectively. The total share based compensation expense included in the table above is attributable to stock options and RSUs of $719,000 and $129,000 for the three months ended September 30, 2018, respectively, and $2.6 million and $266,000 for the nine months ended September 30, 2018, respectively.

As of September 30, 2019, there was $4.6 million of compensation costs, adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years for stock options and 2.2 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

During the nine months ended September 30, 2019, the Company granted 2,082,958 options under the 2015 Plan.  During the year ended December 31, 2018, the Company granted 953,539 options under the 2015 Plan. In June 2018 and July 2018, the Company granted 600,000 and 200,000 options, respectively, under the Inducement Plan to Gerald McLaughlin, the Company’s Chief Executive Officer, at an exercise price of $6.20 and $5.55 per share, respectively.

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

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

Nine Months Ended
September 30, 2019
Estimated dividend yield	0.00%
Expected stock price volatility	60.00%
Weighted-average risk-free interest rate	2.50%
Expected life of option in years	6.07
Weighted-average option fair value at grant	$1.25

A summary of outstanding and exercisable options as of September 30, 2019 and December 31, 2018 and the activity from December 31, 2018 through September 30, 2019, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2018	3,446,885	$8.94	$70

Exercisable at December 31, 2018	1,643,011	$10.63	$70

Granted	2,082,958	2.18
Exercised	(36,040)	0.32
Expired, forfeited or cancelled	(946,006)	10.34

Outstanding at September 30, 2019	4,547,797	$5.62	$39

Exercisable at September 30, 2019	1,436,254	$9.18	$23

The weighted-average remaining contractual life of options outstanding and exercisable on September 30, 2019 was 8.4 and 7.0 years, respectively. The option exercise prices for all options granted January 1, 2019 through September 30, 2019 ranged from $1.36 per share to $3.14 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2018 was 7.9 and 6.6 years, respectively. The option exercise price for all options granted in the year ended December 31, 2018 ranged from $4.76 to $10.40 per share.

Restricted Stock Units

On May 1, 2017, the Company granted 78,750 RSUs to members of its management that vest in four equal annual installments, beginning May 1, 2018. On October 2, 2017, the Company granted 6,250 RSUs to a member of its management that vest in four equal annual installments, beginning October 2, 2018. On March 1, 2018, the Company granted 93,750 RSUs to members of its management that vest in four equal annual installments, beginning March 1, 2019.

The Company satisfies its RSUs by issuing shares of the Company’s common stock when RSUs vest and are issued. In addition, when RSUs vest and are issued, RSU recipients may elect to have the Company withhold units as consideration for the tax withholding obligation for their vested RSUs. During the nine months ended September 30,

2019, 19,688 vested RSUs were converted into an equivalent 18,765 shares of common stock. The Company withheld 923 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the nine months ended September 30, 2019. During the year ended December 31, 2018, 33,748 vested RSUs were converted into an equivalent 26,991 shares of common stock. The Company withheld 6,757 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the year ended December 31, 2018.

A summary of outstanding RSUs as of September 30, 2019 and December 31, 2018 and the activity from December 31, 2018 through September 30, 2019, is presented below:

		Weighted-
	Number of	Average
	RSUs	Fair Value

Outstanding at December 31, 2018	75,314	$7.93

Granted	—	—
Vested	(19,688)	7.76
Expired, forfeited or cancelled	—	—

Outstanding at September 30, 2019	55,626	$7.99

Restricted stock

The Company did not issue any shares of restricted stock for the nine months ended September 30, 2019, or for the year ended December 31, 2018. No vested restricted stock awards were settled during the nine months ended September 30, 2019.

The Company had no unvested restricted stock as of September 30, 2019 and December 31, 2018. For the nine months ended September 30, 2019, there were no shares of restricted stock granted or forfeited.

Note 12. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of September 30, 2019 and December 31, 2018.

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

Operating lease: The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60- month lease for additional office space in Blue Bell, Pennsylvania, which commenced on May 1, 2016. Prior to the adoption of the New Lease Standard on January 1, 2019, the Company accounted for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $989,000 at December 31, 2018. The Company adopted ASU No. 2016-02 at January 1, 2019 and recognized an operating lease liability of $4.3 million under the New Lease Standard (See Note 2 and 9). The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $53,000 and $165,000 for the three and nine months ended September 30, 2019, respectively, and $44,000 and $150,000 for the three and nine months ended September 30, 2018, respectively. Rent expense for these leases, excluding the share of operating expenses, was

$253,000 for each of the three months ended September 30, 2019 and 2018, and $758,000 for each of the nine months ended September 30, 2019 and 2018.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”).  The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee.  The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $381,000 and $1,376,000 of compensation expense for the three and nine months ended September 30, 2019, respectively, and $353,000 and $1,164,000 for the three and nine months ended September 30, 2018, respectively, under the Bonus Plan.

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

Note 15. Related party transactions

In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which includes 750,000 shares of the Company’s common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price on February 17, 2017. On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of its common stock at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. The Company also granted the underwriter a 30-day option to purchase up to an additional 720,000 shares of its common stock. Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of both public offerings, and as a result, is classified as a related party. The Company is obligated under a $60.0 million senior secured credit Facility that was issued by the Company to Deerfield. On June 1, 2017, the Company and Deerfield entered into an Amendment to the Company’s existing Facility with Deerfield which extended the date to repay the Accrued Interest under the Facility to June 1, 2018, which may have been extended to June 1, 2019 at the election of the Company if certain conditions have been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the form of Convertible Notes issued to Deerfield on the Amendment Date. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled (see Note 8).

On November 5, 2018, the Company and Deerfield entered into the Second Amendment to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of the November Offering. The Second Amendment provides an option for the $15.0 million principal on the Facility due in May 2020 to be paid in either May 2021 or May 2022 upon the achievement of certain revenue milestones as described in the Second Amendment. Also, pursuant to the Second Amendment, the Company amended and restated its outstanding notes under the Facility in the form of senior secured convertible notes. The Company has the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate. Additionally, subject to the terms of the amended and restated convertible notes, Deerfield has the right to convert the remaining principal under the Facility into shares of Common Stock not to exceed 3,796,668 shares in the aggregate at a conversion price ranging from 95% to 83% of the greater of the average of the volume weighted average price per share of the Common Stock for the three-trading day period immediately preceding such conversion and $10.00. On November 8, 2018, the Company closed an underwritten public offering of 19,999,999 shares of its common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of its common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company were approximately $43.4 million. Deerfield also participated in the purchase of the Company’s common shares as part of this offering (see Note 8).

Note 16. Subsequent events

On October 2, 2019, the Company entered into a senior secured credit agreement with Encina Business Credit, LLC (“Encina”) as agent for the lenders (the “Loan Agreement”). Under the Loan Agreement, Encina will extend up to $25.0 million in secured revolving loans to the Company (the “Revolving Loans”), of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans bear variable interest through maturity at the one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin of 4.50%. In addition, the Company is required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears, upon a prepayment of a loan and on the maturity date. The maturity date under the Loan Agreement is May 11, 2022.

The Company may permanently terminate the revolving loan facility by prepaying all outstanding principal amounts and accrued interest at any time, subject to at least five (5) business days prior notice to the lender and the payment of a prepayment fee equal to (i) 2.0% of the aggregate principal amount prepaid if such prepayment occurs on or before October 2, 2020, (ii) 1.0% of the aggregate principal amount prepaid if such prepayment occurs after October 2, 2020 but before October 2, 2021, and (iii) 0.5% of the aggregate principal amount prepaid if such prepayment occurs after October 2, 2021 but before May 11, 2022.

The Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, engage in mergers and acquisitions or make asset sales without the prior written consent of the Lenders.  A failure to comply with these covenants could permit the Lenders to declare the Company’s obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above.

The Company expects to use the net proceeds of any revolver loans for working capital and general corporate purposes. As of November 1, 2019, the Company had no borrowing outstanding under the Revolving Loan.

In addition, in connection with the Loan Agreement, on October 2, 2019, the Company entered into a fourth amendment to the Facility (the “Fourth Amendment”) with Deerfield. Under the Fourth Amendment, the Company restated its representations and warranties made under the Facility and made additional representations and warranties consistent with those in the Loan Agreement. In addition, the affirmative covenants, negative covenants and events of default contained in the Facility were expanded to conform to applicable provisions in the Loan Agreement. The Company does not expect the Fourth Amendment to have a material effect on its financial statements.

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

OVERVIEW

We are a pharmaceutical company focused on developing, manufacturing and commercializing products utilizing our proprietary microparticle modified-release drug delivery technology platform, which we have already used to develop Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER oral suspension (“Adzenys ER”), for the treatment of attention deficit hyperactivity disorder (“ADHD”). Our products and product candidates are extended-release (“XR”), medications in patient-friendly, orally disintegrating tablets (“ODT”) or liquid suspension dosage forms. Our microparticle technology platform has enabled us to create novel, extended-release ODT and oral suspension dosage forms. We received approval from the U.S. Food and Drug Administration (“FDA”) for Adzenys XR-ODT, our amphetamine XR-ODT, on January 27, 2016 and commercially launched this product in May 2016. We received approval from the FDA for Cotempla XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017 and commercially launched this product in September 2017. Also, we received approval from the FDA for Adzenys ER, our amphetamine extended-release oral suspension, on September 15, 2017, and commercially launched this product in February 2018. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first amphetamine XR-ODT and the first methylphenidate XR-ODT, respectively, for the treatment of ADHD on the market. In addition to our marketed products, we are developing NT0502, our product candidate for the treatment of sialorrhea and NT-0400, our preclinical XR-ODT product candidate, for nausea and vomiting.

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

On October 23, 2018, we entered into an Exclusive License Agreement (the “License Agreement”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted us an exclusive, world-wide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX 101, referred to by us as NT0502. NT0502 is a new chemical entity that is being developed by us for the treatment of sialorrhea, which is excessive salivation or drooling. We are utilizing our microparticle technology platform to develop NT0502 to address the significant unmet medical needs for the treatment of chronic sialorrhea in adult and pediatric patients with neurological conditions including cerebral palsy, Parkinson’s disease, mental retardation, and amyotrophic lateral sclerosis or ALS. Investigational New Drug (“IND”)-enabling studies are ongoing and we anticipate initiating a Phase 1 clinical trial in the first half of 2020.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $13.4 million and $51.8 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, we had accumulated deficits of approximately $330.4 million and $317.0 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including, among other things:

•	sales and marketing efforts for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER;

•	research and development activities for new product candidates;

•	post-marketing approval research activities for our approved products;

•	manufacture of supplies for our preclinical studies and ongoing and planned clinical trials;

•	protection and enforcement of our intellectual property rights;

•	general operations as a public company; and

•	debt service costs on our existing debt facilities.

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

Beginning in January 2019, we have restructured our commercialization efforts for Adzenys XR-ODT and Cotempla XR-ODT to focus on more profitable business channels and market segments. As a result, although product mix has changed, average net price per pack has increased. Unit shipments of Adzenys XR-ODT for the three and nine months ended September 30, 2019 were 72,051 and 194,851, respectively, as compared to 64,835 and 191,441, respectively, for the three and nine months ended September 30, 2018. Unit shipments of Cotempla XR-ODT for the three and nine months ended September 30, 2019 were 56,255 and 164,107, respectively, as compared to 45,347 and 146,576, respectively, for the three and nine months ended September 30, 2018. Average net price per pack (30-day supply) of Adzenys XR-ODT was $122 for the three months ended September 30, 2019, as compared to $108 for the same period in 2018. For Cotempla XR-ODT, average net price per pack (30-day supply) was $128 for the three months ended September 30, 2019, as compared to $108 for the same period in 2018.

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

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cotempla XR-ODT	$159	$544	$644	$1,114
Adzenys ER	6	1	13	18
Adzenys XR-ODT	41	65	1,753	960
NT0502	131	—	345	—
Other Research and Development Activities (1)	1,214	1,427	4,002	4,017
	$1,551	$2,037	$6,757	$6,109

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

We believe that our selling and marketing expenses may increase to support the ongoing commercialization of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER in the United States.

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

Interest expense, net

Interest expense to date has consisted primarily of interest expense on senior debt, including the amortization of debt discounts, and the capitalized leases resulting from the sale-leaseback transactions of our newly-acquired property and equipment. We amortize debt issuance costs over the life of the notes which are reported as interest expense in our consolidated statements of operations.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenues

The following table summarizes our revenues for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Net product sales	$17,540	$12,503	$5,037	40.3%

Net product sales were $17.5 million for the three months ended September 30, 2019, an increase of $5.0 million, or 40.3%, compared to $12.5 million for the three months ended September 30, 2018. Sales from Cotempla XR-ODT increased approximately $2.3 million to $7.2 million for the three months ended September 30, 2019, compared to $4.9 million for the three months ended September 30, 2018. Sales from Adzenys XR-ODT increased $1.8 million to $8.8 million for the three months ended September 30, 2019, compared to $7.0 million for the three months ended September 30, 2018. Sales from our generic Tussionex increased $0.7 million to $1.3 million for the three months ended September 30, 2019, compared to $0.6 million for the three months ended September 30, 2018. Sales from Adzenys ER, which launched on February 26, 2018, were $0.2 million for the three months ended September 30, 2019 and were negligible for the three months ended September 30, 2018.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Cost of goods sold	$6,447	$6,957	$(510)	(7.3)%

Cost of goods sold was $6.5 million for the three months ended September 30, 2019, a decrease of $0.5 million, or 7.3%, compared to $7.0 million for the three months ended September 30, 2018. This decrease was primarily due to a $0.5 million decrease in labor and indirect production aggregate costs. The lower cost of goods sold, coupled with the 40.3% higher net product sales, increased our gross profit by 18.9% for the three months ended September 30, 2019 compared to the same period in 2018.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Research and development expenses	$1,551	$2,037	$(486)	(23.9)%

Research and development expenses were $1.5 million for the three months ended September 30, 2019, a decrease of $0.5 million, or 23.9%, compared to $2.0 million for the three months ended September 30, 2018. The decrease was primarily due to a $0.4 million decrease in product development expenses and a $0.1 million decrease in professional services expense.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Selling and marketing expenses	$7,125	$10,446	$(3,321)	(31.8)%

Selling and marketing expenses were $7.1 million for the three months ended September 30, 2019, a decrease of $3.3 million, or 31.8%, compared to $10.4 million for the three months ended September 30, 2018. This decrease was primarily driven by lower salary and incentive compensation expenses of $1.5 million, lower marketing expenses of $0.6 million, lower travel and entertainment expenses of $0.5 million, primarily resulting from the restructuring of our sales and marketing organization in the quarter ended December 31, 2018, lower professional services expenses of $0.2 million, lower contract sales organization expenses of $0.3 million due to the internalization of our sales force in April 2018 and lower advertising expenses of $0.2 million.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
General and administrative expense	$2,850	$3,537	$(687)	(19.4)%

General and administrative expenses were $2.8 million for the three months ended September 30, 2019, a decrease of $0.7 million, or 19.4%, compared to $3.5 million for the three months ended September 30, 2018. The decrease was primarily driven by lower professional service expenses of $0.3 million and lower salary and incentive compensation expenses of $0.4 million.

Interest expense

The following table summarizes interest expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Interest expense	$1,869	$2,260	$(391)	(17.3)%

The total interest expense was $1.9 million for the three months ended September 30, 2019, a decrease of $0.4 million, or 17.3%, compared to $2.3 million for the three months ended September 30, 2018, primarily due to the decrease in outstanding principal under the senior secured credit agreement. Interest expense primarily consists of interest on the senior debt for both the three months ended September 30, 2019 and 2018.

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Other income, net	$251	$39	$212	543.6%

Other income, net, was $0.2 million for the three months ended September 30, 2019, an increase of $0.2 million, or 543.6%, compared to a negligible amount for the three months ended September 30, 2018. Other income, net mainly consisted of change in fair value of the Deerfield debt derivative and interest income for both the three months ended September 30, 2019 and 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Net product sales	$47,817	$34,595	$13,222	38.2%

Net product sales were $47.8 million for the nine months ended September 30, 2019, an increase of $13.2 million, or 38.2%, compared to $34.6 million for the nine months ended September 30, 2018. Sales from Cotempla XR-ODT increased approximately $6.6 million to $19.5 million for the nine months ended September 30, 2019, compared to $12.9 million for the nine months ended September 30, 2018. Sales from Adzenys XR-ODT increased $4.2 million to $22.7 million for the nine months ended September 30, 2019, compared to $18.5 million for the nine months ended September 30, 2018. Sales from our generic Tussionex increased $2.0 million to $5.0 million for the nine months ended September 30, 2019, compared to $3.0 million for the nine months ended September 30, 2018. Net sales of Adzenys ER, which launched on February 26, 2018, were $0.6 and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Cost of goods sold

The following table summarizes our cost of goods sold for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Cost of goods sold	$17,942	$19,165	$(1,223)	(6.4)%

Cost of goods sold was $18.0 million for the nine months ended September 30, 2019, a decrease of $1.2 million, or 6.4%, compared to $19.2 million for the nine months ended September 30, 2018. This decrease was primarily due to a $2.6 million decrease in product cost of goods sold resulting from improved manufacturing yields from our branded products. This decrease was partially offset by a $1.4 million increase in labor and indirect production aggregate costs. The lower cost of goods sold, coupled with the 38.2% higher net product sales, increased our gross profit by 17.9% for the nine months ended September 30, 2019 compared to the same period in 2018.

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Research and development expenses	$6,757	$6,109	$648	10.6%

Research and development expenses were $6.7 million for the nine months ended September 30, 2019, an increase of $0.6 million, or 10.6%, compared to $6.1 million for the nine months ended September 30, 2018. The increase was primarily due to a $1.0 million increase in clinical study expenses for our post-marketing commitments for Adzenys XR-ODT and Cotempla XR-ODT and a $0.3 million increase in professional expenses. These increases were partially offset by a $0.6 million decrease in product development expenses and a $0.1 million decrease in salary and incentive compensation expenses.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Selling and marketing expenses	$21,463	$34,993	$(13,530)	(38.7)%

Selling and marketing expenses were $21.5 million for the nine months ended September 30, 2019, a decrease of $13.5 million, or 38.7%, compared to $35.0 million for the nine months ended September 30, 2018. This decrease was primarily driven by lower contract sales organization expenses of $7.3 million due to the internalization of our sales force in April 2018, lower marketing expenses of $2.6 million, lower professional services expenses of $1.3 million, lower salary and incentive compensation expenses of $2.4 million, lower advertising expenses of $0.6 million and lower travel and entertainment expenses of $0.7 million. These decreases were partially offset by higher administrative expenses of $1.5 million due to the establishment of our internal sales team in April 2018.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
General and administrative expense	$10,355	$10,588	$(233)	(2.2)%

General and administrative expenses were $10.4 million for the nine months ended September 30, 2019, a decrease of approximately $0.2 million, or 2.2%, compared to $10.6 million for the nine months ended September 30, 2018. The decrease was primarily due to lower professional services expenses of $0.6 million, partially offset by a $0.4 million increase in salary and incentive compensation expenses.

Interest expense

The following table summarizes interest expense for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Interest expense	$5,971	$6,712	$(741)	(11.0)%

The total interest expense was $6.0 million for the nine months ended September 30, 2019, a decrease of $0.7 million, or 11.0%, compared to $6.7 million for the nine months ended September 30, 2018, primarily due to the decrease in outstanding principal under the senior secured credit agreement. Interest expense primarily consists of interest on the senior debt for both the nine months ended September 30, 2019 and 2018.

Other income (expense), net

The following table summarizes our other income (expense) for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Other income, net	$1,257	$634	$623	98.3%

Other income, net, was $1.2 million for the nine months ended September 30, 2019, an increase of $0.6 million, or 98.3%, compared to $0.6 million for the nine months ended September 30, 2018. Other income, net mainly consisted of change in fair value of the Deerfield debt derivative and interest income for both the nine months ended September 30, 2019 and 2018.

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

On June 30, 2017, we closed an underwritten public offering of 4,800,000 shares of our common stock at a price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. We also granted the underwriter a 30-day option to purchase up to an additional 720,000 shares of our common stock which the underwriter exercised in full on July 26, 2017. The net proceeds to us from this offering, after deducting offering expenses payable by us, were approximately $34.3 million.

The shares of common stock for both the June 2017 and February 2017 offerings were offered pursuant to a shelf registration statement on Form S-3, including a base prospectus, filed by us on August 1, 2016, and declared effective by the SEC on August 12, 2016. This shelf registration statement covered the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the “2016 Shelf”).

We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “Cowen Sales Agreement”). During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Cowen Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million after paying compensation to the sales agent of $0.1 million. During the year ended December 31, 2018, we sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million. On November 5, 2018, we supplemented the 2016 Shelf to reduce the size of the Sales Agreement to up to $7,825,113 of our common stock (inclusive of amounts previously sold thereunder prior to the date hereof), effective on November 5, 2018.  As of the date hereof, aggregate gross proceeds of sales of our common stock under the Sales Agreement total $7,825,113, and sales of our common stock under the Cowen Sales Agreement have been suspended. The Cowen Sales Agreement terminated with the expiration of the 2016 Shelf on August 12, 2019.

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

Subsequent to the reporting date, on October 2, 2019, we entered into a senior secured credit agreement with Encina Business Credit, LLC (“Encina”) as agent for the lenders (the “Loan Agreement”). Under the Loan Agreement, Encina will extend up to $25.0 million in secured revolving loans to us (the “Revolving Loans”), of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans bear variable interest through maturity interest at the one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin of 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears, upon a prepayment of a loan and on the maturity date. The maturity date under the Loan Agreement is May 11, 2022.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of September 30, 2019, we had $23.3 million in cash and cash equivalents and $2.0 million in short-term investments. We believe that our existing cash and cash equivalents and short-term investments, together with our credit facility with Encina and any cash generated from operations, will be sufficient to fund our operations for at least the next 12 months after the filing date of this Quarterly Report on Form 10-Q.

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

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine months ended
	September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Net cash (used in) provided by:
Net cash used in operating activities	$(12,019)	$(36,182)	$24,163
Net cash (used in) provided by investing activities	(2,727)	17,560	(20,287)
Net cash (used in) provided by financing activities	(8,448)	3,208	(11,656)

Net decrease in cash and cash equivalents	$(23,194)	$(15,414)	$(7,780)

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

Net cash used in operating activities was $12.0 million and $36.2 million for the nine months ended September 30, 2019 and 2018, respectively. The $24.2 million decrease in net cash used in operating activities was due to the $28.9 million decrease in our net losses, as discussed in “Results of Operations” above, a $0.1 million increase in noncash items and a $4.8 million decrease in the provision of cash from working capital.

The decrease in cash provided from working capital changes resulted primarily from a $9.2 million increased cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments, a $1.1 million decrease in inventory and $0.1 million decrease in other assets mainly associated with prepaid expenses, partially offset by a $5.6 million increase in accounts receivable primarily due to increased sales in the first nine months of 2019. The increase in noncash items was principally due to a $0.4 million increase in amortization of senior debt fees, a $0.2 million increase in amortization of patents and other intangible assets, a $0.3 million increase in depreciation and amortization of property and equipment and $0.1 million increase in amortization of short-term investment purchase discount. These increases in noncash items were partially offset by a $0.5 million decrease in the fair value change of derivative liabilities and a $0.4 million decrease in share-based compensation expense.

Cash (used in) provided by investing activities

Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash used by investing activities of $2.7 million for the nine months ended September 30, 2019 was primarily due to a $9.2 million purchase of short-term investments, partially offset by the $7.3 million sales and maturities of short-term investments and $0.7 million of capital expenditure principally for production equipment. Net cash provided by investing activities was $17.6 million for the nine months ended September 30, 2018 primarily from $36.5 million of sales and maturities of short-term investments, partially offset by the $17.9 million purchase of short-term investments and $1.0 million of capital expenditure principally for production equipment.

Cash used in financing activities

Net cash used in financing activities of $8.4 million for the nine months ended September 30, 2019 was primarily due to $7.5 million principal payment of senior secured debt and $0.8 million principal payment of finance lease obligations. Net cash provided by financing activities of $3.2 million for the nine months ended September 30,

2018 was from $3.9 million proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs, partially offset by $0.7 million payments under the capital leases.

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

Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of September 30, 2019, we were in compliance with the covenants under the Facility.

During the year ended December 31, 2017, we entered into an agreement for the sale-leaseback of newly acquired assets with a total capitalized cost of $3.2 million, with bargain purchase option at the end of the lease. The approximate imputed interest rate on these leases is 14.9%. In addition, during the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company entered into equipment leases with a total capitalized cost of $0.4 million and $0.1 million, respectively, with bargain purchase option at the end of each respective lease. The approximate interest rate on these leases is 6.5% and 5.3%, respectively. These leases were classified as finance leases as of September 30, 2019 and capital leases as of December 31, 2018. See “Contractual Commitments and Obligations” below for future payments under these leases.

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

On November 5, 2018, we filed Supplement No. 1 to the prospectus dated August 12, 2016, which reduced the size of our continuous offering of our common stock pursuant to the Sales Agreement. Following the reduction, we are authorized to issue up to $7,825,113 of our common stock pursuant to the Sales Agreement (inclusive of amounts previously sold thereunder prior to the date hereof).  As of the date hereof, aggregate gross proceeds of sales of our common stock under the Sales Agreement total $7,825,113, and sales of our common stock under the Sales Agreement have been suspended. The Cowen Sales Agreement terminated with the expiration of the 2016 Shelf on August 12, 2019.

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

On March 18, 2019, we filed a shelf registration statement covering the offering, issuance and sale by us of up to an aggregate of $100.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the “2019 Shelf”). We simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by us of up to $30.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf (the “Cantor Sales Agreement”). The 2019 Shelf was declared effective by the SEC on May 1, 2019.

Subsequent to the reporting date, on October 2, 2019, we entered into the Loan Agreement with Encina. Under the Loan Agreement, Encina will extend up to $25.0 million in secured Revolving Loans to us, of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable.

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

We believe that our existing cash and cash equivalents and short-term investments, together with our credit facility with Encina and any cash generated from operations, will be sufficient to fund our anticipated operating requirements for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q.

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following tables reflect summaries of our estimates of future material contractual obligations as of September 30, 2019. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter
	(In thousands)
Deerfield senior secured facility	$55,754	$20,315	$35,439	$—	$—
Texas facility operating lease	5,466	993	2,048	2,149	276
Finance leases for equipment	1,599	1,202	234	163	—
Pennsylvania facility operating lease	246	155	91	—	—
Equipment operating leases	141	60	81	—	—
Earnout liability	37	—	—	—	37
	$63,243	$22,725	$37,893	$2,312	$313

We had borrowed $60.0 million under the Deerfield Facility. On November 5, 2018, we amended the facility and prepaid $7.5 million otherwise due in May 2019. Pursuant to the terms of the Facility, as amended, we made a $7.5 million principal payment in May 2019, and we currently have a balance of $45.0 million of senior secured credit as of September 30, 2019. The payments above are inclusive of related interest amounts as of September 30, 2019.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of September 30, 2019, we had cash and cash equivalents of $23.3 million and short-term investments of $2.0 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents and short-term investments portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

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

On July 25, 2016, we received a paragraph IV certification from Actavis advising us that Actavis filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. alleging that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. On October 17, 2017, we entered into the Actavis Agreement with Actavis, which resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA. Under the Actavis Agreement, we granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

On October 31, 2017, we received a paragraph IV certification from Teva advising us that Teva filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. On December 21, 2018, we entered into the Teva Agreement with Teva, which resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva’s ANDA. Under the Teva Agreement, we granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

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

Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR-ODT, our amphetamine extended-release orally disintegrating tablet (“XR-ODT”), Cotempla XR-ODT, our methylphenidate XR-ODT, and Adzenys ER, our amphetamine XR oral suspension (which we collectively refer to as our “Branded Products”) for the treatment of attention deficit hyperactivity disorder, or ADHD, and, if approved, any other product candidates that we may develop. We have limited commercial experience, having only generated revenues from the sale of our generic Tussionex since we acquired it in 2014, and Adzenys XR-ODT, Cotempla XR-ODT, and Adzenys ER, which we commenced commercializing in May 2016, September 2017, and February 2018, respectively. None of our marketed products have thus far generated product sales revenues at levels sufficient for us to attain profitability. We have not generated any revenues from product sales of any other product candidates and, to date, have incurred significant operating losses.

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

While we have established internal and external capabilities for the sale, marketing and distribution of our Branded Products, and there is no guarantee that we will be successful in the commercialization of our products. We currently have a limited sales history for our Branded Products. Additionally, in the future, we may need to expand or build additional sales, marketing and distribution capabilities for our products. Although we have established a focused, specialty sales and marketing organization of approximately 75 representatives to promote our approved products in the United States, these commercialization capabilities have only been recently established, and we may need to significantly expand our sales force if we decide to undertake additional commercialization activities on our own, which will be costly and time-consuming. We cannot be certain that we will reap the benefits of our commercialization efforts of our Branded Products compared to the cost of such efforts. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex, and, before the commercial launch of Adzenys XR-ODT, we had no prior experience, as a company, in marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to successfully hire, retain and incentivize qualified individuals, generate sufficient and appropriate customer targets, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failures associated with the operation or expansion of our internal and external sales, marketing and distribution capabilities could adversely impact the commercialization of these products.

In addition, while we realigned our commercial operations in November 2018 to deploy our resources to what we believe are the most appropriate regions and physician targets, there can be no assurances that we will realize the intended benefits of this realignment or that our strategy will improve our operating results. As part of this realignment, we also reduced the size of our commercialization organization resulting in approximately $1.0 million of severance and employee related costs. The realignment, and the resulting reduction of the size of our salesforce, may result in fewer prescriptions written for our marketed products.

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

In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMPs”). These cGMP regulations cover all aspects of manufacturing relating to our generic Tussionex and our Branded Products. As such, we are subject to continual review and periodic inspections to assess compliance with cGMP and must continue to expend time, money and resources in all areas of regulatory compliance, including manufacturing, production and quality control.

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

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We face significant existing competition in the United States and, if approved, would face significant competition in markets outside the United States, from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example:

•

amphetamine XR is currently marketed in the United States by (i) Takeda Pharmaceutical Company Limited under the brand names Adderall XR®, Vyvanse®, and Mydayis® and (ii) Tris Pharma, Inc. (“Tris”), under the brand name Dyanavel XR®; and

•

methylphenidate is marketed in the United States by (i) Janssen Pharmaceuticals, Inc. under the brand name Concerta®, (ii) Tris under the brand names Quillivant XR® and QuilliChew ER®, (iii) Rhodes Pharmaceuticals LP under the brand name Aptensio XR®, (iv) Ironshore Pharmaceuticals Inc. under the brand name Jornay PM™, (v) Osomotica Pharmaceuticals plc under the name Methylphenidate HCl ER 72 mg Tablets, (vi) Novartis under the brand names Focalin XR® and Ritalin LA® and (vii) Adlon Therapeutics L.P., a subsidiary of Purdue Pharma L.P., under the name Adhansia XR™.

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

Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product, such as our Branded Products, can be lost to the generic version. Accordingly, competition from generic equivalents to our product candidates would materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our product candidates. For example, on July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement with Actavis, pursuant to which we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. (“Teva”) advising us that Teva filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. On December 21, 2018, we entered into a Settlement Agreement and a Licensing Agreement with Teva, pursuant to which we have granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances.

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

We currently depend on third-party suppliers for the supply of the APIs for our products and product candidates, including drug substance for nonclinical research, clinical trials and commercialization. For our Branded Products and our generic Tussionex, we currently rely on single suppliers for raw materials including APIs, which we use to manufacture, produce and package final dosage forms. In particular, we have an exclusive supply agreement with Coating Place, Inc. (“CPI”), pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We are subject to penalties from wholesalers and contracted retailers if we do not deliver our generic Tussionex and Branded Products in quantities that meet their demand. Any such delays could trigger these penalty provisions, which would have a negative impact on our business.

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

In addition, we must comply with federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such products or product candidates or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical development, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our products or product candidates. In connection with a general cGMP and pre-approval inspection for Adzenys ER from July 11 to July 25,

2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA has conducted additional inspections in 2018 that have not resulted in FDA Form 483s. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation drugs that we no longer manufacture. In July 2019, we filed a motion with the U.S. District Court of North Texas to vacate the Consent Decree, which was unopposed by the Department of Justice and the FDA and was granted by the court on July 11, 2019. While the Consent Decree has been vacated, there can be no assurance that we will not become subject to similar orders in the future, which may result in us continuing to expend resources and attention to observe its terms, and there can be no assurance that we will be in compliance with its requirements.

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

We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all. An inability to continue manufacturing adequate supplies of our Branded Products or our generic Tussionex at our Grand Prairie, Texas facility could result in a disruption in the supply of our products to physicians and pharmacies, which would adversely affect our ability to generate revenues.

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

Products containing controlled substances may generate public controversy. Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of controlled substances such as opioids in the United States. State and local governmental agencies have commenced investigations into pharmaceutical companies and others in the supply chain in connection with the distribution of opioid medications. For example, on March 7, 2018 and April 18, 2019, we received citations advising us that the County of Harris Texas and the County of Walker Texas filed lawsuits on December 13, 2017 and January 11, 2019, respectively, against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through these lawsuits, each of Harris County and Walker County seek to recoup as damages some of the expenses they allegedly have incurred to combat opioid use and addiction. Each of Harris County and Walker County also seeks punitive damages, disgorgement of profits and attorneys’ fees. In addition, multiple lawsuits have been filed against pharmaceutical companies alleging, among other claims, failures to provide effective controls and procedures to guard against the diversion of controlled substances, negligence by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failures to report suspicious orders of controlled substances in accordance with regulations. Certain of these cases have recently been settled, some for hundreds of millions of dollars. In the future, political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict, the introduction and marketing of our product or product candidates, the withdrawal of currently approved products from the market, or result in other legal action.

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

The Right to Try Act of 2018 provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer should develop an internal policy and respond to patient requests according to that policy.

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

We intend to identify, develop and market additional product candidates, including with respect to NT0502, which we plan to advance into the clinic in the first half of 2020 if we complete IND-enabling activities; however, we may not be able to commence or complete the clinical trials that would support the submission of an NDA to the FDA.

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

We have incurred significant net losses of $13.4 million for the nine months ended September 30, 2019, and $51.7 million for the year ended December 31, 2018. As of September 30, 2019 and December 31, 2018, we had accumulated deficits of $330.4 million and $317.0 million, respectively. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements.  Our company has limited operating history commercializing branded products, and our Branded Products will require substantial investment in the future as we seek to grow net sales from these products and achieve profitability.  In addition, our product candidates will require substantial additional investment in the future.  Despite this investment, we may never secure regulatory approvals or, even if approved, generate product sales from these product candidates.  In the near term, we expect to continue to incur substantial operating expenses in connection with the manufacturing and commercialization of our products, the development of our product candidates and the operation of our business.  Because of the numerous risks and uncertainties associated with our commercial products and the development of our product candidates, we are unable to accurately predict the timing or amount of our revenues and expenses, whether we will have sufficient funding available to us, or when, if ever, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our common stock, would necessitate our need to obtain additional funding for us to continue operations, and could impair our ability to raise capital, expand our business, continue our development efforts, or diversify our product offerings, among other things. A decline in the value of our company also could cause you to lose all or part of your investment.

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

On May 11, 2016, we entered into a senior secured credit facility with Deerfield as lender of which $45.0 million of senior secured credit is outstanding as of September 30, 2019.  Under our agreement, we are required to make payments of $15.0 million in each of May 2020 and May 2021, and a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly at a rate of 12.95% per year. On October 2, 2019, we entered into a loan agreement with Encina pursuant to which Encina will extend up to $25.0 million in secured revolving loans to us. Any loans under this agreement bear variable through interest at the one-month LIBOR, plus an applicable margin of 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. As of November 1, 2019, we had no borrowing outstanding under this facility. All obligations under our credit facilities are secured by substantially all of our existing property and assets subject to certain exceptions. These debt financings and any future debt financings may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of September 30, 2019 and December 31, 2018, we had accumulated deficit of $330.4 million and $317.0 million, respectively. Although we have strategies and plans to achieve profitability through revenue growth, we expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to market our approved products and continue to develop and seek marketing approval for our product candidates.

As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our debt agreements. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, finance our operations, our research and development efforts and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail or eliminate one or more of our programs.

Failure to satisfy our current and future debt obligations under our credit facilities with Deerfield or Encina could result in an event of default and, as a result, our lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due under one or both of our debt agreements as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness. In connection with our facility with Encina, we amended our credit facility with Deerfield to, among other things, restate our representations and warranties in favor of Deerfield and made additional representations and warranties consistent with those that we made in the Encina facility. In addition, the affirmative covenants, negative covenants and events of default in the Deerfield facility were expanded to conform to applicable provisions in the Encina facility.

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

We rely on third parties to perform many essential services for our commercial products, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to continue to commercialize our products will be significantly impacted and we may be subject to regulatory sanctions.

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which will be out of our direct control. These service providers may provide key services related to, among other things, distribution, customer service, accounts receivable management and cash collection. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand may be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient or if they fail to comply with various requirements, we could be subject to regulatory sanctions.

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

Due to legal standards relating to patentability, validity, enforceability and scope of claim, patents covering pharmaceutical and biotechnology inventions involve complex legal, scientific and factual questions. Formulation of drug products such as ours with complex release profiles is an area of intense research, publishing and patenting, which limits the scope of any new patent applications. As a result, our ability to obtain, maintain and enforce patents is uncertain and any rights under any existing patents, or any patents we might obtain or license, may not provide us with sufficient protection for our products and product candidates to afford a commercial advantage against competitive products or processes. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Even if patents do successfully issue, third parties may challenge their patentability, validity (e.g., by discovering previously unidentified prior art, or a patent-barring event such as a prior public disclosure, use, sale or offer for sale of the invention), enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. For example, we have in-licensed certain patent applications for NT0502 for which prior art may limit the scope of claims in the patents, if ultimately issued by the USPTO. In addition, U.S. patents may be challenged by third parties via inter partes review, post grant review, derivation or interference proceedings at the USPTO, and European patents may be challenged via an opposition proceeding at the European Patent Office. Furthermore, if we were to assert our patent rights against a competitor, the competitor could challenge the validity and/or enforceability of the asserted patent rights. Although a granted U.S. patent is entitled to a statutory presumption of validity, its issuance is not conclusive as to its validity or its enforceability, and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products.

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

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering a product or our technology, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description, non-enablement or a patent-barring event, such as a public disclosure, use or sale of the invention more than a year before the filing date of the application. Grounds for an unenforceability assertion could, for example, be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution, or that a third party challenging one of our patents would not assert that a patent-barring event had occurred. If a plaintiff or a defendant were to prevail on a legal assertion of invalidity and/or unenforceability against one or more of our patents, we would lose at least part, and perhaps all, of the patent protection for one or more of our products or product candidates. Such a loss of patent protection could have a material adverse impact on our business. For example, on July 25, 2016, we received a paragraph IV certification from Actavis advising us that Actavis filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. This case alleged that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the “Actavis Agreement”) with Actavis, which resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA.  Under the Actavis Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies. On October 31, 2017, we received a paragraph IV certification from Teva advising us that Teva filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva. This case alleged that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. On December 21, 2018, we entered into a Settlement Agreement and a Licensing Agreement (collectively, the “Teva Agreement”) with Teva, which resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva’s ANDA.  Under the Teva Agreement, we have granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering, in July 2015 at a price of $15.00 per share, our stock price has ranged from $1.13 to $28.99, through November 1, 2019. Our stock price could be subject to wide fluctuations in the future in response to a variety of factors, including the following:

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

Our principal stockholders and management own a significant percentage of our shares and will be able to exert significant influence over matters subject to stockholder approval.

As of September 30, 2019, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 34.1% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to exert significant influence over matters such as the elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

10.1	Loan and Security Agreement, dated as of October 2, 2019, by and between Neos Therapeutics, Inc., Neos Therapeutics Brands, LLC and Neos Therapeutics, L.P., as borrowers, Neos Therapeutics Commercial, LLC and PharmaFab Texas, LLC, as Loan Party Obligors, Encina Business Credit, LLC, as agent, and lenders listed therein as lenders.	8-K	10.1	10/03/19	001-37508

10.2	Fourth Amendment to Facility Agreement, dated as of October 2, 2019, by and between Neos Therapeutics Inc., as borrower, Neos Therapeutics Commercial, LLC, Neos Therapeutics Brands, LLC, Neos Therapeutics, L.P. and PharmaFab Texas, LLC, as guarantors, and Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Mgmt, L.P., as agent and lenders.	8-K	10.2	10/03/19	001-37508

10.3	Intercreditor Agreement, dated as of October 2, 2019, by and between Encina Business Credit, LLC, as the ABL Agent and lender, Deerfield Mgmt, L.P., as Term Loan agent and lender, Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P., as the Term Loan lenders.	8-K	10.3	10/03/19	001-37508

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

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

Neos Therapeutics, Inc.

Date:	November 8, 2019	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)