Form 10-K
period 2019-12-31
Neos Therapeutics, Inc.
filed 2020-03-13
CIK 1467652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-36292

NEOS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	2834 (Primary Standard Industrial Classification Code Number)	27‑0395455 (I.R.S. Employer Identification Number)

2940 N. Highway 360

Grand Prairie, TX 75050

(972) 408‑1300

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to section 12(b) of the Act::

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NEOS	The NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on June 30, 2019 was $63.5 million.

As of March 6, 2020, there were 49,743,122 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2020 Annual Meeting of Stockholders. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019.

Special note regarding forward‑looking statements

This Annual Report on Form 10‑K contains forward‑looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward‑looking statements. We make such forward‑looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10‑K are forward‑looking statements. In some cases, you can identify forward‑looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward‑looking statements contained in this Annual Report on Form 10‑K include, but are not limited to, statements about:

•	our anticipated cash needs and our estimates regarding our anticipated expenses, capital requirements and our needs for additional financings;
•	our ability to successfully commercialize Adzenys XR-ODT®, Cotempla XR-ODT® and Adzenys ER® or develop and commercialize any other future product or product candidate;
•

our ability to maintain our license for NT0502, successfully complete clinical development of this molecule, to file for and obtain regulatory approval of NT0502 and to otherwise realize the intended benefits of this license;

•

our debt facility agreement, as amended, with Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P., and our revolving loan facility with Encina Business Credit, LLC, and our ability to satisfy the repayment obligations thereunder;

•

the cost or other aspects of the future sales of Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER or the timing, cost or other aspects of the commercial launch and future sales of any other future product or product candidate;

•	our ability to successfully manufacture and distribute Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER or any other future product or product candidate;
•	the attention deficit hyperactivity disorder patient market size and market adoption of Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER by physicians and patients;
•	the therapeutic benefits, effectiveness and safety of Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER or any other future product or product candidate;
•	our expectations regarding the commercial supply of Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER, or any other future products, or our generic Tussionex;
•

our ability to receive, and the timing of any receipt of the U.S. Food and Drug Administration, (“FDA”), approvals, or other regulatory action in the United States and elsewhere, for any future product candidate;

•	our expectations regarding federal, state and foreign regulatory requirements;
•

our entry into the settlement and licensing agreement with Actavis Laboratories FL, Inc. (“Actavis”) the effect of our agreement with Actavis on its Abbreviated New Drug Application (“ANDA”) and with the FDA for a generic version of Adzenys XR‑ODT, and the expected timing of the manufacture and marketing of Actavis’s generic version of Adzenys XR‑ODT under its ANDA;

•

our entry into the settlement and licensing agreement with Teva Pharmaceuticals USA, Inc. (“Teva”) the effect of our agreement with Teva on its ANDA and with the FDA for a generic version of Cotempla XR‑ODT, and the expected timing of the manufacture and marketing of Teva’s generic version of Cotempla XR‑ODT under its ANDA;

•	our product research and development activities, including the timing and progress of our clinical trials, and projected expenditures;
•	issuance of patents to us by the U.S. Patent and Trademark Office and other governmental patent agencies;
•	our ability to achieve profitability;
•	our staffing needs; and
•	the additional risks, uncertainties and other factors described under the caption “Risk Factors” in this Annual Report on Form 10‑K.

We caution you that the foregoing list may not contain all of the forward‑looking statements made in this Annual Report on Form 10‑K.

You should not rely upon forward‑looking statements as predictions of future events. We have based the forward‑looking statements contained in this Annual Report on Form 10‑K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10‑K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Annual Report on Form 10‑K. The results, events and circumstances reflected in the forward‑looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward‑looking statements.

The forward‑looking statements made in this Annual Report on Form 10‑K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward‑looking statements made in this Annual Report on Form 10‑K to reflect events or circumstances after the date of this Annual Report on Form 10‑K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward‑looking statements and you should not place undue reliance on our forward‑looking statements. Our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Furthermore, this Annual Report on Form 10‑K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.

NEOS THERAPEUTICS, INC.

Annual Report on Form 10‑K

For the Fiscal Year Ended December 31, 2019

PART I

ITEM 1. Business

Overview

Neos Therapeutics, Inc. is a commercial-stage pharmaceutical company developing, manufacturing and commercializing central nervous system-focused products. Unless the context otherwise requires, we use the terms “Neos,” “the Company,” “we,” “us,” and “our” to refer to Neos Therapeutics, Inc.

We currently have three branded products marketed and sold by us in the United States using our internal commercial organization. These commercial products are extended-release (“XR”) medications in patient-friendly, orally disintegrating tablet (“ODT”) or oral suspension dosage forms that utilize our microparticle modified-release drug delivery technology platform. We received approval from the U.S. Food and Drug Administration (“FDA”) for our three attention deficit hyperactivity disorder (“ADHD”) products, as follows:

Branded Product	Approved Indication	FDA Approval Date	Commercial Launch Date
Adzenys XR‑ODT (amphetamine)	Treatment of ADHD in patients 6 years and older	January 2016	May 2016
Cotempla XR‑ODT (methylphenidate)	Treatment of ADHD in patients 6 to 17 years old	June 2017	September 2017
Adzenys ER (amphetamine) oral suspension	Treatment of ADHD in patients 6 years and older	September 2017	February 2018

Products containing amphetamine or methylphenidate are the most commonly prescribed medications in the United States for the treatment of ADHD. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first  amphetamine and methylphenidate extended-release, orally disintegrating tablets, respectively, marketed for the treatment of ADHD. In 2019, to facilitate improved patient access to our ADHD products, we deployed what we believe to be a best-in-class, Neos-sponsored patient support program, called Neos RxConnect. This program successfully grew through the year and now operates through a network of approximately 500 pharmacies as of the end of 2019. The Neos RxConnect program offers affordable and predictable copays to all commercially insured patients, regardless of their individual insurance plan and seeks to significantly reduce the challenges and frustrations that health care professionals and their office staff can face when prescribing medications, including our medications, for their patients. In addition to our branded ADHD products, we sell our generic equivalent to the branded product Tussionex®, an extended release oral suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold (“generic Tussionex”). For the year ended December 31, 2019, our total revenues increased to $64.6 million from $50.0 million for the year ended December 31, 2018 and $27.1 million for the year ended December 31, 2017, all of which were generated in the United States.

Our lead clinical-stage asset, NT0502 (N-desethyloxybutynin), is an active metabolite of the active ingredient in DITROPAN®  (oxybutynin chloride), an FDA-approved medication for a urological condition. NT0502 is a new chemical entity (“NCE”) and selective anticholinergic agent that we are developing as an oral, once- or twice-daily treatment to reduce chronic sialorrhea in patients with neurological conditions associated with excessive salivation and drooling. Based on preclinical data, we believe that NT0502 is preferential for blocking muscarinic receptors in the salivary glands and may offer the potential for an improved tolerability profile and an easier-to-dose oral formulation compared to existing treatment options. We intend to utilize the regulatory pathway provided by Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “505(b)(2) regulatory approval pathway”) for NT0502. In January 2020, we announced that we had completed dosing in a Phase 1 pilot pharmacokinetic study for NT0502, with top-line results expected in the first quarter of 2020. The Phase 1 trial is a single-dose open-label, randomized, parallel study to assess the systemic exposure and safety of four ion-resin, modified-release ODT formulations of NT0502 and oxybutynin in 30 healthy adults. Data from this study is expected to provide insights into the pharmacokinetic profile of the four tested formulations and provide guidance on final formulation selection and dosing for future clinical trials. In the second half of 2020, we plan to initiate a Phase 1 single ascending dose/multiple ascending dose study (“SAD/MAD study”) of NT0502. NT0502 entered our pipeline on October 23, 2018, when we entered into an Exclusive License Agreement (the “License Agreement”) with NeuRx Pharmaceuticals, LLC (“NeuRx”) pursuant to which NeuRx granted an exclusive, worldwide, royalty bearing license to us to develop, manufacture and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX-101, now NT0502.

We expect our patent estate, which we developed internally and which includes composition-of-matter, method-of-manufacture and method-of-use patents and patent applications, some of which are not scheduled to expire until 2032, will provide additional protection for our branded products. As a result of Abbreviated New Drug Applications (“ANDAs”) filed with the FDA for a generic version of Adzenys XR-ODT by Actavis Laboratories FL, Inc. (“Actavis”) and for a generic version of Cotempla XR-ODT by Teva Pharmaceuticals USA, Inc. (“Teva”) we have entered into a Settlement Agreement and Licensing Agreement with Actavis (collectively, the “Actavis Agreement”) whereby Actavis is granted the right to manufacture and market its generic version of Adzenys XR-ODT under its ANDA beginning on September 1, 2025, or earlier under certain circumstances, and a Settlement Agreement and Licensing Agreement with Teva (collectively, the “Teva Agreement”) whereby Teva is granted the right to manufacture and market its generic version of Cotempla XR-ODT under its ANDA beginning on July 1, 2026, or earlier under certain circumstances. These agreements have been submitted to the applicable governmental agencies.

We manufacture each of our commercial products and clinical product candidates in our current Good Manufacturing Practice (“cGMP”) and U.S. Drug Enforcement Administration (“DEA”)-registered manufacturing facility located in Grand Prairie, Texas.

OUR STRATEGY

Our goal is to be a leading pharmaceutical company that improves the lives of patients, their caregivers and families who must live with the burden of chronic diseases of the central nervous system on a daily basis. To this end, we have developed and seek to continue to develop innovative and clinically beneficial medicines and to commercialize them in a manner that is designed to provide predictable and affordable patient access to our products.

Our strategic priorities are to continue to increase revenues from our ADHD products, advance our product pipeline and expand our commercial portfolio. Specifically, we intend to:

•

continue to grow our three commercial branded, revenue-generating products, by increasing our net margins through our access strategies. In addition, we expect to increase market share using our internal commercial organization and leveraging our advanced analytics platform to optimize sales force opportunity to increase both the breadth, or number of healthcare professionals (“HCPs”) prescribing our medicines, and the depth, or the number of appropriate patients per HCP for our ADHD products;

•

drive expansion and adoption of our Neos RxConnect network which is designed to reduce barriers to access to medicines facing patients and HCPs by providing coverage for all commercially insured patients, regardless of their individual insurance plan, establishing an affordable and predictable monthly co-pay for patients, and eliminating many of the hassles facing HCPs and their staffs by improving availability of Neos products at participating pharmacies; and

•

rapidly advance the development of NT0502 to address a significant unmet need for a treatment with an improved tolerability profile and dosing regimen among the approximately 1.4 million patients in the U.S. who suffer from chronic sialorrhea.

We believe our history of seeking and obtaining FDA approval for our product candidates incorporating our technology, and our success in building out a commercial team and successfully executing a product launch and ongoing growth strategy, is scalable and lends itself to additional on-market assets and future product candidates. As such, in the near term, we are seeking to leverage our commercial model and infrastructure by expanding our commercial portfolio with external product opportunities, including expanding our therapeutic focus more broadly beyond ADHD. Longer term, we intend to invest in additional pipeline assets beyond NT0502.

Additionally, we have built a three-tier patent estate consisting of composition of matter, method of manufacture and method of use patents and patent applications. We intend to extend our patent portfolio as we continue to expand upon our drug delivery technologies and identify and develop additional branded product candidates. If issued and listed in the FDA’s publication of approved drug products with therapeutic equivalence evaluations (the “Orange Book”), we believe that these patents will provide additional market protection for our FDA-approved products.

ADHD PORTFOLIO

ADHD market and treatment options

ADHD is a neurobehavioral disorder characterized by a persistent pattern of inattention and/or hyperactivity/impulsivity that interferes with functioning and/or development. ADHD can have a profound impact on an individual’s life, causing disruption at school, work, and home and in relationships. It is one of the most common developmental disorders in children and often persists into adulthood. In 2011, an estimated 11% of children in the United States ages 4 to 17 had previously received an ADHD diagnosis. A 2006 study estimated 4.4% of adults in the United States experience ADHD symptoms. Current ADHD treatment guidelines recommend a multi‑faceted approach that uses medications in conjunction with behavioral interventions.

In 2019, approximately 75.1 million prescriptions for medications with ADHD labeling were written in the United States and generated approximately $8.5 billion in sales. Approximately 91% of these prescriptions were for stimulant medications, such as methylphenidate and amphetamine, which are and have been the standard of care for several decades. Methylphenidate and amphetamine prescriptions generated $2.6 billion and $5.6 billion in sales, respectively, in 2019 in the United States. A few non‑stimulant medications are also available, but evidence of their efficacy for treating ADHD symptoms is less compelling. The market for ADHD medications outside of the United States is less developed, but we believe it will continue to grow as recognition and awareness of the disorder increase.

Extended‑release, or long acting, dosage forms of stimulant medications are the standard of care for treating ADHD, making up approximately 54% of ADHD prescriptions. The most prescribed extended-release medications for ADHD, Concerta® and Adderall XR® (and each of their generic equivalents), are long-acting versions of previously short-acting methylphenidate and amphetamine medications, respectively. Most of these extended-release dosage forms allow for once-daily dosing in the morning, which eliminates the need to re-dose during the day. Our products, Adzenys XR-ODT, Adzenys ER and Cotempla XR-ODT, are extended-release dosage forms that allow for once-daily dosing in the morning based upon our microparticle delivery technology.

There is significant competition in the ADHD market, including from well-established companies, many of whom have substantially greater financial, technical and other resources than we do, and entrenched existing ADHD products. For example:

•

amphetamine XR is currently marketed in the United States by (i) Takeda Pharmaceutical Company Limited under the brand names Adderall XR®, Vyvanse®, and Mydayis® and (ii) Tris Pharma, Inc. (“Tris”), under the brand name Dyanavel XR®; and

•

methylphenidate XR is marketed in the United States by (i) Janssen Pharmaceuticals, Inc. under the brand name Concerta®, (ii) Tris under the brand names Quillivant XR® and QuilliChew ER®, (iii) Rhodes Pharmaceuticals LP under the brand name Aptensio XR®, (iv) Ironshore Pharmaceuticals Inc. under the brand name Jornay PM™, (v) Osomotica Pharmaceuticals plc under the name Methylphenidate HCl ER 72 mg Tablets, (vi) Novartis under the brand names Focalin XR® and Ritalin LA® and (vii) Adlon Therapeutics L.P., a subsidiary of Purdue Pharma L.P., under the name Adhansia XR™.

Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Supernus, Sunovion, KemPharm, NLS Pharma and Neurovance, a subsidiary of Otsuka Pharmaceutical Co., Ltd.

Our ADHD product portfolio

Our modified-release drug delivery technology platform has enabled us to create XR-ODT and XR oral suspension formulations of amphetamine and an XR-ODT formulation of methylphenidate. We have achieved this by combining two key drug delivery attributes in each of our products: an extended-release profile that allows for once daily dosing and an ODT or oral suspension dosage form that allows for easier administration and ingestion.

Adzenys XR-ODT and Cotempla XR-ODT are the first XR-ODT products for the treatment of ADHD. We believe that our XR-ODT products offer unique attributes to ADHD patients and caregivers, including:

•	ease of administration and ingestion because they disintegrate rapidly in the mouth and may be taken without water;
•	taste-masking of bitter ADHD medications, with flavoring options;
•	prevention of “cheeking”, the practice of hiding medication in the mouth and later spitting it out rather than swallowing it; and
•	convenient single-unit blister-packaging, which is both portable and discrete.

Adzenys ER is a ready-to-use, XR oral suspension that does not require reconstitution or refrigeration and offers an attractive dosing option for younger children who prefer to ingest liquid medicine.

Adzenys XR-ODT: Amphetamine XR-ODT for the treatment of ADHD

We received approval on January 27, 2016 from the FDA for Adzenys XR-ODT for the treatment of ADHD in patients six years and older. We believe Adzenys XR-ODT is the first amphetamine XR-ODT approved for the treatment of ADHD. Our NDA for Adzenys XR-ODT relies on the efficacy and safety data that formed the basis of FDA approval for the listed drug, Adderall XR, 30 mg, together with bioequivalence, bioavailability and aggregate safety data from our Adzenys XR-ODT clinical program. Adzenys XR-ODT contains amphetamine loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other typical tableting excipients using our patented rapidly disintegrating ionic masking, or RDIM, technology. The result is amphetamine with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth without the need for water. We offer Adzenys XR-ODT in 30-day supply, child-resistant blister packs.

We have composition-of-matter patents for Adzenys XR-ODT that are scheduled to expire in 2026 and 2032. These patents are listed in the FDA’s publication of approved drug products with therapeutic equivalence evaluations (the “Orange Book”). In addition, we entered into the Actavis Agreement with Actavis, which resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’ ANDA with the FDA for a generic version of Adzenys XR-ODT. Under the Actavis Agreement, we granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances.

We included a Paragraph IV certification in the NDA submission for Adzenys XR-ODT, which required a Paragraph IV certification notification to the producer of Adderall XR®, Shire Pharmaceuticals, in accordance with the Hatch-Waxman Amendments. In July 2014, we entered into a license agreement with Shire, pursuant to which Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to Adzenys XR-ODT. Under the terms of the agreement, we paid a lump sum, non-refundable license fee of an amount less than $1.0 million in February 2016. We are paying a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents. Additionally, the license agreement contains a covenant from Shire not to file a patent infringement suit against us alleging that Adzenys XR-ODT infringes the relevant Shire patents.

In conjunction with the approval of the Adzenys XR-ODT NDA, we have committed to the FDA to conduct certain clinical studies in preschool (age four to five years) children with ADHD as a post-marketing requirement. We have completed a pharmacokinetic study in this population in 2018, and we are having ongoing discussions with the FDA to further clarify the design protocols required to conduct the remaining studies.

Cotempla XR-ODT: Methylphenidate XR-ODT for the treatment of ADHD

We received approval of Cotempla XR-ODT from the FDA for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017. Our Cotempla XR-ODT NDA relies on the efficacy and safety data that formed the basis of FDA approval for the listed drug, Metadate CD®, together with bioavailability/bioequivalence data and efficacy/safety data from our Cotempla XR-ODT clinical program. The results of our Phase 3 clinical efficacy and safety trial showed a statistically significant improvement in ADHD symptom control compared to placebo across the classroom day. Onset of effect was observed within one hour post-dose and persisted through 12 hours. No serious adverse events were reported during the study and the adverse event profile was consistent with the drug’s mechanism of action.

Cotempla XR-ODT contains methylphenidate loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other typical tableting excipients using our RDIM technology. The result is methylphenidate with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth. We offer Cotempla XR-ODT in 30-day supply, child-resistant blister packs. We believe Cotempla XR-ODT is the first methylphenidate XR-ODT for the treatment of ADHD, providing onset-of-effect within one hour and a 12-hour duration.

We have composition-of-matter patents in the U.S. which we expect will provide Cotempla XR-ODT intellectual property protection until 2032. These patents are listed in the Orange Book. Cotempla XR-ODT also has an FDA marketing exclusivity period of three years which bars approval of an ANDA. In addition, we entered into the Teva Agreement with Teva, which resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva’s ANDA with the FDA for a generic version of Cotempla XR-ODT. Under the Teva Agreement, we granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances.

In connection with the approval of the Cotempla XR-ODT NDA, we committed to the FDA to perform additional clinical studies in preschool (age four to five years) children with ADHD as a post-marketing requirement. We commenced with a pharmacokinetic study in this population in 2018, which we completed in 2019. In light of a new draft guidance for industry that was published in May 2019, “Attention Deficit Hyperactivity Disorder: Developing Stimulant Drugs for Treatment Guidance for Industry,” we plan to engage with the FDA to gain concurrence on the design of the protocols required to meet the remaining post-marketing requirements.

Adzenys ER: Amphetamine XR liquid suspension for the treatment of ADHD

We received approval of Adzenys ER from the FDA for the treatment of ADHD in patients six years and older, on September 15, 2017. Our NDA for Adzenys ER relies on the efficacy and safety data that formed the basis of FDA approval for the listed drug, Adderall XR, 30 mg, together with bioequivalence, bioavailability and aggregate safety data from our Adzenys ER clinical program. There are no post-marketing requirements for this product. Adzenys ER contains amphetamine loaded onto a mixture of immediate-release and polymer coated delayed-release resin particles, and using our patented dynamic time release suspension, or DTRS, technology, we are able to create an amphetamine XR oral suspension. Adzenys ER is designed to be shelf stable for 36 months, without requiring refrigeration or reconstitution. We have composition-of-matter patents for Adzenys ER that are scheduled to expire in 2032. These patents are listed in the Orange Book.

We included a Paragraph IV certification in the NDA submission for Adzenys ER, which required a Paragraph IV certification notification to the producer of Adderall XR®, Shire Pharmaceuticals, in accordance with the Hatch Waxman-Amendments. On March 6, 2017, we entered into a license agreement with Shire, pursuant to which Shire granted us a non-exclusive license to certain patents owned by Shire for certain activities with respect to Adzenys ER. Under the terms of the agreement, we paid a lump sum, non-refundable license fee of an amount less than $1.0 million in October 2017. We are paying a single digit royalty on net sales of the Adzenys ER during the life of the patents.

Additionally, the license agreement contains a covenant from Shire not to file a patent infringement suit against us alleging that Adzenys ER infringes the relevant Shire patents.

ADHD portfolio commercialization efforts

We are commercializing Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, in the United States using our internal commercial infrastructure. We sell our ADHD products to drug wholesalers in the United States, the largest three of which accounted for approximately 94% of our total gross revenues in 2019.

We are using our own specialty sales force of approximately 80 sales representatives who target the approximately 6,100 physicians who prescribe approximately 20% of all ADHD prescriptions. We focus the efforts of this sales force on the most profitable, high volume prescribers of ADHD medication for our approved indications. The sales force is divided into eight regions, each managed by a regional sales manager.

Our commercialization efforts are focused on delivering the right message for each of our three ADHD products. Data indicates that ADHD indicated extended-release methylphenidate and extended-release amphetamine products are widely prescribed. Our messaging focuses on anticipated benefits of our XR-ODT and ER oral suspension dosage forms with balancing important product safety information. We use multi-channel tactics to reach physicians, payers, patients and patient caregivers with the right frequency to drive behavior.

Following FDA approval, we launched Adzenys XR-ODT on May 16, 2016, initiated an early experience program with limited product availability for Cotempla XR-ODT on September 5, 2017 before launching this product nationwide on October 2, 2017, and launched Adzenys ER on February 26, 2018. In late November 2018, we announced a new commercial strategy for our ADHD products that included an optimized salesforce structure, territory realignment and expanded distribution network with a goal of increasing net margins and increasing market share for our ADHD product portfolio. This shift away from a prescription volume-based strategy to one focused on profitable growth began in the first quarter of 2019.

To expand our distribution network, in 2019, we deployed Neos RxConnect, a best-in-class Neos-sponsored patient support program that operates through a network of pharmacies. We created this program based upon research and feedback from HCPs centered on their frustration with the hassle associated with insurance restrictions, access and cost. The goal of Neos RxConnect is to reduce barriers to access to medications facing patients and HCPs by providing coverage for all commercially insured patients, regardless of their individual insurance plan, establishing an affordable and predictable monthly co-pay for patients, and eliminating many of the hassles facing HCPs and their staffs by improving availability of Neos products at participating pharmacies. Since the inception of this program in early 2019, we have expanded the number of pharmacies participating in the Neos RxConnect network to approximately 500 as of December 31, 2019. We expect to continue to increase the number of participating pharmacies in 2020.

Generic Tussionex

In addition to our ADHD products, we manufacture and market a generic equivalent to the branded product Tussionex®. Our generic Tussionex is a hydrocodone polistirex and chlorpheniramine polistirex XR oral suspension that is a Schedule II narcotic, antitussive and antihistamine combination. This product is indicated for the relief of cough and upper respiratory symptoms associated with allergies or colds in adults and children six years of age and older.

Since its launch in September 2013, we have manufactured and utilized our DTRS technology in the production of our generic Tussionex at our facility in Grand Prairie, Texas. In August 2014, we acquired all commercialization and profit rights to this formulation of the generic Tussionex product from Cornerstone BioPharma, Inc. and Coating Place, Inc. We have an exclusive supply agreement (the “Supply Agreement”), with Coating Place, Inc., or CPI, which expires in August 2021, pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Under the terms of the Supply Agreement, we must deliver a 24‑month rolling forecast, or Forecast, of our expected product requirements to CPI on a quarterly basis; however, only the first calendar quarter commencing on or after the 90th day after the delivery of a Forecast constitutes a binding purchase commitment with respect to the products listed in such Forecast. In October 2014, we re‑launched the product under our own label. We sell our product to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our product through wholesalers. We have obtained required state licenses, set up distribution channels and established trade relations in order to commercialize our generic Tussionex.

PRODUCT CANDIDATE PIPELINE

NT0502 for Sialorrhea

Our lead clinical-stage product candidate is NT0502 (N-desethyloxybutynin), an NCE and selective anticholinergic agent being developed as an oral, once- or twice-daily treatment to reduce chronic sialorrhea in patients with neurological conditions associated with excessive salivation and drooling. Based on preclinical data, we believe that NT0502 is preferential for blocking muscarinic receptors in the salivary glands and may offer the potential for an improved tolerability profile and an easier-to-dose oral formulation, without the need for complex titration, compared to existing treatment options. NT0502 is an active metabolite of oxybutynin, an approved drug to treat a urological condition and, therefore, we believe we can leverage existing preclinical toxicology data and safety data for the parent molecule in our NT0502 development program.

Sialorrhea is defined as excessive salivation and drooling from the mouth. Sialorrhea associated with neurological disorders is generally caused by impaired swallowing due to disturbances in neuromuscular function. Sialorrhea can lead to significant physical and psychosocial complications, including perioral chapping, aspiration, dehydration, infection, foul odor, stigmatization, and increased dependency and level of care, all of which can create an additional burden for these medically complicated patients. In the U.S., more than 1.4 million patients including those suffering from Parkinson’s disease, cerebral palsy, stroke, traumatic brain injury (TBI), amyotrophic lateral sclerosis (ALS) and other neurological conditions experience sialorrhea due to neuromuscular dysfunction. Many of these patients remain untreated today because existing non-selective anticholinergic agents are associated with treatment-limiting side effects and cumbersome dosing schedules. In addition, injection of botulinum toxins into the salivary gland can be difficult to administer and must be re-administered periodically. We believe there is a significant unmet need for new treatments for chronic sialorrhea that can improve the quality of life for many of the millions of patients across a number of debilitating neurological conditions.

In January 2020, we announced that we had completed dosing in a Phase 1 pilot pharmacokinetic trial for NT0502, with top-line results expected in the first quarter of 2020. The Phase 1 trial is a single-dose open-label, randomized, parallel study to assess the systemic exposure and safety of four ion-resin, modified-release ODT formulations of NT0502 and oxybutynin in 30 healthy adults. Data from this study is expected to provide insights into the pharmacokinetic profile of the four formulations and provide guidance on final formulation selection and dosing for future clinical trials. In the second half of 2020, we plan to initiate a Phase 1 SAD/MAD study of NT0502.

MANUFACTURING

We lease one manufacturing site in Grand Prairie, Texas, where we develop, produce, quality control test and package all of our commercial and clinical products. This facility has 77,112 square feet of manufacturing and laboratory space, and contains dedicated cGMP manufacturing suites for both XR-ODT and XR oral suspension. We hold DEA manufacturing and analytical licenses, and maintain storage and use of Schedule II through IV controlled substances. The manufacture of our products is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control.

We have operated this facility dating back to when we operated as a contract manufacturer by our predecessor corporation, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation, or DESI, drugs that we no longer manufacture. In July 2019, we filed a motion with the U.S. District Court of North Texas to vacate the Consent Decree, which was unopposed by the Department of

Justice and the FDA and was granted by the court on July 11, 2019. While the Consent Decree has been vacated, there can be no assurance that we will not become subject to similar orders in the future, which may result in us continuing to expend resources and attention to observe its terms, and there can be no assurance that we will be in compliance with its requirements.

We believe that our current facility has the manufacturing capacity for commercial production of our approved products in quantities sufficient to meet what we believe will be our commercial needs, and to accommodate the manufacturing of materials for future clinical trials of other potential product candidates in our product pipeline. We believe that maintaining our internal manufacturing capabilities enables us to obtain our products at-cost without manufacturer’s margins and to better control supply quality and timing.

We currently purchase the active pharmaceutical ingredients, or APIs, used in Adzenys XR-ODT and Adzenys ER (amphetamine), and Cotempla XR-ODT (methylphenidate), anionic resins, excipients and other materials from third-party providers on a purchase order basis from manufacturers based outside and within the United States. We have entered into commercial supply agreements with several of these manufacturers, and may enter into commercial supply agreements with additional manufacturers in the future.

Both amphetamine and methylphenidate are classified as controlled substances under U.S. federal law. All of our ADHD products are classified by the DEA as Schedule II controlled substances, meaning that these drug products have a high potential for abuse and dependence among drugs that are recognized as having an accepted medical use. Consequently, the procurement, manufacturing, shipping, dispensing and storing of our products, and potentially product candidates, will be subject to a high degree of regulations, as described in more detail under the captions “Governmental Regulation” and “DEA Regulation” included elsewhere in this Annual Report on Form 10-K.

OUR TECHNOLOGY PLATFORM

Our modified‑release drug delivery technology platform, as illustrated below in Figure 1, allows us to produce drug‑loaded micro‑particles through an ion exchange process that creates new salt forms of existing drug compounds that have been proven safe and effective. By applying a uniform modified‑release coating to these drug‑loaded micro‑particles and avoiding agglomeration, or clumping, we are able to create particle structures that can withstand compression and osmotic forces without rupturing, sloughing or leaking. This allows us to compress the modified‑release micro‑particles into ODT or suspend them in a liquid formulation without destroying their integrity or causing dose‑dumping. By applying different types of coatings, we can modify the drug release characteristics of a micro‑particle. Additionally, by mixing combinations of these micro‑particles, each of which has its own release profile, we are able to produce complex drug release profiles. These micro‑particles are further blended with excipients to form a final drug product, which we incorporate into a patient‑friendly dosage form such as an ODT, using our proprietary technology, or oral suspension. This technology platform not only provides extended release and controlled release properties, it can also mask the unpleasant taste of the active drug. We are also able to utilize this technology to achieve tamper‑resistant formulations. We believe that our technology can be applied to other APIs, which could allow for more patient and caregiver-friendly dosage forms and other clinical advantages. We have the ability to produce drug-loaded micro-particles with complex release profiles, which allows us to develop ODT or oral suspension formulations that mimic or improve existing therapies not otherwise available in XR-ODT or XR oral suspension form.

Our XR-ODT and XR oral suspension dose form technology may be able to be applied to new chemical entities and existing small molecule therapeutics that are currently not optimized for their kinetic delivery. We believe that our technology is capable of overcoming some of the common issues in oral drug delivery, such as high peak to trough ratios, blood level spikes that induce unwanted side effects, wide variations in fed fasted effect, suboptimal onset of action, suboptimal duration of effect, dose dumping and single point failures of the delivery system, while providing an oral dosage form that is preferred by patients, caregivers and physicians.

Figure 1: Our Proprietary Modified‑Release Drug Delivery Technology Platform

Our XR‑ODT Technology: Rapidly Disintegrating Ionic Masking

Our Rapidly Disintegrating Ionic Masking (“RDIM”) technology utilizes an orally disintegrating, modified‑release, taste‑masked pharmaceutical composition that can withstand compression forces associated with standard tableting technology, allowing for a drug to be incorporated into the ODT dosage form using ion resin technology, and remain stable for 36 months. This technology not only provides extended‑release and controlled‑release properties, it masks the unpleasant taste of the active drug. Flavor and coloring can also be added to the compression blend to further enhance the pharmaceutical elegance of the finished XR‑ODT. Our RDIM technology is protected by a U.S. patent that is scheduled to expire in 2026.

Our XR Oral Suspension Technology: Dynamic Time Release Suspension

Our Dynamic Time Release Suspension (“DTRS”) technology encompasses a set of process technologies and know‑how to manufacture and test modified‑release oral suspension products that are shelf‑stable. By matching the specific gravity, osmotic and ionic characteristics of the drug resin particle to that of the suspension, we are able to obtain shelf‑stable liquids with a 36‑month shelf life that do not require reconstitution or refrigeration.

XR oral suspension provides a patient‑friendly dosage form for patients who find swallowing an intact tablet or capsule to be difficult, or for whom more precise dose‑titration may be preferred or required. Our DTRS technology is protected by a series of patents and patent applications.

Our Tamper Resistant Technology: Kinetically Controlled Tamper Protection

Certain properties of ion resin drug products inherently deter some methods of drug abuse, such as snorting, smoking and injecting. In addition, the most common method of extracting the psychoactive components of many abused drugs is to induce dose-dumping by crushing, chewing or extraction. Our Kinetically Controlled Tamper Protection (“KCTP”) technology is designed to prevent abuse by altering the kinetics of the drug product and can be used in conjunction with both our XR‑ODT and XR liquid suspension dosage forms. KCTP is designed to discourage common methods of tampering associated with certain classes of medications which can be abused and misused. KCTP utilizes an additional ion resin particle with an aversive agent bound to it. The aversive resin complex is then coated so that it passes through the body without material release. If an attempt is made to tamper with the XR‑ODT or XR liquid suspension to cause dose‑dumping, the aversive agent will also be released and block or disrupt the properties of the active drug product.

We believe that our KCTP technology may be especially useful for opioid‑based pain products or other DEA scheduled drug products for which abuse and dose-dumping are known problems.

INTELLECTUAL PROPERTY

Proprietary protection

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries and other know‑how, to operate without infringing the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We have been building and continue to build our intellectual property portfolio relating to our ADHD products, our generic Tussionex and our technology platform. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also intend to rely on trade secrets, know‑how, continuing technological innovation, and potential in‑licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Patent rights

Our intellectual property portfolio consists of 13 patents and 4 patent applications in the United States, and 3 patents and 5 patent applications in foreign countries and regions. Our intellectual property strategy emphasizes specific drug products, product groups, and technology platforms. Our patents and patent applications covering specific drug products include claims to the drug products and to methods of using those products. Our patents and patent applications covering technology platforms include claims to methods of making products as well as claims to the products made by those methods. Certain of these patents and patent applications cover more than one product. We own all of the above patents and pending applications.

The Adzenys XR-ODT patent portfolio includes five granted U.S. patents and three pending U.S. non provisional applications. The issued patents contain pharmaceutical composition of matter claims covering controlled release direct compression ODT with drug resin particles and, among other things, composition of matter for Adzenys XR-ODT. The composition of matter patents are scheduled to expire in 2026 and 2032. These patents are listed in the Orange Book. Adzenys XR-ODT is protected in Europe by a pending application; however, Adzenys XR-ODT is not currently protected by patents outside of the United States and Europe. As such, competitors may be free to sell products that incorporate the same or similar technologies that are used in Adzenys XR-ODT in countries outside of the United States or Europe.

The Cotempla XR-ODT patent portfolio includes three granted U.S. patents, including pharmaceutical composition of matter claims covering controlled release direct compression ODT with drug resin particles and, among other things, composition of matter for Cotempla XR-ODT. These patents are scheduled to expire in 2026 and 2032, respectively. These patents are listed in the Orange Book. Cotempla XR-ODT also has an FDA marketing exclusivity period of three years which bars approval of an ANDA. The Cotempla XR-ODT portfolio also includes four other pending U.S. non provisional applications and pending patent applications in Australia, Europe, Japan and South Korea. As such, competitors may be free to sell products that incorporate the same or similar technologies that are used in Cotempla XR-ODT in countries outside of the United States, Australia, Europe, Japan or South Korea.

The Adzenys ER patent portfolio contains nine granted U.S. patents and three other pending U.S. non-provisional applications. These patents contain claims directed to, among other things, compositions of matter, as well as methods of preparing liquid controlled-release formulations and for predicting bioequivalence for liquid suspension. The longest-term composition-of-matter patent is scheduled to expire in 2032, and the method patents are scheduled to expire in 2025, 2029 and 2031, respectively. The composition of matter patents are listed in the Orange Book. Adzenys ER is currently protected by patents only in the United States, Canada and Mexico. As such, competitors may be free to sell products that incorporate the same or similar technologies that are used in Adzenys ER in countries outside of the United States, Canada and Mexico.

Our generic Tussionex is covered by six of our granted U.S. patents which include claims directed to, among other things, a composition-of-matter, as well as methods-of-making, and for predicting bioequivalence for liquid suspension. Our generic Tussionex is also covered by one other pending non-provisional applications. The composition-of-matter patent is scheduled to expire in 2031. We expect protection under certain other granted patents and/or a patent granted on the pending application to also extend until 2031. Our generic Tussionex is currently protected by patents only in the United States, Canada and Mexico. As such, competitors may be free to sell products that incorporate the same or similar technologies that are used in our product in countries outside of the United States, Canada and Mexico.

On July 25, 2016, we received a Paragraph IV certification from Actavis advising us that Actavis has filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. The certification notice alleges that the four U.S. patents listed in the FDA’s Orange Book for Adzenys XR-ODT, one with an expiration date in April 2026 and three with expiration dates in June 2032, will not be infringed by Actavis’s proposed product, are invalid and/or are unenforceable. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis that automatically stayed, or barred, the FDA from approving Actavis’s ANDA for 30-months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. On October 17, 2017, we entered into the Actavis Agreement with Actavis, which resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA. Under the Actavis Agreement, we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

On October 31, 2017, we received a Paragraph IV certification from Teva advising us that Teva has filed an ANDA with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva. This case alleged that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. This lawsuit automatically stayed, or barred, the FDA from approving Teva’s ANDA for 30-months or until a district court decision that is adverse to the asserted patents is rendered, whichever is earlier. On December 21, 2018, we entered into the Teva Agreement, which resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva’s ANDA. Under the Teva Agreement, we have granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

On October 23, 2018, we signed a licensing agreement with NeuRx Pharmaceuticals, LLC (“NeuRx”) for NRX 101, now known as NT0502, a selective muscarinic receptor antagonist drug candidate for the treatment of sialorrhea. Under the terms of this licensing agreement, we have assumed responsibility for the NeuRx intellectual property portfolio protecting NT0502, currently consisting of one pending U.S. non provisional patent applications. This application includes claims directed to, among other things, methods of treatment with NT0502. Patents, if granted, from this application would be expected to expire in 2032.

Adzenys XR-ODT is not currently protected by patents or patent applications outside of the United States and Europe, and Cotempla XR-ODT is not currently protected by patents or patent applications outside of the United States, Australia, Europe, Japan and South Korea. Our generic Tussionex and Adzenys ER are currently protected by patents only in the United States, Canada and Mexico. As such, competitors may be free to sell products that incorporate the same or similar technologies that used in our products in countries in which the relevant product does not have patent protection.

Patent life determination depends on the date of filing of the application and other factors as promulgated under the patent laws. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non‑provisional patent application in the applicable country.

Trade secret and other protection

In addition to patented intellectual property, we also rely on trade secrets and proprietary know‑how to protect our technology and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. The agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

Other intellectual property rights

We seek trademark protection in the United States when appropriate. We have filed for trademark protection for the Neos Therapeutics mark, which we use with our pharmaceutical research and development as well as products, as well as trade names that could be used with our potential products. We currently have registered trademarks for Neos Therapeutics, Adzenys, Adzenys XR‑ODT, Adzenys ER and Cotempla XR‑ODT in the United States, as well as two for our DTRS technology.

From time to time, we may find it necessary or prudent to obtain licenses from third party intellectual property holders.

RESEARCH AND DEVELOPMENT

For the years ended December 31, 2019, 2018 and 2017, our research and development expenses were $8.6 million, $8.5 million and $9.0 million, respectively.

COMPETITION

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, generic drug companies, drug delivery companies and academic and research institutions. We believe the key competitive factors that will affect the development and commercial success of our product candidates include ease of administration and convenience of dosing, therapeutic efficacy, safety and tolerability profiles, access and cost. Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Consequently, our competitors may develop modified‑release products for the treatment of ADHD, sialorrhea or for other indications we may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

Our branded ADHD products also face competition from commercially available generic and branded medications currently produced by companies that are promoting products in the ADHD market, including Takada Pharmaceutical Company (Vyvanse, Adderall XR, Mydayis), Janssen (Concerta), Novartis (Focalin XR and Ritalin LA), Tris Pharmaceuticals (Dyanavel XR, Quillivant XR and QuilliChew ER), Rhodes Pharmaceuticals (Aptensio XR), Osomotica Pharmaceuticals (Methylphenidate HCl ER 72 mg Tablet), Ironshore Pharmaceuticals, a subsidiary of Highland Therapeutics (Jornay PM), Adlon Therapeutics L.P., a subsidiary of Purdue Pharma L.P. (Adhansia XR) and related generics. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Supernus, Sunovion, KemPharm, NLS Pharma and Neurovance, a subsidiary of Otsuka Pharmaceutical Co., Ltd. Tris Pharmaceuticals is also working in this space to reformulate existing methylphenidate and amphetamine medications.

GOVERNMENT REGULATION

Government authorities in the United States at the federal, state and local levels and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record‑keeping, promotion, advertising, distribution, post‑approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and ultimately approved by the applicable regulatory authority.

U.S. drug development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its’ implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approval and maintaining subsequent compliance with applicable federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during product development, the approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution injunctions, fines, consent decrees, refusals of government contracts, restitution, disgorgement or civil and criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. For a description of a consent decree our predecessor corporation entered into with the FDA and to which we remain subject, see “Manufacturing” and “Risk factors—Risks related to commercialization.”

If we fail to manufacture Adzenys XR‑ODT, Cotempla XR‑ODT or Adzenys ER in sufficient quantities and at acceptable quality and pricing levels, or fail to obtain adequate DEA quotas for controlled substances, or to fully comply with cGMP regulations, we may face delays in the commercialization of this product candidate or be unable to meet market demand, and may be unable to generate potential revenues.

Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. We intend to submit our NDAs under the 505(b)(2) regulatory approval pathway. Development and approval of drugs generally involves the following:

•	Submission to the FDA of an IND, which must become effective before clinical trials involving humans may begin;
•	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before a trial may be initiated at that site;
•	Performance of adequate and well‑controlled human clinical trials in accordance with applicable IND regulations and other good clinical practices, or GCPs;
•	Submission of an NDA to the FDA;
•	The FDA’s decision within 60 days of its receipt of an NDA to accept it for filing and review;
•

Satisfactory completion of an FDA pre‑approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with cGMPs and assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Possible FDA audit of the clinical trial sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA.

The nonclinical testing, clinical trials and review process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. The data required to support an NDA are generated in two distinct developmental stages: nonclinical and clinical. The nonclinical development stage generally involves synthesizing the active component, developing the formulation and control procedures and determining the manufacturing process, as well as carrying out non‑human toxicology, pharmacology and drug metabolism studies in the laboratory, which may support subsequent clinical testing in humans. In the case of documentation to support a 505(b)(2) NDA, this nonclinical data may be referenced in literature or the FDA’s previous findings of safety and efficacy for a listed drug. The sponsor must submit the results of the nonclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans, and must become effective before clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

The clinical stage of development involves the administration of the product candidate to healthy volunteers and patients under the supervision of qualified investigators, generally physicians not employed by or under the sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent IRB for each institution where the trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each subject or his or her legal representative and must monitor the clinical trial until completed.

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

•

Phase 2 clinical trials typically involve studies in disease‑affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamics information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve large numbers of patients at multiple sites and are designed to provide the data necessary to demonstrate the product candidate’s safety and effectiveness for its intended use, establish its overall benefit/risk relationship, and provide an adequate basis for approval.

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

Post‑approval trials, sometimes referred to as Phase 4, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Before approval, progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important rate increase of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the trial is not being conducted in accordance with the IRB’s requirements or the use of the drug raises any safety concerns. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA‑regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of all trial‑related information, and it is possible that data and other information from trials involving drugs that never garner approval could require disclosure in the future.

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

NDA and FDA review process

The results of nonclinical studies and clinical trials, together with other detailed information, including extensive information on manufacturing and drug composition and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. FDA approval of an NDA must be obtained before a drug may be legally marketed in the United States.

Under the Prescription Drug User Fee Act, as amended (the “PDUFA”), each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2019, the user fee for an application requiring clinical data, such as an NDA, was $2,588,478, which increased to $2,942,965 for the period beginning October 1, 2019. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well‑controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. NDAs for which clinical data are not required to demonstrate safety and effectiveness are reduced to half of the amount of the prescribed user fee, or $1,294,239 through September 30, 2019 and $1,471,483 through September 30, 2020. PDUFA also imposes an annual program fee for human drugs ($309,915 through September 30, 2019, and $325,424 through September 30, 2020, per product up to a maximum of five fees for a fiscal year for prescription drug products identified in a single approved application). Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

The FDA reviews submitted NDAs before it accepts them for filing, and may request additional information rather than accepting the applications. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in‑depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the filing date for an NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

Before approving an NDA, the FDA will conduct a pre‑approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product to specifications. The FDA may also audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation regarding whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers them carefully when making decisions. NDAs submitted under Section 505(b)(2) are typically not referred to an Advisory Panel for consideration unless new safety information is revealed in the review cycle. The FDA likely will re‑analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA, and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial, and other significant and time‑consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than the sponsor interprets the same data.

There is no assurance that the FDA will approve a product candidate for marketing, and the sponsor may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling, or it may condition approval on changes to the proposed labeling. The FDA also may condition approval on the development of adequate controls and specifications for manufacturing and a commitment to conduct post‑marketing testing and surveillance to monitor the potential effects of approved products. For example, the FDA may require Phase 4 trials designed to further assess a drug’s safety and efficacy.

The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non‑compliance with regulatory requirements or if problems occur following initial marketing.

Section 505(b)(2) regulatory approval pathway

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway for approval of a new drug by allowing the FDA to rely on data not developed by the applicant. Specifically, Section 505(b)(2) permits the submission of an NDA where one or more of the investigations relied upon by the applicant for approval was not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and/or the FDA’s findings of safety and effectiveness for an approved drug already on the market. Approval or submission of a 505(b)(2) application, like those for abbreviated new drugs, or ANDAs, may be delayed because of patent and/or exclusivity rights that apply to the previously approved drug.

A 505(b)(2) application may be submitted for a new chemical entity, or NCE, when some part of the data necessary for approval is derived from studies not conducted by or for the applicant and when the applicant has not obtained a right of reference. Such data are typically derived from published studies, rather than FDA’s previous findings of safety and effectiveness of a previously approved drug. For changes to a previously approved drug however, an applicant may rely on the FDA’s finding of safety and/or effectiveness of the approved drug, coupled with information needed to support the change from the approved drug, such as new studies conducted by the applicant or published data. When based on an approved drug, the 505(b)(2) drug may be approved for all of the indications permitted for the approved drug, as well as any other indication supported by additional data.

Section 505(b)(2) applications also may be entitled to marketing exclusivity if supported by appropriate data and information. As discussed in more detail below, three‑year new data exclusivity may be granted to the 505(b)(2) application if one or more clinical investigations conducted in support of the application, other than bioavailability/bioequivalence studies, were essential to the approval and conducted or sponsored by the applicant. Five years of marketing exclusivity may be granted if the application is for an NCE, and pediatric exclusivity is likewise available.

Orange Book listing and Paragraph IV certification

For NDA submissions, including those under Section 505(b)(2), applicants are required to list with the FDA certain patents with claims that cover the applicant’s product. Upon approval, each of the patents listed in the application is published in Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. Any applicant who subsequently files an ANDA or 505(b)(2) NDA that references a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a Paragraph IV certification.

If an applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the holder of the NDA for the approved drug and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months from the date of the lawsuit, the applicant’s successful defense of the suit, or expiration of the patent.

Pursuant to our settlement agreements with Shire, we stipulated that Shire’s two Orange Book‑listed patents covering Adderall XR were valid, enforceable and infringed by our 505(b)(2) NDAs covering Adzenys XR‑ODT and Adzenys ER. The agreements with Shire applies solely with respect to Adzenys XR‑ODT and Adzenys ER.

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

The Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law on July 9, 2012, amended the FDCA to require that a sponsor who is planning to submit an NDA for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end‑of‑Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The initial PSP must include an outline of the pediatric trial(s) that the sponsor plans to conduct, including objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials. The FDA and the sponsor must reach an agreement on the PSP, but the sponsor can submit amendments to an agreed‑upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials and other clinical development programs.

Post‑marketing requirements

Following approval, the company and the new product are subject to continuing regulation by the FDA, which include monitoring and recordkeeping activities, reporting of adverse experiences and complying with promotion and advertising requirements, which include prohibitions on the promotion of the drugs for unapproved, or “off‑label” uses. Although physicians may prescribe legally available drugs for off‑label treatments, manufacturers may not promote such non‑FDA approved uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use on an on‑going basis. Further, if there are any modifications to the drug, including changes to indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a supplemental NDA or new NDA, which may require the applicant to develop additional data or conduct additional nonclinical studies or clinical trials.

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

Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrections to advertising or communications to doctors and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. New government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

As a condition of approval for Adzenys XR‑ODT and Cotempla XR‑ODT, we committed to conducting post‑marketing studies to evaluate the pharmacokinetic, efficacy and safety of the products in children ages four to five years of age.

We met with the Division of Psychiatry Products at the FDA in June 2019 to discuss approaches to meeting the efficacy and safety study requirements for Adzenys XR-ODT consistent with the recently issued (May 2019) draft FDA guidance, “Attention Deficit Hyperactivity Disorder; Developing Stimulant Drugs for Treatment Guidance for Industry.”

Based on these discussions, we have completed modelling to determine starting doses and dose range for a safety study, and will be re-engaging with the FDA in 2020 to share these data and agree on a final study design.

U.S. marketing exclusivity

The FDCA provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, for a drug product that contains a previously approved NCE if new clinical investigations, other than bioavailability/bioequivalence studies, were essential to the application’s approval (e.g., for new indications, dosages or strengths of an existing drug). This three‑year exclusivity for new data covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication. Furthermore, this exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and efficacy.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States, which, if granted, adds six months to existing exclusivity periods and patent terms. This six‑month exclusivity, which runs from the end of other exclusivity protections or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with a FDA‑issued “Written Request.” The FDA issues a written request for pediatric clinical trials before approval of an NDA only where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may produce health benefits in that population.

DEA REGULATION

Because our products and product candidates are subject to the Controlled Substances Act, or CSA, we must comply with various requirements set forth by that legislation, as amended, its implementing regulations and as enforced by the DEA. The CSA imposes various registration, record‑keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills for certain kinds of pharmaceutical products. A principal factor for determining the particular requirements of the CSA applicable to a product, if any, is its actual or potential abuse profile. A product may be listed as a Schedule I, II, III, IV or V controlled substance, with Schedule I presenting the highest perceived risk of abuse and Schedule V presenting the least. For example, Schedule I controlled substances have no currently accepted medical use in treatment in the United States and a lack of accepted safety for use under medical supervision. The active ingredients in our products, hydrocodone, amphetamine and methylphenidate, are Schedule II controlled substances and under various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because our products are, and our product candidates are expected to be, regulated as Schedule II controlled substances, they will be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount that the DEA allows to be produced in the United States each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. We must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II controlled substance for use in manufacturing of our product and product candidates. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.

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

In addition to federal scheduling, some drugs may be subject to state‑controlled substance regulation and thus more extensive requirements than those determined by the DEA and FDA.

Pharmaceutical coverage, pricing and reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third‑party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor by payor basis. As a result, the coverage determination process is often a time‑consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Third‑party payors are increasingly challenging the price and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost‑effective. If third‑party payors do not consider a product to be cost‑effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

Additionally, for example, in December 2019, the FDA issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the draft guidance, if finalized, is unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government‑paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for brand‑named prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

As noted above, even if we are able to secure regulatory approval, sales of any of our products may suffer if the government and third‑party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased, and we expect this sentiment will continue to increase the pressure on drug pricing. Coverage policies and third‑party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

We also are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

The federal Anti‑Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order, arrangement or recommendation thereof of any good, facility, service or item for which payment is available under a federal health care program. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other;

•

The federal civil and criminal false claim laws, including the False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment from the federal government, or making or using, or causing to be made or used, a false record or statement material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, obtaining money or property of the health care benefit program through false representations or knowingly and willingly falsifying, concealing or covering up a material fact, making false statements or using or making any false or fraudulent document in connection with the delivery of, or payment for, health care benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements on certain covered entities and their business associates relating to the privacy, security and transmission of individually identifiable health information;

•

The provision under the ACA commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals as well as certain ownership and investment interests held by physicians or their immediate family. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and

•

State law equivalents of each of the above federal laws, such as the Anti‑Kickback Statute and False Claims Act, and state laws concerning security and privacy of health care information, which may differ in substance and application from state‑to‑state thereby complicating compliance efforts.

The ACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti‑Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. Section 1320a‑7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti‑Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

As noted above, the federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment from federal programs, including Medicare and Medicaid. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third‑party reimbursement for our products, and the sale and marketing of our products are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off‑label promotion of drugs. Penalties for such violations could include mandatory civil penalties, exclusion from participation in federal healthcare programs, and the potential implication of various federal criminal statutes. Private individuals also have the ability to bring actions under the federal False Claims Act, or qui tam actions, and certain states have enacted laws based on the federal False Claims Act.

We are also subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

EMPLOYEES

As of December 31, 2019, we employed 213 full‑time employees.

AVAILABLE INFORMATION

Our website address is www.neostx.com. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.

CORPORATE INFORMATION

Our predecessor company was incorporated in Texas on November 30, 1994 as PharmaFab, Inc. and subsequently changed its name to Neostx, Inc. On June 15, 2009, we completed a reorganization pursuant to which substantially all of the capital stock of Neostx, Inc. was acquired by a newly formed Delaware corporation, named Neos Therapeutics, Inc. The remaining capital stock of Neostx, Inc. was acquired by us on June 29, 2015, and Neostx, Inc. was merged with and into Neos Therapeutics, Inc. Our principal executive offices are located at 2940 N. Highway 360, Grand Prairie, Texas, 75050, and our telephone number is (972) 408‑1300. We completed our initial public offering of common stock July 2015 and our common stock is listed on the NASDAQ Global Market under the symbol “NEOS.”

ITEM 1A. Risk factors

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10‑K, including our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10‑K, before making a decision to invest in our common stock. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be harmed. In that event, the trading price of our common stock could decline, and you may lose part or all of your investment.

RISKS RELATED TO COMMERCIALIZATION

We are heavily dependent on the commercial success of our commercial products. We have not generated substantial revenues from the sales of these products, or any sales revenues from any of our product candidates, if approved, and we may never achieve or maintain profitability.

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

We have incurred and anticipate continuing to incur significant costs associated with commercialization of our approved products and, if approved, any other product candidates that we may develop. It is possible that we will never attain sufficient product sales revenues to achieve profitability.

If our sales and marketing efforts for our Branded Products are not successful, and if we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market, distribute and sell our other product candidates, if approved, we may be unable to generate significant revenue.

While we have established internal and external capabilities for the sale, marketing and distribution of our Branded Products, there is no guarantee that we will be successful in the commercialization of our products. We currently have a limited sales history for our Branded Products. Although we have established a focused, specialty sales and marketing organization of approximately 75 representatives to promote our approved products in the United States, these commercialization capabilities have only been recently established, and we may need to expand our sales force if we decide to undertake additional commercialization activities on our own, which will be costly and time-consuming. We cannot be certain that we will reap the benefits of our commercialization efforts of our Branded Products compared to the cost of such efforts. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex product, and, before the commercial launch of Adzenys XR-ODT, we had no prior experience, as a company, in the marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to successfully hire, retain and incentivize qualified individuals, generate sufficient and appropriate customer targets, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failures associated with the operation or expansion of our internal and external sales, marketing and distribution capabilities could adversely impact the commercialization of these products.

In addition, while we realigned our commercial operations in November 2018 to deploy our resources to what we believe are the most appropriate regions and physician targets, there can be no assurances that we will realize the intended benefits of this realignment or that our strategy will improve our operating results. As part of this realignment, we also reduced the size of our commercialization organization resulting in approximately $1.0 million of severance and employee related costs. The realignment, and the resulting reduction of the size of our salesforce, resulted in fewer prescriptions written for our marketed products in 2019. In the future, we may determine to increase or decrease the extent of our commercial operations.

We also may enter into strategic partnerships with third parties to commercialize our Branded Products and our other product candidates, if approved, outside of the United States and intend to also enter into strategic partnerships with third parties for certain aspects of our commercialization efforts within the United States. We may have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well‑funded marketing and sales operations. Even though we have established an internal marketing and sales team, we may be unable to compete successfully against these more established companies.

Our business is subject to extensive regulatory requirements, and our approved products and any product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

Even after a product is approved, we remain subject to ongoing FDA, and other regulatory requirements governing, among other things, the production, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record‑keeping and reporting of safety and other post‑market information. The holder of an approved new drug application (“NDA”) is obligated to monitor and report adverse events, or AEs, and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. In addition, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product’s approval may contain requirements for potentially costly post‑approval trials and surveillance to monitor the safety and efficacy of the product or the imposition of a Risk Evaluation and Mitigation Strategy, or REMS, program.

Prescription drug advertising, marketing and promotion are subject to federal, state and foreign regulations, that include requirements for direct‑to‑consumer advertising and promotional activities involving the Internet and social media. In the United States, prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. The FDA closely regulates the post‑approval marketing and promotion of drugs to ensure they are marketed only for their approved indications and in accordance with the provisions of the approved label. Any promotion for uses or in patient populations not described in the approved labeling, known as “off‑label” promotion, is impermissible and could subject us to enforcement actions and significant penalties for off‑label marketing. The FDA has also provided guidance on industry‑sponsored scientific and educational activities to ensure such activities are not promotional.

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

The facilities used by us to manufacture our products and any product candidates that we may develop are subject to inspections, including pre‑approval inspections following our submission of any NDAs to the FDA for any product candidates that we may develop. For example, in connection with a general cGMP and pre‑approval inspection for Adzenys ER in July 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA’s most recent inspections in 2018 did not result in a Form FDA 483.

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

In addition, the FDA’s regulations or policies may change and new or additional statutes or government regulations in the United States and other jurisdictions may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post‑approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our products and/or product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

The commercial success of our Branded Products depends upon attaining market acceptance by physicians, patients, third‑party payors and the medical community.

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

Our ability to successfully commercialize our Branded Products will depend on, among other things, our ability to:

•	establish and maintain relationships with third‑party suppliers for the active pharmaceutical ingredient (“API”), in our Branded Products;
•	manufacture and produce, through a validated process, sufficiently large quantities and inventory of our Branded Products to permit successful commercialization;
•	establish and/or build and maintain a wide variety of internal and external sales, distribution and marketing capabilities sufficient to support commercial sales of our products;
•

establish collaborations with third parties for the commercialization of our products in countries outside the United States, and such collaborators’ ability to obtain regulatory and reimbursement approvals in such countries;

•	secure widespread acceptance of our products by physicians, health care payors, patients and the medical community;

•	properly price and obtain adequate coverage and reimbursement of the product by governmental authorities, private health insurers, managed care organizations and other third‑party payors;
•	maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post‑market requirements; and
•	manage our spending related to our commercialization efforts.

There are no guarantees that we will be successful in completing these tasks. Successful commercialization will also depend on whether we can adequately protect against and effectively respond to any claims by holders of patents and other intellectual property rights that our products infringe their rights, whether any unanticipated adverse effects or unfavorable publicity develops in respect of our products, as well as the emergence of new or existing products as competition, which may be proven to be more clinically effective and cost‑effective. If we are unable to successfully complete these tasks, we may not be able to continue to commercialize our Branded Products, in which case we may be unable to generate sufficient revenues to sustain and grow our business.

In addition, we will need to continue investing substantial financial and management resources to maintain and optimize our commercial infrastructure and to recruit, retain and train qualified marketing, sales and other personnel to support the ongoing commercialization of our Branded Products. In addition, we have certain internal revenue expectations with respect to the sale of our Branded Products. If we cannot successfully commercialize and achieve those revenue expectations with respect to our Branded Products, our anticipated revenues and liquidity will be materially adversely impacted.

Moreover, even if we are able to successfully commercialize our Branded Products, their continued commercial success may be largely dependent on the capability of our third‑party collaborators. Such third‑party collaborators may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. In addition, if any of our manufacturing or collaboration partners fail to effectively perform under our arrangements for any reason, we may not be able to find a suitable replacement partner on a timely basis on acceptable terms, or at all.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the ability to commercialize and market any of our products and product candidates that receive regulatory approval;
•	the price paid by customers for our products and product candidates that receive regulatory approval, including in comparison to branded or generic competitors;
•	the efficacy and safety of our products and product candidates, including as relative to marketed products and product candidates in development by third parties;
•	the ability to manufacture on a cost‑effective basis and sell commercial quantities of our products and product candidates that receive regulatory approval;
•	acceptance of any of our products and product candidates that receive regulatory approval by physicians and other healthcare providers;
•	the time it takes for our product candidates to complete clinical development and receive marketing approval;
•	the ability to maintain a good relationship with regulatory authorities;
•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicaid and Medicare; and
•	the ability to protect intellectual property rights related to our product and product candidates.

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

After an NDA, including a 505(b)(2) application, is approved, the covered product becomes a “listed drug” that, in turn, can be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. The FDCA, implementing regulations and other applicable laws provide incentives to manufacturers to create modified, non‑infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as the listed drugs, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices.

Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product, such as our Branded Products, can be lost to the generic version. Accordingly, competition from generic equivalents to our product candidates would materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our product candidates. For example, on July 25, 2016, we received a paragraph IV certification from Actavis Laboratories FL, Inc. (“Actavis”) advising us that Actavis filed an ANDA with the FDA for a generic version of Adzenys XR‑ODT. On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement with Actavis, pursuant to which we have granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. On October 31, 2017, we received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. (“Teva”) advising us that Teva filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. On December 21, 2018, we entered into a Settlement Agreement and a Licensing Agreement with Teva, pursuant to which we have granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances.

The design, development, manufacture, supply and distribution of our products and product candidates are highly regulated processes and technically complex.

We are subject to extensive regulation in connection with the preparation and manufacture of our products for commercial sale, and our product candidates and potential product candidates for clinical trials. Components of a finished therapeutic product approved for commercial sale or used in late‑stage clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products and product candidates that may not be detectable in final product testing. The development, manufacture, supply and distribution of our approved products as well as any of our future potential product candidates, are highly regulated processes and technically complex. We, along with our third‑party suppliers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of our Branded Products is a regulated drug product and subject to the U.S. Drug Enforcement Administration (“DEA”) regulation, we have had to, and will continue to, need to secure state licenses from each state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

We must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to applicable parts of the FDA’s Good Laboratory Practices, or GLP, and cGMP requirements enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure to comply with cGMP requirements or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. For example, in connection with a general cGMP and pre-approval inspection for Adzenys ER in July 2017, we received a Form FDA 483 with one observation related to complaint records failing to document the reason and the individual making the decision not to conduct a complaint investigation. We implemented corrective action related to this observation and responded to the FDA. The FDA has conducted additional inspections in 2018 that have not resulted in Form FDA 483s. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

Regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time‑consuming for us to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of our facility. Any such remedial measures imposed upon us could materially harm our business. If we fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or revocation of a pre‑existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

For our approved products, we must comply with the requirements of the Drug Supply Chain Security Act (the “DSCSA), which outlines critical steps to build an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.

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

Our approved NDAs for our Branded Products, include our proposed manufacturing process for each product. Any change to our manufacturing process, facilities or suppliers could require that we supplement our approved NDA. Also, because of our proprietary processes for manufacturing our product candidates, we cannot immediately transfer manufacturing activities for our Branded Products or our generic Tussionex to an alternate supplier, and a change of facilities would be a time‑consuming and costly endeavor.

Any changes to our manufacturing process would involve substantial cost and could result in a delay in our desired clinical and commercial timelines. We are also reliant on a limited number of suppliers for resin, drug compounds, coating and other component substances of our final product candidates and products. If any of these single‑source suppliers were to breach or terminate its supply agreement, if any, with us or otherwise not supply us, we would need to identify an alternative source for the supply of component substances for our product candidates and products. Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or products could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our approved products or product candidates or a decrease in sales of our approved products, which could harm our financial position and commercial potential for our product candidates and products. Any alternative vendor would also need to be qualified through an NDA supplement which could result in further delay, including delays related to additional clinical trials. The FDA, DEA, or other regulatory agencies outside of the United States may also require additional studies if we enter into agreements with new suppliers for the manufacture of our Branded Products and our generic Tussionex that differ from the suppliers used for clinical development of such product candidates.

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

We currently depend on third‑party suppliers for the supply of the APIs for our products and product candidates, including drug substance for nonclinical research, clinical trials and commercialization. For our Branded Products and our generic Tussionex, we currently rely on single suppliers for raw materials including APIs, which we use to manufacture, produce and package final dosage forms. In particular, we have an exclusive supply agreement with Coating Place, Inc. (“CPI”), pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We are subject to penalties from wholesalers and contracted retailers if we do not deliver our generic Tussionex and Branded Products in quantities that meet their demand. Any such delays could trigger these penalty provisions, which would have a negative impact on our business.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. Pharmaceutical companies often encounter difficulties in manufacturing, particularly in scaling up production of their products. These problems include manufacturing difficulties relating to production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. If we are unable to demonstrate stability in accordance with commercial requirements, or if our raw material manufacturers were to encounter difficulties or otherwise fail to comply with their obligations to us, our ability to obtain FDA approval and market our products and product candidates would be jeopardized. In addition, any delay or interruption in the supply of clinical trial supplies could delay or prohibit the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new trials at significant additional expense or to terminate a trial. We purchase raw materials and components from various suppliers in order to manufacture our Branded Products. If we are unable to source the required raw materials from our suppliers, or if we do not obtain DEA quotas or receive inadequate DEA quotas, we may experience delays in manufacturing our Branded Products, and may not be able to meet our customers’ demands for our products.

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

If sales of our approved products grow, we will need to continue to increase our workflow capacity for customer service, improve our billing and general process, expand our internal quality assurance program and extend our platform to support product production at a larger scale within expected turnaround times. We may need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our Branded

Products. Portions of our process are not automated and will require additional personnel to scale. We may also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our software and computing capacity to meet increased demand. Alternatively, we may need to identify third party contract manufacturers to ensure we have adequate capacity to meet any future demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our facilities to accommodate such required expansion.

As additional product candidates, if approved, are commercialized, we will need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications, or identify third party contract manufacturers. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.

If the current public health epidemic related to coronavirus (COVID-19) continues to worsen, our operations, business and financial results may be adversely impacted.

Public health epidemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries, including the United States, and infections and deaths have been reported globally. The extent to which the coronavirus impacts our operations in the future will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus, the actions taken to contain the coronavirus or treat its impact, and the impact of each of these items on the economies and financial markets in the United States and abroad, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing efforts and our clinical operations, and could have an adverse impact on the demand for our products, our business and our financial results.

If our sole manufacturing facility becomes damaged or inoperable or we decide to or are required to vacate our facility, our ability to manufacture our Branded Products, our generic Tussionex or future potential product candidates for clinical development, may be jeopardized. Our inability to continue manufacturing adequate supplies of our products could adversely affect our ability to generate revenues.

All of our manufacturing capabilities are housed in our sole manufacturing facility located in Grand Prairie, Texas. Our facility and equipment could be harmed or rendered inoperable by natural or man‑made disasters, including war, fire, tornado, power loss, communications failure or terrorism, any of which may render it difficult or impossible for us to operate our drug delivery technology platform and manufacture our product candidates or products for some period of time. While we seek to maintain finished goods inventory of our products outside of this facility, it is unlikely that the level of such inventory would be sufficient if we were to sustain anything other than a short-term disruption in our ability to manufacture our products and product candidates at our Grand Prairie, Texas facility. The inability to manufacture our products and product candidates if our facility or our equipment is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to manufacture our products and product candidates could become damaged and time‑consuming to repair or replace. It would be difficult, time‑consuming and expensive to rebuild our facility or repair or replace our equipment or license or transfer our proprietary technology to a third‑party, particularly in light of the requirements for a DEA‑registered manufacturing and storage facility like ours. If we decide to or are required to change or add a new manufacturer or supplier, the process would likely require prior FDA, DEA and/or equivalent foreign regulatory authority approval, and would be time consuming and costly. Even in the event we are able to find a third party with such qualifications to enable us to manufacture our products or product candidates, we may be unable to negotiate commercially reasonable terms.

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

Amphetamine, methylphenidate and hydrocodone, which are the active ingredients in our Adzenys XR-ODT, Adzenys ER, Cotempla XR-ODT and generic Tussionex products, are listed by the DEA as a Schedule II controlled substance under the Controlled Substances Act (“CSA”). The DEA classifies substances as Schedule I, II, III, IV or V controlled substances, with Schedule I controlled substances considered to present the highest risk of substance abuse and Schedule V controlled substances the lowest risk. Scheduled controlled substances are subject to DEA regulations relating to supply, procurement, manufacturing, storage, distribution and physician prescription procedures. For example, Schedule II controlled substances are subject to various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills. In addition to federal scheduling, some drugs may be subject to state‑controlled substance laws and regulations and more extensive requirements than those determined by the DEA and FDA. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may schedule products separately. While some states automatically schedule a drug when the DEA does so, other states require additional state rulemaking or legislative action, which could delay commercialization. Some state and local governments also require manufacturers to operate a drug stewardship program that collects, secures, transports and safely disposes of unwanted drugs.

Entities must register annually with the DEA to manufacture, distribute, dispense, import, export and conduct research using controlled substances. In addition, the DEA requires entities handling controlled substances to maintain records and file reports, including those for thefts or losses of any controlled substances, and to obtain authorization to destroy any controlled substances.

Registered entities are subject to DEA inspection and also must follow specific labeling and packaging requirements, and provide appropriate security measures to control against diversion of controlled substances. Security requirements vary by controlled substance schedule with the most stringent requirements applying to Schedule I and Schedule II controlled substances. Required security measures include background checks on employees and physical control of inventory through measures such as vaults and inventory reconciliations. Failure to follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration. The DEA also has a production and procurement quota system that controls and limits the availability and production of Schedule I or II controlled substances. If we or any of our suppliers of raw materials that are DEA‑classified as

Schedule I or II controlled substances are unable to receive any quota or a sufficient quota to meet demand for our products, if any, our business would be negatively impacted.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “Affordable Care Act” or “ACA”), was signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

•	mandatory rebates for drugs sold into the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk‑based Medicaid managed care plans.
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

•

pharmaceutical companies are required to pay an annual non‑tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense.

Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, it is unclear what effect the latest ruling will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost‑sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it would discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017 and again on July 18, 2018. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third‑party payors who argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third‑party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment.

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

In 2020, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act, and litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results. Changes to the Affordable Care Act or other existing health care regulations could significantly impact our business and the pharmaceutical industry. Although it is too early to determine the effect of legal challenges, pending legislation, and executive action on the Affordable Care Act, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

•

The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken.

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

At the federal level, the Trump Administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Additionally, in December 2019, the FDA issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the draft guidance, if finalized, is unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. Further, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Act of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require the Department of Health and Human Services (HHS) to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing. We anticipate pricing scrutiny will continue and escalate, including on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, and our results of operations may be adversely impacted.

CMS may also develop new payment and delivery models, such as bundled payment models. CMS finalized regulations that give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, CMS finalized a rule that amends the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. CMS is still considering proposed changes to the definition of “negotiated prices” in the regulations. It is unclear what effect such changes will have on our business and ability to receive adequate reimbursement for our products.

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

Inadequate funding for the FDA, and other government agencies could prevent our new products, services and product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work‑related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for our products or, if approved, product candidates their commercial success may be severely hindered.

Successful sales of our products and any product candidates that receive regulatory approval depend on the availability of adequate coverage and reimbursement from third‑party payors. Patients who are prescribed medications for the treatment of their conditions generally rely on third‑party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co‑payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for our Branded Products will depend significantly on access to third‑party payors’ drug formularies, or lists of medications for which third‑party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third‑party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

Third‑party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Many pharmaceutical manufacturers must also calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely.

In addition, in the United States, no uniform policy requirement for coverage and reimbursement for drug products exists among third‑party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time‑consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Our relationships with customers, healthcare providers and third‑party payors are subject to applicable anti‑kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

For our product and any product candidates that obtain regulatory approval and are marketed in the United States, our arrangements with third‑party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by U.S. federal and state governments and foreign jurisdictions in which we conduct our business. In the United States, these laws include, without limitation, state and federal anti‑kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

•

The federal Anti‑Kickback Statute, makes it illegal for any person, including a prescription drug or biologic manufacturer (or a party on its behalf) to knowingly and willfully solicit, receive, offer or pay remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, either the referral of an individual, or the purchase, recommendation, order or prescription of a particular item, drug or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Violations of this law are punishable by prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute.

•

The federal civil and criminal false claims laws, including the False Claims Act, and federal civil monetary penalties imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false, fraudulent or fictitious claims for payment by a federal healthcare program or knowingly making a false statement or record material to payment of a false claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and the potential implication of various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

•

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and falsifying, concealing or covering up by any trick and trade a material fact, or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items, or services in relation to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

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

•

The Physician Payments Sunshine Act, enacted as part of the Affordable Care Act which imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program for certain payments and other “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

•

Analogous state and foreign fraud and abuse laws and regulations, such as state anti‑kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information. Some states mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. State and foreign laws also govern the privacy and security of health information in certain circumstances. Such data privacy and security laws may differ from one another in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

We are subject to complex laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA may impact certain of our business activities. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA could mark the beginning of a trend toward more stringent state and/or federal privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, disgorgement, reputational harm, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non‑compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Efforts to ensure that our business arrangements comply with applicable healthcare laws and regulations, as well as responding to possible investigations by government authorities, can be time‑ and resource‑consuming and can divert a company’s attention from the business.

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

We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover any and all liabilities that we may incur. Insurance coverage is increasingly expensive and difficult to obtain. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business. In addition, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products. For example, we have experienced increasing difficulty in procuring insurance coverage for our products, in particular, our opioid‑based product, due to their status as controlled substances.

RISKS RELATED TO THE CLINICAL DEVELOPMENT, REGULATORY REVIEW AND APPROVAL OF OUR PRODUCT CANDIDATES

Our failure to successfully identify, develop and market additional product candidates could impair our ability to grow.

As part of our strategy, we intend to identify, develop and market additional product candidates. We are exploring various therapeutic opportunities for our pipeline and proprietary technologies. We may spend several years completing our development of any particular current or future internal product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license product candidates, approved products or the underlying technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising product candidates and products.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in‑licensing of third‑party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in‑licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. For example, we may fail to realize the anticipated benefits of the license of NT0502, our in‑licensed product candidate, and there is no assurance that we will be able to maintain the license for NT0502 on commercially reasonable terms or at all. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

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

•

may determine that we inappropriately relied on a certain listed drug or drugs for our 505(b)(2) NDA or that approval of our applications for any future product candidate is blocked by patent or non‑patent exclusivity of the listed drug or drugs;

•	may identify deficiencies in the manufacturing processes or facilities of third‑party manufacturers with which we enter into agreements for the supply of the API used in our product candidates;
•	may identify deficiencies in our own manufacturing processes or our proposed scale‑up of the manufacturing processes or facilities for the production of our product candidates;
•	may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post‑approval clinical trials;
•	may change its approval policies or adopt new regulations; or
•	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

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

We intend to seek FDA approval through the 505(b)(2) regulatory approval pathway for each of our future product candidates in our product pipeline. The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch‑Waxman Amendments, added 505(b)(2) to the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from trials that were not conducted by or for the applicant and for which the applicant does not have a right of reference.

If we cannot pursue the 505(b)(2) regulatory approval pathway for our product candidates as we intend, we may need to conduct additional nonclinical studies or clinical trials, provide additional data and information and meet additional requirements for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates likely would increase substantially and could result in our inability to continue development of our product candidates. Moreover, the inability to pursue the 505(b)(2) regulatory approval pathway could result in new competitive products reaching the market before our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory approval pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate.

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

For NDAs submitted under 505(b)(2), the patent certification and related provisions of the Hatch‑Waxman Amendments apply. Accordingly, we may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”), with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

Under the Hatch‑Waxman Amendments, the holder of patents that the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent owner’s receipt of notice triggers a one‑time, automatic, 30‑month stay of the FDA’s ability to approve the 505(b)(2) NDA, unless patent litigation is resolved in favor of the Paragraph IV filer or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all.

In addition, a 505(b)(2) application will not be approved until any non‑patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the listed drug has expired. The FDA also may require us to perform one or more additional clinical trials or measurements to support the change from the listed drug, which could be time consuming and could substantially delay our achievement of regulatory approval. The FDA also may reject any future 505(b)(2) submissions and require us to submit traditional NDAs under 505(b)(1), which would require extensive data to establish safety and effectiveness of the drug for the proposed use and could cause delay and additional costs. These factors, among others, may limit our ability to commercialize our product candidates successfully.

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

We intend to identify, develop and market additional product candidates if we complete IND-enabling activities; however, we may not be able to commence or complete the clinical trials, including those with respect to NT0502, that would support the submission of an NDA to the FDA. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Clinical trials can be delayed or prevented for a number of reasons, including:

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

•	failure of our third‑party contractors, such as CROs and CMOs, or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner;
•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;
•	difficulties obtaining IRB approval to conduct a clinical trial at a prospective site;
•	the FDA requiring alterations to any of our study designs, our nonclinical strategy or our manufacturing plans;
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

Positive results in nonclinical studies and clinical trials of any of our product candidates may not be predictive of similar results in future clinical trials. Also, interim results during a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from any completed nonclinical studies and clinical trials for any of our product candidates may not be predictive of the results we may obtain in later stage trials. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials. Moreover, clinical data is often susceptible to varying interpretations and analyses.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL POSITION

We have incurred significant operating losses since our inception and may never achieve or maintain profitability.

We have incurred significant net losses of $16.9 million, $51.7 million and $65.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, we had accumulated deficits of $334.0 million and $317.0 million, respectively. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. Our company has limited operating history commercializing branded products, and our Branded Products will continue to require substantial investment to support future sales. In addition, our product candidates will require substantial additional investment in the future. Despite this investment, we may never secure regulatory approvals or, even if approved, generate product sales from these product candidates. In the near term, we expect to continue to incur substantial operating expenses in connection with the manufacturing and commercialization of our products, the development of our product candidates and the operation of our business. Because of the numerous risks and uncertainties associated with our commercial products and the development of our product candidates, we are unable to accurately predict the timing or amount of our revenues and expenses, whether we will have sufficient funding available to us, or when, if ever, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our common stock, would necessitate our need to obtain additional funding for us to continue operations, and could impair our ability to raise capital, expand our business, continue our development efforts, or diversify our product offerings, among other things. A decline in the value of our company also could cause you to lose all or part of your investment.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing future potential product candidates, conducting clinical trials, establishing raw material supplier relationships and manufacturing, and selling and marketing drugs are expensive and uncertain processes. Although we believe our existing cash and cash equivalents and short-term investments, together with our credit facility with Encina and any cash generated from operations, will be sufficient to fund our anticipated operating requirements for at least the next twelve months from the date of the filing of this Annual Report on Form 10-K, we may need to obtain additional capital through equity offerings, debt financing, payments under new or existing licensing and research and development collaboration agreements, or any combination thereof, in order to become cash flow positive and to develop and commercialize additional product candidates. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition.

In addition, unforeseen circumstances may arise, or our strategic imperatives could change, causing us to consume capital significantly faster than we currently anticipate, requiring us to seek to raise additional funds sooner than expected. We have no committed external sources of funds.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the expenses associated with our sales, marketing, distribution and commercial manufacturing efforts for our Branded Products and any other potential product candidates;
•	our ability to successfully commercialize our Branded Products, and to continue to increase the level of sales in the marketplace;
•	the rate of progress and cost of our trials and other product development programs for our other product candidates;
•	the costs and timing of in‑licensing additional product candidates or acquiring other complementary technologies, assets or companies;
•	the actions of our competitors and their success in selling competitive product offerings; and
•	the status, terms and timing of any collaborative, licensing, co‑promotion or other arrangements.

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

On May 11, 2016, we entered into a senior secured credit facility with Deerfield as lender of which $45.0 million of senior secured credit is outstanding as of December 31, 2019. Under our agreement, we are required to make payments of $15.0 million in each of May 2020 and May 2021, and a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly at a rate of 12.95% per year. On October 2, 2019, we entered into a loan agreement with Encina pursuant to which Encina will extend up to $25.0 million in secured revolving loans to us for general corporate purposes. Any loans under this agreement bear variable interest through maturity at the one-month LIBOR, plus an applicable margin of 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. As of December 31, 2019, we had no borrowing outstanding under this facility. All obligations under our credit facilities are secured by substantially all of our existing property and assets subject to certain exceptions. These debt financings and any future debt financings may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of December 31, 2019 and 2018, we had accumulated deficit of $334.0 million and $317.0 million, respectively. Although we have strategies and plans to achieve profitability through revenue growth, we expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to market our approved products and continue to develop and seek marketing approval for our product candidates.

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

•	our ability to establish and maintain an effective sales and marketing infrastructure;
•	variations in the level of expenses related to our commercialization efforts and the development of additional clinical programs;
•	competition from existing products or new products that may emerge;
•	the level of market acceptance for any approved product candidates and underlying demand for that product, seasonality in the use of that product by end‑users and wholesalers’ buying patterns;
•	regulatory developments affecting our products and product candidates;
•	our dependency on third‑party manufacturers to supply components of our product candidates;
•	potential side effects of our future products that could delay or prevent commercialization or cause an approved drug to be taken off the market;
•	any delays in regulatory review and approval of our product candidates;
•	any intellectual property infringement lawsuit in which we may become involved; and
•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

Our ability to use our net operating loss carry‑forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre‑change net operating loss carry‑forwards and other pre‑change tax attributes, such as research tax credits, to offset its post‑change income may be limited. We have in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre‑change net operating loss carry‑forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, pursuant to the Tax Cuts and Jobs Act of 2017, we may not carry back net operating losses to prior years and we may not use net operating losses generated in 2018 and later to reduce our taxable income in any year by more than 80%. Net operating losses generated prior to 2018 are available to fully offset future taxable income. These rules apply in addition to those imposed under Section 382 as the result of an “ownership change.”

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. We have established an annual SOX Risk Assessment and Control Effectiveness Test Cycle that is designed to timely identify deficiencies to management for remediation to comply with Section 404 of the Sarbanes‑Oxley Act of 2002 (or the “SOX Act”). We may discover additional deficiencies in our internal controls over financial reporting, including those identified through testing conducted by us in connection with Section 404 of the SOX Act. Such deficiencies may be deemed to be significant deficiencies or material weaknesses that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further remedial action. Failures of internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our business and operations would suffer in the event of system failures.

We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber‑attacks or successfully mitigating their effects.

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

We have retained third‑party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which will be out of our direct control. These service providers may provide key services related to, among other things, distribution, customer service, accounts receivable management and cash collection. If these third‑party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand may be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient or if they fail to comply with various requirements, we could be subject to regulatory sanctions.

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

Due to legal standards relating to patentability, validity, enforceability and scope of claim, patents covering pharmaceutical and biotechnology inventions involve complex legal, scientific and factual questions. Formulation of drug products such as ours with complex release profiles is an area of intense research, publishing and patenting, which limits the scope of any new patent applications. As a result, our ability to obtain, maintain and enforce patents is uncertain and any rights under any existing patents, or any patents we might obtain or license, may not provide us with sufficient protection for our products and product candidates to afford a commercial advantage against competitive products or processes. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Even if patents do successfully issue, third parties may challenge their patentability, validity (e.g., by discovering previously unidentified prior art, or a patent‑barring event such as a prior public disclosure, use, sale or offer for sale of the invention), enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. For example, we have in-licensed certain patent applications for NT0502 for which prior art may limit the scope of claims in the patents, if ultimately issued by the USPTO. In addition, U.S. patents may be challenged by third parties via inter partes review, post grant review, derivation or interference proceedings at the USPTO, and European patents may be challenged via an opposition proceeding at the European Patent Office. Furthermore, if we were to assert our patent rights against a competitor, the competitor could challenge the validity and/or enforceability of the asserted patent rights. Although a granted U.S. patent is entitled to a statutory presumption of validity, its issuance is not conclusive as to its validity or its enforceability, and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products.

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

Such litigation is often time‑consuming and costly and its outcome would be unpredictable; however, we intend to vigorously enforce our intellectual property rights relating to our products. We would expect to face generic competition for our products if such patents are not upheld or if a filer of a Paragraph IV certification is found not to infringe such patents. The resulting loss of exclusivity would impact pricing and our sales of our products, which could have a material adverse impact on our business.

Moreover, we may be subject to a third‑party pre‑issuance submission of prior art to the USPTO, or become involved in reexamination, inter partes review, or interference proceedings challenging our patent rights. Patents based on applications that we file in the future may also be subject to derivation and/or post‑grant review proceedings. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights and allow third parties to commercialize our technology or products and compete directly with us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Patent protection must ultimately be sought on a country‑by‑country basis, which is an expensive and time‑consuming process with uncertain outcomes. Accordingly, we have, and may in the future, choose not to seek patent protection in certain countries. Furthermore, while we intend to protect our intellectual property rights in certain markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non‑compliance with these requirements.

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

The pharmaceutical industry is rife with patent litigation between patent holders and producers of follow‑on drug products. The possibility of blocking FDA approval of a competitor’s product for up to 30 months provides added incentive to litigate over Orange Book patents, but suits involving non‑Orange Book patents are also common in the ADHD space. There have been multiple patent litigations involving nearly all of the medications for treatment of ADHD. This trend may continue and, as a result, we may become party to legal matters and claims arising in the ordinary course of business.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the pharmaceutical industry generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time‑consuming to litigate and may divert our management’s attention from our core business;
•	third parties bringing claims against us may have more resources than us to litigate claims against us;
•

substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from selling our product or any product candidate approved in the future, if any, unless the third party licenses its rights to us, which it is not required to do;
•	if a license is available from a third party, we may have to pay substantial royalties, fees or grant cross‑licenses to our intellectual property rights; and
•	redesigning any of our products and product candidates so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Our drug development strategy relies heavily upon the 505(b)(2) regulatory approval pathway, which requires us to certify that we do not infringe upon third‑party patents covering approved drugs. Such certifications typically result in third‑party claims of intellectual property infringement, the defense of which would be costly and time consuming, and an unfavorable outcome in any litigation may prevent or delay our development and commercialization efforts which would harm our business.

Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our products and product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner once our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our NDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45‑day period, our NDA will not be subject to the 30‑month stay. However, even if the third party does not sue within the 45‑day time limit, thereby invoking the 30‑month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45‑day limit. For example, when we initially submitted our Adzenys XR‑ODT NDA in December 2012 and in response to our Paragraph IV certification, Shire initiated a lawsuit against us claiming patent infringement against certain of Shire’s patents. We settled with Shire in July 2014. As part of our settlement, among other things, we stipulated that the commercial manufacture, use, selling, offering for sale or importing of Adzenys XR‑ODT would infringe on certain Shire patents and that such patent claims are valid and enforceable with respect to our Adzenys XR‑ODT NDA, but that such stipulations do not preclude us from filing new regulatory applications containing a Paragraph IV certification citing such patents. We also entered into a non‑exclusive License Agreement (the “2014 License Agreement”) with Shire for certain of Shire’s patents with respect to our Adzenys XR‑ODT NDA. Under the terms of the 2014 License Agreement, upon obtaining FDA approval of our Adzenys XR‑ODT NDA, we were required to pay a lump‑sum, non‑refundable license fee no later than thirty days after receiving such approval and are required to pay a single‑digit royalty on net sales of Adzenys XR‑ODT during the life of the patents. In addition, on January 26, 2017, we sent a letter to Shire, notifying Shire that we have made a Paragraph IV certification to the FDA that in our opinion and to the best of our knowledge, the patents owned by Shire that purportedly cover our Adzenys ER are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Adzenys ER. On March 6, 2017, we entered into a License Agreement (the “2017 License Agreement”) with Shire, pursuant to which Shire granted us a non‑exclusive license to certain patents owned by Shire for certain activities with respect to Adzenys ER. Under the terms of the 2017 License Agreement, we were required to pay a lump sum, non‑refundable license fee no later than thirty days after receiving regulatory approval and are required to pay a single digit royalty on net sales of the Adzenys ER during the life of the relevant patents. Additionally, each of the 2014 License Agreement and 2017 License Agreement contains a covenant from Shire not to file a patent infringement suit against us alleging that Adzenys XR‑ODT or Adzenys ER, respectively, infringes the Shire patents.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary know‑how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time‑consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Some of our employees were previously employed at other companies, including actual or potential competitors. We may also engage advisors and consultants who are concurrently employed at other organizations or who perform services for other entities. Although we try to ensure that our employees, advisors and consultants do not use the proprietary information or know‑how of others in their work for us, we may be subject to claims that we or our employees, advisors, or consultants have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such party’s former employer or in violation of an agreement with or legal obligation in favor of another party. Litigation may be necessary to defend against these claims.

In addition, while we generally require our employees, consultants, advisors and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self‑executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Similarly, we may be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third party, such as an employer or former employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us. Litigation may be necessary to defend against these claims.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering in July 2015 at a price of $15.00 per share, our stock price has ranged from $1.13 to $28.99, through March 6, 2020. Our stock price could be subject to wide fluctuations in the future in response to a variety of factors, including the following:

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

As of December 31, 2019, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 35.5% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to exert significant influence over matters such as the elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In the past we have received, and in the future we may receive, unsolicited proposals to acquire our company or our assets. For example, in June 2017 and in October 2017, the Board of Directors received an unsolicited non‑binding proposal for the acquisition of all of our stock. The review and consideration of acquisition proposals and related matters could require the expenditure of significant management time and personnel resources. Such proposals may also create uncertainty for our employees, customers and vendors. Any such uncertainty could make it more difficult for us to retain key employees and hire new talent, and could cause our customers and vendors to not enter into new arrangements with us or to terminate existing arrangements. Additionally, we and members of our Board of Directors could be subject to future lawsuits related to unsolicited proposals to acquire us. Any such future lawsuits could become time consuming and expensive.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting and other expenses. In addition, the SOX Act, as well as rules subsequently implemented by the Securities and Exchange Commission (the “SEC”) and NASDAQ, have imposed various requirements on public companies. In July 2010, the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd‑Frank Act that required the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the SOX Act and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10‑K and our periodic reports and proxy statements, and exemptions from the requirements of holding a non‑binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2020, (b) in which we have total annual gross revenue of at least $1.07 billion (as inflation‑adjusted by the SEC from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non‑convertible debt during the prior three‑year period.

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

Some provisions of our charter documents and Delaware law may have anti‑takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

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

Our amended and restated certificate of incorporation, as currently in effect, provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. The foregoing provisions will not apply to any causes of action arising under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934. The choice of forum provision may impose additional litigation costs on stockholders in pursuing such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters are located in Grand Prairie, Texas, where we lease approximately 97,282 square feet of office, laboratory and manufacturing space. Our lease expires on December 31, 2024, with an option to extend. We believe our current office, laboratory and manufacturing space is sufficient to meet our needs until the expiration of the lease. In addition, we executed a 60‑month lease for 6,078 square feet of office space in Blue Bell, Pennsylvania for our commercial operations which commenced on May 1, 2016 and which has an option to extend for 60 months. We may seek to negotiate new leases or evaluate additional or alternate space to accommodate operations relating to commercialization. We believe that appropriate alternative space is readily available on commercially reasonable terms.

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

On July 25, 2016, we received a paragraph IV certification from Actavis advising us that Actavis filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) for a generic version of Adzenys XR-ODT. On September 1, 2016, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Actavis, Inc. alleging that Actavis infringed our Adzenys XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Adzenys XR-ODT prior to the expiration of our patents. On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement with Actavis (the “Actavis Agreement”), which resolved all ongoing litigation involving our Adzenys XR-ODT patents and Actavis’s ANDA. Under the Actavis Agreement, we granted Actavis the right to manufacture and market its generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Actavis Agreement has been submitted to the applicable governmental agencies.

On October 31, 2017, we received a paragraph IV certification from Teva advising us that Teva filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. On December 13, 2017, we filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed our Cotempla XR-ODT patents by submitting to the FDA an ANDA seeking to market a generic version of Cotempla XR-ODT prior to the expiration of our patents. On December 21, 2018, we entered into a Settlement Agreement and a Licensing Agreement with Teva (the “Teva Agreement”), which resolved all ongoing litigation involving our Cotempla XR-ODT patents and Teva’s ANDA. Under the Teva Agreement, we granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

On March 7, 2018, and April 18, 2019, we received citations advising us that the County of Harris Texas

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

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for our Common Stock

Our common stock has been listed on the NASDAQ Global Market under the symbol “NEOS” since July 23, 2015. Our initial public offering was priced at $15.00 per share on July 22, 2015. On December 31, 2019, the last trading day of 2019, the last reported sale price of our common stock on the NASDAQ Global Market was $1.51 per share. As of March 6, 2020, there were 49,743,122 shares of common stock outstanding, held by approximately 55 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10‑K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share purchase in the year ended December 31, 2019.

ITEM 6. Selected Consolidated Financial Data

The following selected consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017, and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10‑K. The selected historical financial data for the year ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10‑K. You should read this data together with our financial statements and related notes included elsewhere in this Annual Report on Form 10‑K and the information under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Total Revenue(1)	$64,649	$49,988	$27,132	$10,033	$3,792
Cost of Goods Sold	25,123	26,928	14,030	11,734	5,929
Research and Development Expenses	8,582	8,508	8,957	12,207	11,691
Selling and Marketing Expenses(1)	28,122	44,133	46,881	49,291	5,672
General and Administrative Expenses	13,237	13,915	13,805	12,625	7,078
Interest, Loss on Debt Extinguishment and Other Income, Net	6,476	8,179	9,231	6,927	4,203
Loss before income taxes	(16,891)	(51,675)	(65,772)	(82,751)	(30,781)
Income tax expense (benefit)	11	—	—	—	—
Net Loss(1)	$(16,902)	$(51,675)	$(65,772)	$(82,751)	$(30,781)
Preferred Stock Accretion to Redemption Value	—	—	—	—	(1,169)
Preferred Stock Dividends	—	—	—	—	(1,221)
Net Loss Attributable to Common Stock	$(16,902)	$(51,675)	$(65,772)	$(82,751)	$(33,171)
Net Loss per Share—Basic and Diluted(2)	$(0.34)	$(1.60)	$(2.66)	$(5.16)	$(4.38)
Shares Used to Compute Net Loss per Share—Basic and Diluted(2)	49,723,772	32,288,555	24,751,091	16,052,390	7,581,881

(1)

The Company began selling Adzenys XR‑ODT in May 2016, Cotempla XR‑ODT in September 2017 and Adzenys ER in February 2018. Net product sales represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments for our branded products include savings offers, prompt payment discounts, wholesaler fees, estimated rebates to be incurred on the selling price of the respective product sales and estimated allowances for product returns. The Company began selling generic Tussionex in August 2014. Gross to net sales adjustments for generic Tussionex include prompt payment discounts, estimated allowances for product returns, wholesaler fees, estimated government rebates and estimated chargebacks to be incurred on the selling price of generic Tussionex related to the respective product sales. The Company recognizes total gross product sales less gross to net sales adjustments as revenue based on shipments from third party logistics providers to the Company’s wholesaler customers. Also, the Selling and Marketing Expenses and Net Loss amounts in 2019, 2018 and 2017 reflect the sales and marketing expenses associated with the commercialization of our branded products.

(2)

See Note 3 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for an explanation of the calculations of our basic and diluted net loss per common share.

Consolidated Balance Sheet Data:

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cash and Cash Equivalents	$16,830	$46,478	$31,969	$24,352	$90,763
Short‑Term Investments	8,064	—	18,448	15,430	—
Working Capital	3,204	31,573	46,095	34,206	82,306
Total Assets	90,873	111,357	104,108	79,571	122,510
Current Portion of Long Term Debt(1)	15,836	8,557	896	4,921	7,973
Long Term Debt, net of Current Portion(1)	29,099	43,217	58,938	58,599	26,271
Stockholders’ (Deficit) Equity	(6,130)	7,845	8,947	(966)	78,374

(1)

On May 11, 2016, we entered into a $60 million senior secured credit facility (“Facility”) with Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. (collectively, “Deerfield”), as lenders. See Note 11 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for further details.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the “Item 6. Selected Consolidated Financial Data” and the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10‑K. This discussion contains forward‑looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” or in other parts of this Annual Report on Form 10‑K.

OVERVIEW

We are a commercial-stage pharmaceutical company focused on developing, manufacturing and commercializing central nervous system-focused products. We currently have three branded products approved by the U.S. Food and Drug Administration (“FDA”) and marketed and sold by us in the United States using our internal commercial organization. Our products are extended-release (“XR”), medications in patient-friendly, orally disintegrating tablets (“ODT”) or oral suspension dosage forms that utilize our microparticle modified-release drug delivery technology platform. We received approval from the FDA for our three attention deficit hyperactivity disorder (“ADHD”) products as follows: Adzenys XR-ODT, our amphetamine XR-ODT for the treatment of ADHD in patients 6 years and older, on January 27, 2016 and commercially launched in May 2016; Cotempla XR-ODT, our methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, on June 19, 2017 and commercially launched in September 2017; and Adzenys ER, our amphetamine extended-release oral suspension for the treatment of ADHD in patients 6 years and older, on September 15, 2017, and commercially launched in February 2018. Products containing amphetamine and methylphenidate are the most commonly prescribed medications in the United States for the treatment of ADHD. We believe Adzenys XR-ODT and Cotempla XR-ODT are the first amphetamine and methylphenidate extended release, orally disintegrating tablets, respectively, marketed for the treatment of ADHD. In addition to our marketed products, we are developing NT0502, our product candidate for the treatment of sialorrhea.

We manufacture Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER in our current Good Manufacturing Practice (“cGMP”) and U.S. Drug Enforcement Administration (“DEA”)‑registered manufacturing facilities, which help control supply quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an extended release, oral suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold (“generic Tussionex”).

On October 23, 2018, we entered into an Exclusive License Agreement (the “License Agreement”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted us an exclusive, world-wide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX 101, referred to as NT0502. NT0502 is a selective anticholinergic agent that we are developing as an oral, once- or twice-daily treatment to reduce chronic sialorrhea in patients with neurological conditions associated with excessive salivation or drooling. In January 2020, we announced that we had completed dosing in a Phase 1 pilot pharmacokinetic study in healthy adults for NT0502, with top-line results expected in the first quarter of 2020. Data from this study is expected to provide insights into the pharmacokinetic profile of the four tested formulations and provide guidance on final formulation selection and dosing for future clinical trials. In the second half of 2020, we plan to initiate a Phase 1 single ascending dose/multiple ascending dose study (“SAD/MAD study”) of NT0502.

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

Since our reorganization in 2009, we have devoted substantially all of our resources to funding our manufacturing operations, the development of our product candidates, and the commercialization of our approved products; these activities include the implementation and execution of our commercialization strategies, conducting research and development activities and clinical trials for our product candidates, providing general and administrative support of these operations, and seeking and maintaining intellectual property protection. Prior to our initial public offering of our common stock in July 2015, we funded our operations principally through private placements of our common stock, redeemable convertible preferred stock, bank and other lender financings and through payments received under collaborative arrangements.

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $16.9 million, $51.7 million and $65.8 million for the year ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, we had an accumulated deficit of approximately $334.0 million and $317.0 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including, among other things:

•	sales and marketing efforts for Adzenys XR‑ODT, Cotempla XR‑ODT, and Adzenys ER;

•	research and development activities for new product candidates;
•	post-marketing approval research activities for our approved products;
•	manufacture supplies for our preclinical studies and ongoing and planned clinical trials;
•	protection and enforcement of our intellectual property rights;
•	general operations as a public company; and
•	debt service costs on our existing debt facilities.

FINANCIAL OPERATIONS OVERVIEW

Revenue

Since 2014, we have generated revenue from product sales of our generic Tussionex recorded on a net sales basis. Sales of our generic Tussionex are seasonal and correlate with the cough and cold season. We launched commercialization of Adzenys XR‑ODT on May 16, 2016, initiated an early experience program with Cotempla XR‑ODT with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017 and launched commercialization of Adzenys ER on February 26, 2018. We sell our products to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of the continuing commercialization of Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER, we expect our future revenue to increase from historical levels.

We restructured our commercial efforts for our ADHD products in January 2019 to focus on more profitable business channels and market segments. We believe that a useful indicator of our progress in these efforts is average net price per pack, which is derived from net sales for each product divided by units of that product shipped. As we focus on selling in more profitable business channels and market segments, we would expect average net price per pack to increase. Following the restructuring, although product mix has changed, average net price per pack has increased. Unit shipments of Adzenys XR-ODT for the year ended December 31, 2019 were 261,488, as compared to 275,476 for the same period in 2018. Unit shipments of Cotempla XR-ODT for the year ended December 31, 2019 were 212,989, as compared to 211,440 for the same period in 2018. Average net price per pack (30-day supply) of Adzenys XR-ODT was $119 for the year ended December 31, 2019, as compared to $97 for the same period in 2018. For Cotempla XR-ODT, average net price per pack (30-day supply) was $120 for the year ended December 31, 2019, as compared to $90 for the same period in 2018.

In the future, we will seek to generate additional revenue from product sales of Adzenys XR‑ODT, Cotempla XR‑ODT, Adzenys ER and generic Tussionex. If we are unsuccessful in these efforts, our results of operations and financial position may be adversely impacted.

Research and development

We expense research and development costs as they are incurred. Research and development expenses consist of costs incurred in the discovery and development of our product candidates, and primarily include:

•	expenses, including salaries, benefits and share‑based compensation expense, of employees engaged in research and development activities;
•	expenses incurred under third party agreements with contract research organizations (“CROs”), and investigative sites that conduct our clinical trials and a portion of our pre‑clinical activities;

•	cost of raw materials, as well as manufacturing cost of our materials used in clinical trials and other development testing;
•	cost of facilities, depreciation and other allocated expenses;
•	fees paid to regulatory authorities for review and approval of our product candidates; and
•	expenses associated with obtaining and maintaining patents.

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

	December 31,
	2019	2018	2017
	(in thousands)
Cotempla XR-ODT	$719	$1,724	$2,034
Adzenys ER	16	23	155
Adzenys XR-ODT	1,849	1,248	760
NT0400	—	144	—
NT0502	605	83	—
Other Research and Development Activities (1)	5,393	5,286	6,008
	$8,582	$8,508	$8,957

(1)	Includes unallocated product development cost, salaries and wages, occupancy and depreciation and amortization.

We expect that our research and development expenses will fluctuate over time as we explore new product candidates, but will decrease as a percentage of revenue if Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER are commercially successful. We expect to fund our research and development expenses from our current cash and cash equivalents, sales of our commercial products and, if approved, our product candidates and the net proceeds from any future equity or debt financings.

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

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs for personnel, including share‑based compensation expense, commercialization activities for Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER, pre‑commercialization activities and preparation for the launch and commercialization of Adzenys ER and trade sales expenses for our generic Tussionex. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care relations, medical marketing, sales support tools, sales planning and market data and analysis.

We believe that our selling and marketing expenses may increase to support the ongoing commercialization of Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER in the United States.

General and administrative

General and administrative expenses consist primarily of salaries and related costs for personnel, including share‑based compensation expense, for our employees in executive, finance, information technology and human resources functions. Other general and administrative expenses include facility‑related costs not otherwise included in research and development expenses or cost of goods sold, and professional fees for business development, accounting, tax and legal services, expenses associated with being a public company, including costs for audit, legal, regulatory and tax‑related services, director and officer insurance premiums and investor relations costs, as well as accounting and compliance costs to support the commercialization of our products, and, if approved, our product candidates. In addition, general and administrative expenses include our Paragraph IV litigation costs, if any.

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

Interest expense, net

Interest expense to date has consisted primarily of interest expense on senior debt, including the amortization of debt discounts and the capitalized leases. We amortize debt issuance costs over the life of the notes which are reported as interest expense in our consolidated statements of operations.

Other income (expense), net

Other income and expense to date has primarily consisted of amortization of the net gain recorded on the sale‑leaseback of our property and equipment. (See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for additional details). Other income and expense also includes interest earned, accretion and gains on our cash and cash equivalents and short‑term investments and changes resulting from the remeasurement of the fair value of our earnout and derivative liabilities. The primary objective of our investment policy is liquidity and capital preservation.

RESULTS OF OPERATIONS

Year ended December 31, 2019 compared to the year ended December 31, 2018

Revenues

The following table summarizes our revenues for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Net product sales	$64,649	$49,988	$14,661	29.3%

Total product revenues were $64.6 million for the year ended December 31, 2019, an increase of $14.6 million, or 29.3%, from $50.0 million for the year ended December 31, 2018. Sales from Cotempla XR‑ODT increased $6.6 million to $25.6 million for the year ended December 31, 2019, compared to $19.0 million for the year ended December 31, 2018. Sales from Adzenys XR‑ODT increased $4.6 million to $31.2 million for the year ended December 31, 2019, compared to $26.6 million for the year ended December 31, 2018. Sales from our generic Tussionex increased $2.6 million to $7.0 million for the year ended December 31, 2019, compared to $4.4 million for the year ended December 31, 2018. Sales from Adzenys ER, which launched on February 26, 2018, were $0.8 for the year ended December 31, 2019 and were negligible for the year ended December 31, 2018.

Cost of goods sold

The following table summarizes our cost of goods sold for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Cost of goods sold	$25,123	$26,928	$(1,805)	(6.7)%

Total cost of goods sold was $25.1 million for the year ended December 31, 2019, a decrease of $1.8 million, or 6.7%, from the $26.9 million for the year ended December 31, 2018. This decrease was primarily due to a $3.9 million decrease in product cost of goods sold resulting from improved manufacturing yields from our branded products. This decrease was partially offset by a $2.1 million increase in labor and indirect production aggregate costs. The lower cost of goods sold, coupled with higher net product sales in 2019, increased our gross profit by 15% for the year ended December 31, 2019, compared to the same period in 2018.

Research and development expenses

The following table summarizes our research and development expenses for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Research and development expenses	$8,582	$8,508	$74	0.9%

Total research and development expenses were $8.6 million for the year ended December 31, 2019, an increases of $0.1 million, or 0.9%, compared to $8.5 million for the year ended December 31, 2018.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Selling and marketing expenses	$28,122	$44,133	$(16,011)	(36.3)%

Total selling and marketing expenses were $28.1 million for the year ended December 31, 2019, a decrease of $16.0 million, or 36.3%, from $44.1 million for the year ended December 31, 2018. This decrease was primarily driven by lower contract sales organization expenses of $8.0 million due to the internalization of our sales force in April 2018, lower salary and incentive compensation expenses of $4.4 million, lower marketing expenses of $2.6 million, lower professional services expenses of $1.8 million, lower advertising expenses of $0.6 million and lower travel and entertainment expenses of $0.8 million, all primarily resulting from our reorganization in January 2019. These decreases were partially offset by higher administrative expenses of $2.4 million associated with the full-year cost of operating our internal sales team.

General and administrative expenses

The following table summarizes our general and administrative expenses for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
General and administrative expense	$13,237	$13,915	$(678)	(4.9)%

Total general and administrative expenses were $13.2 million for the year ended December 31, 2019, a decrease of $0.7 million, or 4.9%, from the $13.9 million for the year ended December 31, 2018. The decrease was primarily driven by lower professional services expenses of $1.0 million and lower administrative expenses of $0.6 million. These decreases were partially offset by higher salary and incentive compensation expenses of $1.1 million.

Interest expense

The following table summarizes interest expense for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Interest expense	$8,009	$8,974	$(965)	(10.8)%

Total interest expense was $8.0 million for the year ended December 31, 2019, a decrease of $1.0 million or 10.8%, from the $9.0 million for the year ended December 31, 2018, primarily due to the decrease in outstanding principal under the senior secured long-term credit facility with Deerfield. The decrease was partially offset by an increase in interest expense under the senior secured short-term line of credit with Encina that we entered into on October 2, 2019. Interest expenses primarily consists of interest on the senior secured long-term credit facility and senior secured short-term line of credit facility for the year ended December 31, 2019, and interest on the senior secured long-term credit facility for the year ended December 31, 2018.

Other income, net

The following table summarizes our other income for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(in thousands)
Other income, net	$1,533	$795	$738	92.8%

Total other income, net was $1.5 million for the year ended December 31, 2019, an increase of $0.7 million, or 92.8%, from the $0.8 million for the year ended December 31, 2018. Other income, net mainly consisted of change in fair value of the Deerfield and Encina debt derivatives and interest income for the years ended December 31, 2019, and change in fair value of the Deerfield debt derivative and interest income for the years ended December 31, 2018.

Year ended December 31, 2018 compared to the year ended December 31, 2017

Revenues

The following table summarizes our revenues for the year ended December 31, 2018 and 2017:

	Year Ended
	December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)
Net product sales	$49,988	$27,132	$22,856	84.2%

Total product revenues were $50.0 million for the year ended December 31, 2018, an increase of $22.9 million or 84.2%, from the $27.1 million for the year ended December 31, 2017. The increase was primarily due to a $17.4 million increase in net sales of Cotempla XR-ODT, which we commenced commercialization of on September 5, 2017 with an early experience program. Sales from Adzenys XR-ODT increased approximately $6.3 million to $26.6 million for the year ended December 31, 2018 from $20.4 million for the year ended December 31, 2017. Net sales of Adzenys ER, which launched on February 26, 2018, were negligible for the year ended December 31, 2018. These increases were partially offset by an $0.8 million decrease in net sales of our generic Tussionex to $4.4 million for the year ended December 31, 2018 from $5.2 million for the year ended December 31, 2017, primarily due to alternative treatment options for this product.

Cost of goods sold

The following table summarizes our cost of goods sold for the year ended December 31, 2018 and 2017:

	Year Ended
	December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)
Cost of goods sold	$26,928	$14,030	$12,898	91.9%

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

Research and development expenses

The following table summarizes our research and development expenses for year ended December 31, 2018 and 2017:

	Year Ended
	December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)
Research and development expenses	$8,508	$8,957	$(449)	(5.0)%

Total research and development expenses were $8.5 million for the year ended December 31, 2018, a decrease of approximately $0.4 million or 5.0%, from $9.0 million for the year ended December 31, 2017. The decrease was primarily related to lower product development expenses for the year ended December 31, 2018 as a result of the FDA approvals of Cotempla XR-ODT in June 2017 and Adzenys ER in September 2017.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the year ended December 31, 2018 and 2017:

	Year Ended
	December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)
Selling and marketing expenses	$44,133	$46,881	$(2,748)	(5.8)%

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

General and administrative expenses

The following table summarizes our general and administrative expenses for the year ended December 31, 2018 and 2017:

	Year Ended
	December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)
General and administrative expenses	$13,915	$13,805	$110	0.8%

Total general and administrative expenses were $13.9 million for the year ended December 31, 2018, an increase of $0.1 million or 0.8%, from the $13.8 million for the year ended December 31, 2017. The increase was primarily from higher administrative expenses and professional service expenses for the year ended December 31, 2018.

Interest expense

The following table summarizes interest expense and loss on debt extinguishment for the year ended December 31, 2018 and 2017:

	Year Ended
	December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)
Interest expense	$8,974	$10,085	$(1,111)	(11.0)%

Total interest expense was $9.0 million for the year ended December 31, 2018, a decrease of $1.1 million or 11.0%, from the $10.1 million for the year ended December 31, 2017. Interest expenses for both periods were primarily from interest on the Facility (see Note 11 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10 K for additional details).

Other income, net

The following table summarizes our other income for the year ended December 31, 2018 and 2017:

	Year Ended
	December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(in thousands)
Other income, net	$795	$854	$(59)	(6.9)%

Total other income, net was $0.8 million for the year ended December 31, 2018, a slight decrease of 6.9% from the $0.9 million for the year ended December 31, 2017. Other income, net mainly consisted of change in fair value of the Deerfield debt derivative and interest income for both of the years ended December 31, 2018 and 2017.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

From our reorganization in 2009 until our initial public offering (“IPO”), we financed our operations primarily through private placements of common stock and redeemable convertible preferred stock and bank and other lender financing. Since that time, we have financed our operations principally through public offerings of our common stock and borrowings under our senior secured credit agreements.

On May 11, 2016, we entered into a $60.0 million senior secured credit facility (the “Facility”) with Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. (collectively, “Deerfield”) as lenders. For additional description of this Facility, see “—Credit facilities” below.

In February 2017, we entered into an agreement with Essex for the sale‑leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Each lease under this master agreement is for an initial term of 36 months and will have a bargain purchase option at the end of the respective lease. Under this agreement, we entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively.

In February 2017, we closed an underwritten public offering of 5,750,000 shares of our common stock at a public offering price of $5.00 per share, which includes 750,000 shares of our common stock resulting from the underwriters’ exercise of their over‑allotment option at the public offering price on February 17, 2017. Deerfield, our senior lender, participated in the purchase of our common shares as part of this public offering, and as a result, was classified as a related party at the time of the corresponding transactions. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us were approximately $26.7 million.

On June 30, 2017, we closed an underwritten public offering of 4,800,000 shares of our common stock at a price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. We also granted the underwriter a 30‑day option to purchase up to an additional 720,000 shares of our common stock which the underwriter exercised in full on July 26, 2017. The net proceeds to us from this offering, after deducting offering expenses payable by us, were approximately $34.3 million.

The shares of common stock for both the June 2017 and February 2017 offerings were offered pursuant to a shelf registration statement on Form S‑3, including a base prospectus, filed by us on August 1, 2016, and declared effective by the SEC on August 12, 2016. This shelf registration statement covered the offering, issuance and sale by us of up to an aggregate of $125.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the “2016 Shelf”).

We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at‑the‑market” offerings under the Shelf (the “Cowen Sales Agreement”). During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Cowen Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million after paying compensation to the sales agent of $0.1 million. During the year ended December 31, 2018, we sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million. On November 5, 2018, we supplemented the 2016 Shelf to reduce the size of the Sales Agreement to up to $7,825,113 of our common stock (inclusive of amounts previously sold thereunder prior to the date hereof), effective on November 5, 2018. As of the date hereof, aggregate gross proceeds of sales of our common stock under the Sales Agreement total $7,825,113, and sales of our common stock under the Cowen Sales Agreement have been suspended. The Cowen Sales Agreement terminated with the expiration of the 2016 Shelf on August 12, 2019.

On November 8, 2018, we closed an underwritten public offering 19,999,999 shares of our common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of our common stock resulting from the underwriters’ exercise of their over‑allotment option at the public offering price. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $43.4 million. Also, on November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of the offering to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2019. Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain annual revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved. The revenue milestone was not met for the period ending December 31, 2019. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes (the “A&R Notes”) issued under the Facility and certain other limitations, to convert principal under the A&R Notes into our common stock, subject to a floor ranging from 95% to 83% of $10.00 per share.

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

On October 2, 2019, we entered into a senior secured credit agreement with Encina Business Credit, LLC (“Encina”) as agent for the lenders (the “Loan Agreement”). Under the Loan Agreement, Encina will extend up to $25.0 million in secured revolving loans to us (the “Revolving Loans”), of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. For additional description of this Facility, see “—Credit facilities” below.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short‑term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of December 31, 2019, we had $16.8 million in cash and cash equivalents and $8.1 million in short-term investments. We believe that our existing cash and cash equivalents and short-term investments, together with our credit facility with Encina and any cash generated from operations, will be sufficient to fund our operations for at least the next 12 months after the filing date of this Annual Report on Form 10‑K.

We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all, or that we will be able to successfully commercialize our product candidates. In addition, we may not be profitable even if we succeed in commercializing Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER.

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year ended			Year ended
	December 31,		Increase	December 31,		Increase
	2019	2018	(Decrease)	2018	2017	(Decrease)
	(in thousands)			(in thousands)
Net cash (used in) provided by:
Net cash used in operating activities	$(10,783)	$(41,441)	$30,658	$(41,441)	$(53,261)	$11,820
Net cash (used in) provided by investing activities	(9,118)	17,219	(26,337)	17,219	(2,533)	19,752
Net cash (used in) provided by financing activities	(9,747)	38,731	(48,478)	38,731	63,411	(24,680)
Net decrease in cash and cash equivalents	$(29,648)	$14,509	$(44,157)	$14,509	$7,617	$6,892

Cash used in operating activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non‑cash charges including deferred interest on debt, changes in fair value of earnout, derivative and warrant liabilities, share‑based compensation expense, depreciation expense, amortization of patents and other intangible assets and amortization of senior debt fees.

Net cash used in operating activities was $10.8 million and $41.4 million for the years ended December 31, 2019 and 2018, respectively. The $30.6 million decrease in net cash used from operating activities was due to the $34.8 million decrease in our net losses, as discussed in “Results of Operations” above, a $0.2 million increase in noncash items and a $4.4 million decrease in cash provided by working capital. The increase of $0.2 million in noncash items was primarily due to a $0.5 million increase in amortization of senior debt issuance costs and discounts, a $0.4 million increase in amortization of intangible assets and a $0.3 million increase depreciation and amortization of property and equipment, partially offset by a $0.6 million decrease from the fair value change of earnout and derivative liabilities and a $0.4 million decrease in share-based compensation expense. The $4.4 million decrease in cash provided by working capital included a $18.0 million decrease from a decrease in accounts payable and accrued expenses and $2.0 million decrease from an increase in inventories, partially offset by a $15.4 million increase in accounts receivable due to timing of collections, and $0.3 million increase from a decrease in other assets.

Net cash used in operating activities was $41.4 million and $53.3 million for the years ended December 31, 2018 and 2017, respectively. The $11.8 million decrease in net cash used from operating activities was due to the $14.1 million decrease in our net losses, as discussed in “Results of Operations” above, a $2.5 million decrease in noncash items and a $0.2 million increase in cash provided by working capital. The decrease of $2.5 million in noncash items was primarily due to a $2.1 million decrease in deferred interest on debt to Deerfield, a $0.7 million decrease in share based compensation expense and a $0.4 million decrease on amortization of senior debt discounts, partially offset by a $0.1 million increase from the fair value change of earnout and derivative liabilities and a $0.4 million increase in depreciation and amortization of property and equipment. The $0.2 million increase in cash provided by working capital included a $7.6 million increase from decreased inventories due to increased sales for our branded products, Adzenys XR-ODT and Cotempla XR-ODT, in 2018, partially offset by a $6.6 million decrease in accounts receivable due to timing of collections, and a $0.7 million decrease from the discontinued deferred commercial sales organization costs due to the transitioning of our sales organization from contracted to internal in April 2018.

Cash (used in) provided by investing activities

Net cash used in investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash used in investing activities was $9.1 million for the year ended December 31, 2019 primarily due to $17.2 million of purchase of short term investments and $1.1 million of capital expenditures principally for production equipment, partially offset by the $9.3 million sales and maturities of short term investments.

Net cash provided by investing activities was $17.2 million for the year ended December 31, 2018 primarily due to $36.5 million of sales and maturities of short term investments and $1.4 million of capital expenditures principally for production equipment, partially offset by the $17.9 million purchase of short term investments.

Net cash used in investing activities was $2.5 million for the year ended December 31, 2017 primarily due to the $48.0 million purchase of short term investments and $2.5 million of capital expenditures principally for production equipment, partially offset by the $45.1 million of sales and maturities of short term investments and $3.2 million of proceeds from the sale leaseback of equipment.

Cash (used in) provided by financing activities

Net cash used in financing activities was $9.7 million for the year ended December 31, 2019 primarily due to $7.5 million principal payment of the senior secured long-term debt, $1.2 million payment of debt financing costs related to the senior secured short-term line of credit and $1.1 million principal payment of finance lease obligations.

Net cash provided by financing activities of $38.7 million in the year ended December 31, 2018 principally included $47.3 million of proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs and partially offset by $8.4 million due to the $7.5 million principal payment of the senior facility under the Second Amendment with Deerfield and the principal payments under the sales leasebacks.

Net cash provided by financing activities of $63.4 million in the year ended December 31, 2017 principally included $64.6 million of proceeds from the issuance of common stock net of related underwriting discounts, commissions and issuance costs and partially offset by $1.0 million of principal payments under the sales leasebacks.

Loan and Credit facilities

Principal on the Deerfield Facility was initially due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. In connection with the Facility, we paid a $1.35 million yield enhancement fee to Deerfield and approximately $0.2 million of legal fees.

We had an option, which we exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million of first year accrued interest (the “Accrued Interest”) was to be paid in cash on June 1, 2017.

However, on June 1, 2017, we entered into an amendment (the “Amendment”) to the Facility to provide a one-year deferral to June 1, 2018, with an option for a second year of deferral to June 1, 2019, at our election, of payment of the Accrued Interest, provided that we met certain sales revenue targets and obtained FDA approval of certain of our product candidates on or before the Prescription Drug User Fee Act (“PDUFA”) goal date. The right to payment of the $6.6 million of accrued interest was memorialized in the form of senior secured convertible notes (the “Convertible Notes”) issued to Deerfield on the Amendment Date. Interest was due quarterly at a rate of 12.95% per year. Deerfield had an option to convert these notes into our common stock. On October 26, 2017, Deerfield elected to convert the entire $6.6 million of Convertible Notes into shares of our common stock at a conversion price of $7.08 per share. This resulted in our issuance of 929,967 shares of our common stock to Deerfield on this date and the cancellation of the Convertible Notes.

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

On November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of an underwritten public offering of shares of our common stock, which closed on November 8, 2018, to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2019. Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain annual revenue milestones for the years ended December 31, 2019 and December 31, 2020 are achieved. The revenue milestone was not met for the period ending December 31, 2019. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes and certain other limitations, to convert outstanding principal under such notes into our common stock, subject to a floor ranging from of 95% to 83% of $10.00 per share.

Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under capital lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2019, we were in compliance with the covenants under the Facility.

Under the Loan Agreement with Encina, the lenders will extend to us up to $25.0 million in Revolving Loans, of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans bear variable interest through maturity at the one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin of 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears, upon a prepayment of a loan and on the maturity date. The maturity date under the Loan Agreement is May 11, 2022.

We may permanently terminate the Loan Agreement by prepaying all outstanding principal amounts and accrued interest at any time, subject to at least five (5) business days prior notice to the lender and the payment of a prepayment fee equal to (i) 2.0% of the aggregate principal amount prepaid if such prepayment occurs on or before October 2, 2020, (ii) 1.0% of the aggregate principal amount prepaid if such prepayment occurs after October 2, 2020 but on or before October 2, 2021, and (iii) 0.5% of the aggregate principal amount prepaid if such prepayment occurs after October 2, 2021 but before May 11, 2022.

The Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, require us to satisfy certain capital expenditure and other financial covenants, and restrict our ability to incur liens, incur additional indebtedness, engage in mergers and acquisitions or make asset sales without the prior written consent of the Lenders. Failure to comply with these covenants could permit the lenders to declare our obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of December 31, 2019, we are in compliance with the covenants under the Loan Agreement.

During the year ended December 31, 2017, we entered into an agreement for the sale-leaseback of newly acquired assets with a total capitalized cost of $3.2 million, with bargain purchase option at the end of the lease. The approximate imputed interest rate on these leases is 14.9%. In addition, during the year ended December 31, 2019 and 2018, the Company entered into equipment leases with a total capitalized cost of $0.4 million and $0.1 million, respectively, with bargain purchase option at the end of each respective lease. The approximate interest rate on these leases is 6.5% and 5.3%, respectively. These leases were classified as finance leases as of December 31, 2019 and capital leases as of December 31, 2018. See “Contractual Commitments and Obligations” below for future payments under these leases.

Capital resources and funding requirements

On March 18, 2019, we filed the 2019 Shelf which covers the offering, issuance and sale by us of up to an aggregate of $100.0 million of our common stock, preferred stock, debt securities, warrants and/or units. We simultaneously entered the Cantor Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by us of up to $30.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf. The 2019 Shelf was declared effective by the SEC on May 1, 2019.

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

We believe that our existing cash and cash equivalents and short-term investments, together with our credit facility with Encina and any cash generated from operations, will be sufficient to fund our anticipated operating requirements for at least the next twelve months from the date of the filing of this Annual Report on Form 10-K.

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

While our significant accounting policies are described in more detail in Note 2 to the notes to our audited financial statements included elsewhere in this Annual Report on Form 10‑K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

We sell our generic Tussionex, Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER to a limited number of pharmaceutical wholesalers, all subject to rights of return. Pharmaceutical wholesalers buy drug products directly from manufacturers. Title to the product passes upon delivery to the wholesalers, when the risks and rewards of ownership are assumed by the wholesaler. These wholesalers then resell the product to retail customers such as food, drug and mass merchandisers.

Net product sales

Net product sales represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments for branded Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER include savings offers, prompt payment discounts, wholesaler fees, estimated rebates to be incurred on the selling price of the respective product sales and estimated allowances for product returns.

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

Savings offers for branded products

We offer savings programs for Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. The amount of redeemed savings offers is recorded based on information from third‑party providers against the estimated discount recorded as accrued expenses. The estimated discount is recorded as a gross to net sales adjustment at the time revenue is recognized.

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

Rebates

Our branded Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER are subject to commercial managed care and government managed Medicare and Medicaid programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Calculations related to rebate accruals of branded products are estimated based on information from third‑party providers.

Our generic Tussionex product is subject to state government‑managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Generic Tussionex government rebates are estimated based upon rebate payment data available from sales of our generic Tussionex product over the past three years.

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

We analyzed recent branded product return data to determine a reliable return rate for branded Adzenys XR‑ODT, Cotempla XR‑ODT and Adzenys ER. Generic Tussionex product returns were estimated based upon return data available from sales of our generic Tussionex product over the past three years.

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

The following table presents our gross to net sales deductions for our Adzenys XR‑ODT which we commercially launched in May 2016, our Cotempla XR‑ODT which we commercially launched in September 2017 and Adzenys ER which we commercially launched in February 2018 for the years ended December 31, 2019, 2018 and 2017:

							Total Gross
		Cash	Savings	Wholesaler			to Net Sales
	Chargebacks	Discounts	Offers	Fees	Returns	Rebates	Deductions
	(in thousands)
Balance at December 31, 2016	$—	$60	$2,070	$460	$274	$505	$3,369
Provision, net	—	1,468	30,978	6,791	1,625	7,793	48,655
Payments / credits	—	(1,288)	(25,880)	(5,047)	(80)	(4,354)	(36,649)
Balance at December 31, 2017	$—	$240	$7,168	$2,204	$1,819	$3,944	$15,375
Provision, net	—	3,210	71,303	16,150	3,506	18,709	112,878
Payments / credits	—	(2,997)	(67,183)	(14,362)	(1,145)	(14,973)	(100,660)
Balance at December 31, 2018	$—	$453	$11,288	$3,992	$4,180	$7,680	$27,593
Provision, net	1,542	3,364	69,540	15,558	3,366	17,306	110,676
Payments / credits	(438)	(3,259)	(64,038)	(14,997)	(3,210)	(18,955)	(104,897)
Balance at December 31, 2019	$1,104	$558	$16,790	$4,553	$4,336	$6,031	$33,372

Total items deducted from gross product sales were $110,676, $112,878 and $48,655, or 65.7%, 71.2% and 68.9% as a percentage of gross product sales, for the years ended December 31, 2019, 2018 and 2017, respectively, due principally to the savings offers made. The reduction in gross to net sales percentage resulted primarily from reductions in government rebates and sales offers programs resulting from refocusing our commercial efforts on more profitable business channels and market segments.

The following table presents our gross to net sales deductions for our generic Tussionex for the years ended December 31, 2019, 2018 and 2017:

						Total Gross to
		Cash	Wholesaler			Net Sales
	Chargebacks	Discounts	Fees	Returns	Rebates	Deductions
	(in thousands)
Balance at December 31, 2016	$779	$111	$49	$884	$38	$1,861
Provision, net	10,146	346	1,452	167	43	12,154
Payments / credits	(10,109)	(359)	(1,360)	(158)	(18)	(12,004)
Balance at December 31, 2017	$816	$98	$141	$893	$63	$2,011
Provision, net	8,565	308	1,263	297	37	10,470
Payments / credits	(8,067)	(308)	(1,147)	(213)	(17)	(9,752)
Balance at December 31, 2018	$1,314	$98	$257	$977	$83	$2,729
Provision, net	10,593	437	1,667	(67)	49	12,679
Payments / credits	(8,861)	(395)	(1,463)	(124)	(54)	(10,897)
Balance at December 31, 2019	$3,046	$140	$461	$786	$78	$4,511

Total items deducted from gross product sales were $12,679, $10,470 and $12,154, or 64.6%, 70.6% and 70.2% as a percentage of gross product sales, for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in the gross to net sales deduction percentage resulted from the addition of major customers with better pricing and lower wholesaler fees.

Inventories

Inventories are measured at the lower of cost (first in, first out) or net realizable value. Inventories have been reduced by an allowance for excess and obsolete inventories. Cost elements include material, labor and manufacturing overhead. Inventories consist of raw materials, work in process and finished goods.

Until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable, pre‑launch inventories are expensed into research and development. Manufacturing costs for the production of Adzenys XR‑ODT incurred after the January 27, 2016 FDA approval date, for the production of Cotempla XR‑ODT incurred after June 30, 2017, following the FDA approval date of June 19, 2017, and for the production of Adzenys ER incurred after September 30, 2017, following the FDA approval date of September 15, 2017, are being capitalized into inventory.

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

Share‑based compensation expense

Share‑based compensation awards, including grants of stock options and restricted stock and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to stock-based awards is recognized on a straight‑line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of our share‑based awards to employees and directors is estimated using the Black‑Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk‑free interest rate and (4) expected dividends.

Under recent guidance for accounting for share‑based payments, we have elected to continue estimating forfeitures at the time of grant and, if necessary, revise the estimate in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

We calculated the fair value of share‑based compensation awards using the Black‑Scholes option‑pricing model. The Black‑Scholes option‑pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. As a formerly private company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for stock option awards was based on a blended volatility rate of prior studies of historical volatility from a representative peer group of comparable companies’ selected using publicly‑available industry and market capitalization data and 53 months of our stock price volatility. The risk‑free rate was based on the U.S. Treasury yield curve in effect commensurate with the expected life assumption. The average expected life of stock options was determined according to the “simplified method” as described in SAB Topic 110, which is the midpoint between the vesting date and the end of the contractual term. The risk‑free interest rate was determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. We estimate the fair value of all stock option awards on the grant date by applying the Black‑Scholes option pricing valuation model. Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair value of our common stock at the time of each option grant primarily based upon valuations performed by a third party valuation firm. After the closing of our IPO, our board of directors has determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

There is a high degree of subjectivity involved when using option‑pricing models to estimate share‑based compensation. There is currently no market‑based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock‑based awards is determined using an option‑pricing model, such a model value may not be indicative of the fair value that would be observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions when valuing our options, the compensation expense that we record in the future may differ significantly from what we have historically reported.

Derivative liabilities

We evaluate our debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in our financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is marked‑to‑market each balance sheet date and recorded as a liability and the change in fair value is recorded in other income (expense) in the consolidated results of operations. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non‑current based on whether or not net‑cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

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

Intangible assets

Intangible assets subject to amortization, which principally include our proprietary modified‑release drug delivery technology, the costs to acquire the rights to Tussionex ANDA and patents, are recorded at cost and are amortized over the estimated lives of the assets, which primarily range from 10 to 20 years.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following table reflects summaries of our estimates of future material contractual obligations as of December 31, 2019. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter
	(In thousands)
Deerfield senior secured facility	$54,281	$18,842	$35,439	$—	$—
Texas facility operating lease	5,227	1,005	2,061	2,161	—
Finance leases for equipment	1,261	894	232	135	—
Pennsylvania facility operating lease	208	156	52	—	—
Equipment operating leases	130	65	65	—	—
Earnout liability	30	—	—	—	30
	$61,137	$20,962	$37,849	$2,296	$30

We had borrowed $60.0 million under the Deerfield Facility. On November 5, 2018, we amended the facility and prepaid $7.5 million otherwise due in May 2019. Pursuant to the terms of the Facility, as amended, we made a $7.5 million principal payment in May 2019, and we currently have a principal balance of $45.0 million of senior secured credit as of December 31, 2019. The payments above are inclusive of related interest amounts as of December 31, 2019.

In addition to the commitments shown above, in response to a lawsuit brought against us by Shire LLC (“Shire”) for infringement of certain of Shire’s patents, we entered into a Settlement Agreement and an associated License Agreement (the “2014 License Agreement”) with Shire for a non‑exclusive license to certain patents for certain activities with respect to our New Drug Application (the “NDA”) No. 204326 for an extended‑release orally disintegrating amphetamine polistirex tablet in July 2014. Under the terms of the 2014 License Agreement, following FDA approval of our NDA for Adzenys XR‑ODT, in the first quarter of 2016, we paid a lump sum, non‑refundable license fee to Shire of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We are paying a single digit royalty to Shire on our net sales of Adzenys XR‑ODT during the life of the licensed patents.

On March 6, 2017, after our NDA submission for Adzenys ER requiring a Paragraph IV certification notification to the producer of Adderall XR, Shire Pharmaceuticals, in accordance with the Hatch‑Waxman Amendments, we entered into a License Agreement (the “2017 License Agreement”) with Shire. Pursuant to this agreement, Shire granted us a non‑exclusive license to certain patents owned by Shire for certain activities with respect to our NDA No. 204325 for an extended‑release amphetamine liquid suspension. Under the terms of the 2017 License

Agreement, following FDA approval of our NDA for Adzenys ER, in October 2017, we paid a lump sum, non‑refundable license fee to Shire of an amount less than $1.0 million. This license fee was capitalized and is being amortized over the life of the longest associated patent. We are paying a single digit royalty to Shire on our net sales of Adzenys ER during the life of the licensed patents.

Due to the uncertainty of the amount and timing of the royalty payments for Adzenys XR‑ODT and Adzenys ER, we have not presented such amounts in the table above. The license fees are paid and recorded as an intangible asset and amortized over the term of the license. The royalties are being recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

OFF‑BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the SEC, including any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for further discussion of recent accounting pronouncements.

ITEM 7A. Qualitative and Quantitative Disclosures About Market Risk

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of December 31, 2019, we had cash and cash equivalents of $16.8 million and short-term investments of $8.1 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest‑bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short‑term duration and low risk profile of our cash equivalents portfolio, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Interest risk

The interest rates on our long-term notes payable are fixed. Therefore, we are not exposed to market risk from changes in interest rates as it relates to these interest‑bearing obligations. We are subject to interest rate changes on our LIBOR-based variable interest rate under our senior secured short-term line of credit facility. As of December 31, 2019, we had no borrowings outstanding under this line of credit facility.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

JOBS ACT

In April 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”), was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non‑emerging growth companies.

ITEM 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10‑K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a‑15(f) or 15d‑15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officer and effected by the company’s board of preparation of financial statements for external purposes in accordance with GAAP and directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements.

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

Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019, based on those criteria.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, information required by this item will be included under the captions Elections of Directors, Corporate Governance, Executive Compensation and Other Information, and Ownership of Neos Common Stock contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2019 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10‑K and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website, which is located at www.neostx.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website, or in a current report on Form 8‑K as may be required by law or applicable NASDAQ rules.

ITEM 11. Executive Compensation

We maintain an employee compensation program and benefit plans in which our executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits to this report. The information required by this item will be included in our Proxy Statement under the caption Executive Compensation and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners, Directors and Executive Officers and Executive Compensation contained in our Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

Information required by this item will be included under the captions Certain Transactions and Director Independence contained in our Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information required by this item will be included under the captions Ratification of Appointment of Independent Registered Public Accountants contained in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)          Documents filed as part of this report:

(1)

Financial Statements. The following financial statements of Neos Therapeutics, Inc., together with the report thereon of RSM US LLP, required to be filed pursuant to Part II, Item 8 of this Annual Report on Form 10‑K, are included on pages F‑2 through F‑39, as follows:

(2)	Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts

(3)	The exhibits required by Items 601 of Regulation S‑K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(b)          Exhibits:

See Index to Exhibits following our consolidated financial statements contained in this Annual Report on Form 10-K.

ITEM 16. Form 10‑K Summary

None.

Neos Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Neos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neos Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019 and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Dallas, Texas

March 13, 2020

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$16,830	$46,478
Short-term investments	8,064	—
Accounts receivable, net of allowances for chargebacks and cash discounts of $4,848 and $1,865 at December 31, 2019 and 2018, respectively	26,563	27,801
Inventories	11,010	10,367
Prepaid expenses and other current assets	4,092	4,032
Total current assets	66,559	88,678
Property and equipment, net	7,345	7,914
Operating lease right-of-use assets	3,044	—
Intangible assets, net	12,543	14,616
Other assets	1,382	149
Total assets	$90,873	$111,357
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$6,650	$12,730
Accrued expenses	40,188	35,818
Current portion of operating lease liabilities	681	—
Current portion of long-term debt	15,836	8,557
Total current liabilities	63,355	57,105
Long-Term Liabilities:
Long-term debt, net of current portion	29,099	43,217
Operating lease liabilities	3,254	—
Derivative liability	1,135	2,017
Deferred rent	—	989
Other long-term liabilities	160	184
Total long-term liabilities	33,648	46,407
Stockholders' (Deficit) Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2019 and 2018; 49,766,472 and 49,732,671 shares issued and outstanding, respectively, at December 31, 2019; 49,710,104 and 49,676,303 shares issued and outstanding, respectively, at December 31, 2018	50	50
Treasury stock, at cost, 33,801 shares at December 31, 2019 and 2018	(352)	(352)
Additional paid-in capital	328,056	325,130
Accumulated deficit	(333,885)	(316,983)
Accumulated other comprehensive income	1	—
Total stockholders' (deficit) equity	(6,130)	7,845
Total liabilities and stockholders' (deficit) equity	$90,873	$111,357

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net product sales	$64,649	$49,988	$27,132

Cost of goods sold	25,123	26,928	14,030
Gross profit	39,526	23,060	13,102

Research and development expenses	8,582	8,508	8,957
Selling and marketing expenses	28,122	44,133	46,881
General and administrative expenses	13,237	13,915	13,805

Loss from operations	(10,415)	(43,496)	(56,541)

Interest expense	(8,009)	(8,974)	(10,085)
Other income, net	1,533	795	854

Loss before income taxes	(16,891)	(51,675)	(65,772)
Income tax expense (benefit)	11	—	—
Net loss	$(16,902)	$(51,675)	$(65,772)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	49,723,772	32,288,555	24,751,091

Net loss per share of common stock, basic and diluted	$(0.34)	$(1.60)	$(2.66)

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net loss	$(16,902)	$(51,675)	$(65,772)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	1	6	(5)
Total other comprehensive income (loss)	$1	$6	$(5)
Comprehensive loss	$(16,901)	$(51,669)	$(65,777)

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except shares)

	Year Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Balance as of the beginning of the period	—	$—	—	$—	—	$—
Balance as of the end of the period	—	—	—	—	—	—
Common Stock
Balance as of the beginning of the period	49,710,104	50	29,030,757	29	16,079,902	16
Issuance of common stock, net of issuance costs	—	—	20,651,524	21	12,019,639	12
Issuance of common stock upon conversion of convertible notes	—	—	—	—	929,967	1
Issuance of common stock upon RSU conversion	20,328	—	26,991	—	—	—
Shares issued for exercise of stock options	36,040	—	832	—	1,249	—
Balance as of the end of the period	49,766,472	50	49,710,104	50	29,030,757	29
Treasury Stock
Balance as of the beginning of the period	(33,801)	(352)	(33,801)	(352)	(18,906)	(232)
Purchase of treasury stock	—	—	—	—	(14,895)	(120)
Balance as of the end of the period	(33,801)	(352)	(33,801)	(352)	(33,801)	(352)
Additional Paid-In Capital
Balance as of the beginning of the period		325,130		274,584		198,787
Issuance of common stock, net of issuance costs		—		47,271		64,548
Issuance of common stock upon conversion of convertible notes		—		—		6,585
Shares issued for exercise of stock options		11		—		—
Payroll tax withheld for RSU releases		(2)		(46)		—
Recognition of beneficial conversion feature on convertible notes		—		—		613
Share-based compensation expense		2,917		3,321		4,051
Balance as of the end of the period		328,056		325,130		274,584
Retained Earnings
Balance as of the beginning of the period		(316,983)		(265,308)		(199,536)
Net loss		(16,902)		(51,675)		(65,772)
Balance as of the end of the period		(333,885)		(316,983)		(265,308)
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		—		(6)		(1)
Net unrealized gain on investments		1		6		(5)
Balance as of the end of the period		1		—		(6)

Total stockholders' (deficit) equity		$(6,130)		$7,845		$8,947

See notes to the consolidated financial statements

Neos Therapeutics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net loss	$(16,902)	$(51,675)	$(65,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,917	3,321	4,051
Depreciation and amortization of property and equipment	2,059	1,750	1,363
Amortization of patents and other intangible assets	2,132	1,737	1,660
Changes in fair value of earnout, derivative and warrant liabilities	(958)	(387)	(509)
Amortization of senior debt issuance costs and discounts	1,469	961	1,316
Amortization of short-term investment purchase discounts	(90)	(131)	(126)
Deferred interest on debt	—	—	2,111
(Gain) loss on sale of equipment	(3)	—	(23)
Other adjustments	(12)	48	(91)
Changes in operating assets and liabilities:
Accounts receivable	1,238	(14,130)	(7,536)
Inventories	(643)	1,365	(6,190)
Deferred contract sales organization fees	—	—	720
Other assets	(63)	(444)	(414)
Accounts payable	(6,197)	1,270	3,008
Accrued expenses	4,368	14,874	13,171
Operating lease liabilities	(98)	—	—
Net cash used in operating activities	(10,783)	(41,441)	(53,261)
Cash Flows From Investing Activities:
Purchases of short-term investments	(17,231)	(17,906)	(48,015)
Sales and maturities of short-term investments	9,258	36,491	45,118
Proceeds from sale-leaseback of equipment	—	—	3,222
Proceeds from sale of equipment	2	—	—
Capital expenditures	(1,088)	(1,361)	(2,497)
Intangible asset expenditures	(59)	(5)	(361)
Net cash (used in) provided by investing activities	(9,118)	17,219	(2,533)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	11	47,292	64,560
Payments made on borrowings	(8,598)	(8,425)	(989)
Proceeds from short-term line of credit	14,000	—	—
Payments made on short-term line of credit	(14,000)	—	—
Payment of debt financing costs	(1,158)	(90)	(40)
Payments made to purchase treasury stock	—	—	(120)
Payment of payroll taxes withheld for releases of restricted stock units	(2)	(46)	—
Net cash (used in) provided by financing activities	(9,747)	38,731	63,411
(Decrease) increase in cash and cash equivalents	(29,648)	14,509	7,617
Cash and Cash Equivalents:
Beginning	46,478	31,969	24,352
Ending	$16,830	$46,478	$31,969
Supplemental Disclosure of Noncash Transactions:
Acquired equipment under finance lease	$406	$—	$—
Finance lease liability from purchase of equipment	$406	$105	$—
Derivative liability incurred in connection with Loan and Security Agreement	$69	$—	$—
Deferred debt financing costs included in accounts payable and accrued expenses	$119	$—	$—
Exit Fee liability incurred in connection with Second Amendment to Facility	$—	$750	$—
Derivative Liability incurred in connection with Amendments to Facility	$—	$611	$2,107
Prepaid assets included in accounts payable	$—	$—	$654
Issuance of senior secured convertible notes in lieu of interest payment	$—	$—	$6,586
Issuance of common stock upon conversion of senior secured convertible notes	$—	$—	$6,586
Capital lease liability from sale-leaseback transactions	$—	$—	$3,222
Beneficial conversion feature incurred on convertible notes	$—	$—	$613
Supplemental Cash Flow Information:
Interest paid	$6,565	$8,158	$6,769

See notes to consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and nature of operations

Neos Therapeutics, Inc., a Delaware corporation, and its subsidiaries (the “Company”) is a fully integrated pharmaceutical company. The Company has developed a broad, proprietary modified-release drug delivery technology that enables the manufacture of single and multiple ingredient extended-release (“XR”) pharmaceuticals in patient- and caregiver-friendly orally disintegrating tablet (“ODT”) and oral suspension dosage forms. The Company has a pipeline of extended-release pharmaceuticals including three products approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of attention deficit hyperactivity disorder (“ADHD”). Adzenys XR-ODT was approved by the FDA in January 2016 and launched commercially in May 2016. The Company received approval from the FDA for Cotempla XR-ODT, its methylphenidate XR-ODT for the treatment of ADHD in patients 6 to 17 years old, in June 2017, and commercially launched in September 2017. Also, the Company received approval from the FDA for Adzenys ER oral suspension (“Adzenys ER”) in September 2017 and commercially launched this product in February 2018. In addition, the Company manufactures and markets a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release oral suspension for the treatment of cough and upper respiratory symptoms of a cold. In addition to its marketed products, the Company is developing NT0502, its product candidate for the treatment of sialorrhea.

Note 2. Summary of significant accounting policies

Basis of Presentation: The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Concentration of credit risk: Accounts receivable subjects the Company to concentrations of credit risk. Accounts receivable were due from thirteen and fourteen customers in the years ended December 31, 2019 and 2018, respectively. Three customers accounted for 96% of the accounts receivable at December 31, 2019 and 2018.

There were fifteen customers that accounted for all gross revenue in the years ended December 31, 2019 and 2018, and fourteen customers that accounted for all gross revenue in the year ended December 31, 2017. Three customers accounted for 94% of the gross revenue for the years ended December 31, 2019, and 93% of the gross revenue for the years ended December 31, 2018 and 2017.

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

Liquidity: During 2019, 2018 and 2017, the Company incurred operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from its currently marketed pharmaceutical products. The Company does not anticipate it will be profitable until such time as revenues from Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER increase substantially over the current levels. In November 2018, the Company completed an offering of its common stock and restructured its outstanding debt which reduced the amount of principal payable in cash. On October 2, 2019, the Company entered into a senior secured credit agreement with Encina Business Credit, LLC (“Encina”) as agent for the lenders (the “Loan Agreement”), in which Encina will extend up to $25.0 million in secured Revolving Loans to the Company, of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivables. Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Report on Form 10-K.

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

Allowance for doubtful accounts: The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management determines the adequacy of the allowance based on reviews of individual accounts, historical losses, existing economic conditions and estimates based on management’s judgments in specific matters. Accounts are written off as they are deemed uncollectible based on periodic review of the accounts. There is no allowance for doubtful accounts at December 31, 2019 or 2018, as management believes that all receivables are fully collectible.

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

Leases: At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the unique facts and circumstances present in such arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease, the Company will (i) identify lease and non-lease components, (ii) determine the consideration in the contract, (iii) determine whether the lease is an operating or financing lease, and (iv) recognize lease right-of-use (“ROU”) assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses the implicit interest rate when readily determinable and uses the Company’s incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the lease commencement date in determining the present value of the lease payments.

Fixed lease payments are recognized over the expected term of the lease using the effective interest method. Variable lease expenses that are not considered fixed, or in substance fixed, are expensed as incurred. Fixed and variable lease expense on operating leases are recognized within cost of goods sold and operating expenses in the Company’s consolidated statements of operations. ROU asset amortization and interest costs on financing leases are recorded within cost of goods sold and interest expense, respectively, in the Company’s consolidated statements of operations. The Company have elected the short-term lease exemption and recognizes a short-term lease expense over lease term of 12 months or less.

Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities and operating lease liabilities in the Company’s consolidated balance sheets. Financing leases are included in property and equipment, net, current portion of long-term debt and long-term debt, net of current portion in the Company’s consolidated balance sheets.

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

Impairment of long-lived assets: Long-lived assets such as property and equipment and intangibles subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Such assets are also evaluated for impairment in light of the Company’s continuing losses. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment charges were recorded for the years ended December 31, 2019, 2018 or 2017.

Debt issuance costs and discounts: Debt issuance costs reflect fees paid to lenders, as compensation for services beyond their role as a creditor, and third parties whose costs are directly related to issuing debt and that otherwise would not be incurred. Amounts paid to the lender as a reduction in the proceeds received are considered a component of the discount on the issuance and not an issuance cost. Debt issuance costs and discounts related to term loans are reported as a direct deduction from the outstanding debt and amortized over the term of the debt using the effective interest method as additional interest expense. Debt issuance costs related to a line of credit facility are accounted for in accordance with ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, in which the Company elects to defer and present debt issuance costs as an asset and are recorded at cost and subsequently amortized over the term of the line of credit as additional interest expense. The unamortized debt issuance costs related to a line of credit facility is included in other assets in the consolidated balance sheets.

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

Revenue recognition: Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company makes estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler fees, wholesaler chargebacks and estimated rebates) to be incurred on the selling price of the respective product sales, and recognizes the estimated amount as revenue when it transfers control of the product to its customers (e.g., upon delivery). Variable consideration is determined using either an expected value or a most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment and other market data. The Company provides for prompt payment discounts, wholesaler fees and wholesaler chargebacks based on customer contractual stipulations. The Company analyzes recent product return history and other market data obtained from its third party logistics providers (“3PLs”) to determine a reliable return rate. Additionally, management analyzes historical savings offers and rebate payments based on patient prescriptions dispensed for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER and information obtained from third party providers to determine these respective variable considerations.

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

Contract Balances

Contract assets primarily relate to our right to consideration in exchange for products transferred to a customer in which our right to consideration is dependent upon the customer selling these products. As of December 31, 2019, contract assets of $27,000 was included in other current assets in the consolidated balance sheets. The Company had no contract asset as of December 31, 2018. As of December 31, 2019 and 2018, the Company had no contract liability.

Disaggregation of revenue

The following table disaggregates the Company’s net product sales by product:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Adzenys XR-ODT	$31,213	$26,631	$20,377
Cotempla XR-ODT	25,649	19,014	1,590
Adzenys ER	834	(27)	—
Generic Tussionex	6,953	4,370	5,165
	$64,649	$49,988	$27,132

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

Savings offers for branded products

The Company offers savings programs for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER to patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. The amount of redeemed savings offers is recorded based on information from third-party providers against the estimated discount recorded as accrued expenses. The estimated discount is recorded as a gross to net sales adjustments at the time revenue is recognized.

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

Estimated rebates are recorded as accrued expenses and as a gross to net sales adjustment at the time revenue is recognized. Historical trends of estimated rebates will be regularly monitored, which may result in adjustment to such estimates in the future.

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

The Company analyzed recent branded product return data to determine a reliable return rate for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER. Generic Tussionex product returns were estimated based upon return data available from sales of the Company’s generic Tussionex product over the past three years.

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

Advertising costs: Advertising costs are comprised of print and electronic media placements that are expensed as incurred. There was no advertising costs recognized during the year ended December 31, 2019. The Company recognized advertising costs of $0.6 million and $0.4 million during the years ended December 31, 2018 and 2017 respectively.

Share-based compensation: Share-based compensation awards, including grants of stock options, restricted stock, restricted stock units (“RSUs”) and modifications to existing stock options, are recognized in the statement of operations based on their fair values. Compensation expense related to stock-based awards is recognized on a straight-

line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The fair value of the Company’s stock-based awards to employees and directors is estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends.

For performance-based stock awards, compensation expense is recognized on a straight-line basis, based on the grant date fair value, over the performance period or through the vesting date, whichever is longer. Management monitors the probability of achievement of the performance conditions and adjusts stock-based compensation expense, if necessary.

Since the Company’s initial public offering (“IPO”) in July 2015, the Company’s board of directors has determined the fair value of each share of underlying common stock based on the closing price of the Company’s common stock as reported by the NASDAQ Global Market on the date of grant.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of December 31, 2019 and 2018, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOL’s) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at December 31, 2019 and 2018, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Recent accounting pronouncements: In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for foreign basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company elected to early adopt ASU 2019-12 on its consolidated financial statements for the period ended December 31, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-13, Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The standard is effective for public entities for the fiscal years ending after December 15, 2020, with early adoption permitted for the removed disclosures and delayed adoption permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a write-down. The standard is effective for public entities that are smaller reporting companies, as defined by the SEC, for the fiscal years beginning after December 15, 2022, with early adoption permitted through a modified retrospective approach. The Company has evaluated the impact of adopting ASU 2016-13 and determined that the adoption will be immaterial to the consolidated financial statements. The Company will adopt ASU 2016-13 on January 1, 2023.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement –Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA, and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for entities for fiscal years beginning after December 15, 2018 with early adoption permitted, and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the TCJA is recognized. This standard became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (the “New Lease Standard”). The New Lease Standard supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases (“Prior GAAP”), resulting in the creation of FASB ASC Topic 842, Leases. Under the new guidance, lessees are required to recognize in the statement of financial position the following for all finance and operating leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

3)	the short-term lease practical expedient, which allows the Company to exclude short-term leases from recognition in the consolidated balance sheets; and

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

The Company implemented additional internal controls to identify lease contracts and enable the preparation of financial information related to the New Lease Standard. See Note 12 for additional information.

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

The following potentially dilutive securities outstanding were excluded from consideration in the computation of diluted net loss per share of common stock for the years ended December 31, 2019, 2018 and 2017, respectively, because including them would have been anti-dilutive:

	December 31,
	2019	2018	2017
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833	70,833
Stock options outstanding	4,430,966	3,446,885	2,454,973
RSUs outstanding	54,063	75,314	85,000

Note 4. Fair value of financial instruments

The Company records financial assets and liabilities at fair value. The carrying amounts of certain financial assets and liabilities including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, approximated their fair value due to their short-term maturities. The remaining financial instruments were reported on the Company’s consolidated balance sheets at amounts that approximate current fair values based on market based assumptions and inputs.

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$12,338	$4,492	$—	$16,830
Short-term investments	1,261	6,803	—	8,064
Total financial assets	$13,599	$11,295	$—	$24,894
Earnout liability	$—	$—	$30	$30
Derivative liabilities (see Note 11)	—	—	1,135	1,135
Total financial liabilities	$—	$—	$1,165	$1,165

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$27,419	$19,059	$—	$46,478
Total financial assets	$27,419	$19,059	$—	$46,478
Earnout liability	$—	$—	$37	$37
Derivative liability (see Note 11)	—	—	2,017	2,017
Total financial liabilities	$—	$—	$2,054	$2,054

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with an original maturity of 90 days or less at December 31, 2019 and 2018. Asset values were considered to approximate fair value due to their short-term nature.

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

The Company’s cash and cash equivalents and short-term investments had quoted prices at December 31, 2019 and 2018 as shown below:

	December 31, 2019
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)
Bank deposits and money market funds	$13,599	$—	$13,599
Financial and corporate debt securities	11,294	1	11,295
	$24,893	$1	$24,894

	December 31, 2018
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)
Bank deposits and money market funds	$27,419	$—	$27,419
Financial and corporate debt securities	19,059	—	19,059
	$46,478	$—	$46,478

The Company’s Level 3 liabilities included the fair value of the earnout liability and the fair values of the Encina and Deerfield derivative liabilities at December 31, 2019. As of December 31, 2018, the Company’s Level-3 liabilities included the fair value of the earnout liability and the fair value of the Deerfield derivative liability.

The fair value of the earnout liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at December 31, 2018 and revised at December 31, 2019. These revisions were primarily due to an updated revenue forecast for the Company’s generic Tussionex and the use of a directly-calculated revenue volatility of 36% based on data for potential comparable publicly-traded companies in the generic drug manufacturing space including the Company at December 31, 2019, versus a similarly directly-calculated revenue volatility of 42% at December 31, 2018. Significant changes to these assumptions would result in increases/decreases to the fair value of the earnout liability. The methodologies and significant inputs used in the determination of the fair value of the earnout liability were as follows:

	Earnout Liability
Date of Valuation	12/31/2019	12/31/2018
Valuation Method	Monte Carlo	Monte Carlo
Volatility (annual)	36%	42%
Risk‑free rate (annual)	1.53% - 2.58%	2.53% - 3.29%
Time period from valuation until end of earnout	0.5 ‑ 9.5	0.5 ‑ 9.5
Earnout Target 1 (thousands)	$13,700	$13,700
Earnout Target 2 (thousands)	$18,200	$18,200
Discount rate	22.88% - 23.35%	21.35% - 21.68%
Fair value of liability at valuation date (thousands)	$30	$37

The fair value of the Encina derivative liability was determined after taking into consideration valuations using the Probability Weighted Discounted Cash Flow method based on assumptions at the initial valuation date of October 2, 2019 and at December 31, 2019. The fair value of the Deerfield derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at December 31, 2019 and 2018. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liabilities were as follows:

	Encina Derivative Liability		Deerfield Derivative Liability
Date of Valuation	12/31/2019	10/02/2019	12/31/2019	12/31/2018
Valuation Method	Discounted Cash Flow	Discounted Cash Flow	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	N/A	N/A	N/A
Time period from valuation until maturity of debt (yrs.)	2.4	2.6	2.4	3.4
Cumulative probability of a change in control prepayment implied by model	23.9%	24.7%	23%	25.1%
Cumulative probability of other accelerated prepayments implied by model	N/A	N/A	10%	13.7%
Discount rate	6.0%	6.0%	25.34%	23.12%
Fair value of liability at valuation date (thousands)	$66	$69	$1,069	$2,017

Significant changes to these assumptions would result in increases/decreases to the fair value of the earnout liability and derivative liabilities.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3
Liabilities
(in thousands)
Balance at December 31, 2017	1,830
Change in fair value	224
Balance at December 31, 2018	2,054
Addition of Encina derivative liability	69
Change in fair value	(958)
Balance at December 31, 2019	$1,165

Note 5. Inventories

Inventories at the indicated dates consist of the following:

	December 31,
	2019	2018
	(in thousands)
Raw materials	$3,679	$3,845
Work in process	935	2,704
Finished goods	7,082	4,259
Inventory at cost	11,696	10,808
Inventory reserve	(686)	(441)
	$11,010	$10,367

Note 6. Property and equipment

Property and equipment, net at the indicated dates consists of the following:

	December 31,
	2019	2018
	(in thousands)
Assets under finance lease	$3,733	$3,327
Leasehold improvements	4,392	4,340
Manufacturing, packaging and lab equipment	7,088	6,821
Office furniture and equipment	1,888	2,164
Assets under construction	731	188
	17,832	16,840
Accumulated depreciation and amortization (including $1,153 and $633 at December 31, 2019 and 2018 respectively, applicable to finance leases)	(10,487)	(8,926)
	$7,345	$7,914

Depreciation and amortization expense related to property and equipment was $2,059,000, $1,750,000 and $1,363,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Depreciation and amortization expense is recorded in cost of goods sold, research and development, or general and administrative expenses in the accompanying consolidated statements of operations. As noted in Note 7, the Company sold and leased back a substantial portion of its operating assets in a series of capital lease transactions.

Note 7. Sale-leaseback transaction

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

In February 2017, the Company entered into an agreement with Essex for the sale-leaseback of newly acquired assets of up to $5.0 million to finance its capital expenditures. Each lease under this master agreement is for an initial term of 36 months and has an option to purchase the equipment at the end of the respective lease that management considers to be a bargain purchase option. Under this agreement, the Company entered into leases and sold assets with a total capitalized cost of $481,000 and $2,742,000 at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The February sale resulted in net gains of $14,000 which has been deferred and fully amortized over the 36-month term of the lease. There was no gain or loss on the June 2017 sale. As of December 31, 2019, there was no unamortized deferred gain related to these transactions.

For the years ended December 31, 2019, 2018 and 2017, approximately $6,000, $5,000 and $44,000, respectively, of the net gain on sale-leasebacks was recognized in other income, net in the consolidated statements of operations.

Note 8. Intangible assets

Major components of intangible assets, net at the indicated dates consist of the following:

	December 31,
	2019	2018
	(in thousands)
Proprietary modified-release drug delivery technology	$15,600	$15,600
Tussionex ANDA	4,829	4,829
CPI profit sharing	2,043	2,043
Patents	1,971	2,307
Other	1,035	1,035
	25,478	25,814
Accumulated amortization	(12,935)	(11,198)
	$12,543	$14,616

As part of the June 15, 2009 reorganization of the Company as Neos Therapeutics, Inc., the Company performed a purchase price allocation analysis. The proprietary modified-release drug delivery technology was valued at $15.6 million based on projected cash flows expected to be generated from this technology. The $15.6 million is being amortized on a straight-line basis over 20 years.

On August 28, 2014, the Company completed an acquisition of the rights to Tussionex ANDA from Cornerstone and Coating Place, Inc. ("CPI") which was accounted for as an asset acquisition. Prior to the acquisition, the Company, Cornerstone and CPI shared profits generated by the sale and manufacture of the product under a development and manufacturing agreement, and Cornerstone had commercialization rights to the product. The Company paid $4.2 million to Cornerstone to buy out their rights to commercialize and derive future profits from the product and entered into an agreement whereby Cornerstone transferred certain assets associated with the product to the Company. Legal fees of $90,000 associated with this buyout agreement have been capitalized as part of the purchase price. Additional estimated earnout costs due to Cornerstone of $589,000, recorded at fair value by the Company based upon a valuation provided by a third-party valuation firm, were capitalized as part of the purchase price of this intangible asset. This earnout amount was revalued at December 31, 2019, 2018 and 2017, resulting in a $7,000, $133,000 and $62,000 decrease in the estimated fair value of the earnout, respectively, which is recorded in other income (expense), net in the Company’s consolidated statements of operations. In addition, the Company paid $2.0 million to CPI to buy out their rights to future profits from the collaboration and entered into an agreement whereby CPI will continue to supply a component of the product. Legal fees of $43,000 associated with this buyout agreement have been capitalized as part of the purchase price of this intangible asset. These two intangible assets have an expected life of ten years and are being amortized on a straight-line basis beginning September 2014.

Patents utilized in the manufacturing of the Company’s generic Tussionex product which total $352,000 are being amortized over their expected useful life of 10 years. Patents utilized in the manufacturing of Adzenys XR-ODT which total $599,000 are being amortized over their expected useful life, including $535,000 being amortized for approximately 16 years beginning with the approval of Adzenys XR-ODT on January 27, 2016 and $64,000 being amortized for approximately 15 years beginning in December 2017. Patents utilized in the manufacturing of Cotempla XR-ODT which total $83,000 are being amortized over their expected useful life of approximately 15 years, beginning with the approval of Cotempla XR-ODT on June 19, 2017. Patents utilized in the manufacturing of Adzenys ER which total $451,000 are being amortized over their expected useful life of approximately 15 years, beginning with the approval of Adzenys ER on September 15, 2017. Patent filing costs capitalized, for which the Company estimated to have future value, were $486,000 as at December 31, 2019. Once the patent is approved and commercial revenue realized, the costs associated with the patent are amortized over the useful life of the patent.

Total amortization expense for intangible assets was $1,737,000, $1,737,000 and 1,660,000 for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, during the year ended December 31, 2019, the Company wrote-off $395,000 of capitalized patent filing costs.

Aggregate amortization of intangible assets for each of the next five years and thereafter is as follows:

Year ending	December 31,
(in thousands)
2020	$1,737
2021	1,737
2022	1,737
2023	1,642
2024	1,333
Thereafter	3,871
$12,057

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

The Company is generally subject to tax examination for a period of three years after tax returns are filed. Therefore, the statute of limitations remains open for tax years 2016 and forward. However, when a company has net operating loss carryovers, those tax years remain open until three years after the net operating losses are utilized. Therefore, the tax years remain open back to 2004.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Deferred Tax Assets:
Net operating loss	$37,747	$37,819
Share-based compensation	2,113	1,757
Research and development tax credit	1,947	2,378
Other reserves	2,238	1,270
Finance lease liability	156	390
Operating lease liability	826	208
State deferred	1,518	1,236
Inventory	90	103
Accrued rebates	5,862	4,902
Interest expense carryover	1,143	1,296
Other	914	952
Total deferred tax assets	54,554	52,311
Deferred Tax Liabilities:
Intangible assets	(1,230)	(1,226)
Right-of-use asset	(639)	—
Property and equipment	(873)	(999)
Total deferred tax liabilities	(2,742)	(2,225)
Valuation allowance	51,812	50,086
Net deferred tax asset (liability)	$—	$—

At December 31, 2019, the Company had gross federal net operating loss carry-forwards of $280,072,000, of which $34,611,000 have no expiration date; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in any given year. The Company also had federal net operating loss carryforwards of approximately $245,461,000 which begin to expire in 2024. At December 31, 2019, the Company had research and development credits of $2,686,000, which begin to expire in 2024. The Company had tax effected state net operating loss carry-forwards of $2,958,000 and $3,166,000 at December 31, 2019 and 2018, respectively. Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has performed an analysis to determine the impact of any ownership change(s) under Section 382 of the Internal Revenue Code. Due to an ownership change in 2017, the amount of federal net operating loss that will expire unused due to the Section 382 limitation is $98,009,000. The amount of federal research and development credit that will expire unused is $350,000. The deferred tax assets and related valuation allowances for both carryforwards have been reduced accordingly.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has no accrued interest related to its uncertain tax positions as they all relate to timing differences that would adjust the Company’s net operating loss carryforward, interest expense carryover or research and development credit carryover and therefore do not require recognition. As a result of these timing differences, at December 31, 2019 and 2018, the Company had gross unrecognized tax benefits related to uncertain tax positions of $8,646,000 and $3,956,000, respectively. In 2019, the Company performed an analysis of its historic research and development credits and recorded a new uncertain tax position related to these credits, which is reflected in the chart below. The Company has no other tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date. Changes in unrecognized benefits in any given year are recorded as a component of deferred tax expense. A tabular rollforward of the Company’s gross unrecognized tax benefits is below:

	December 31,
	2019	2018
	(in thousands)
Beginning Balance	$3,956	$7,261
Increase resulting from current period tax positions	6,872	5,458
Decrease resulting from current period tax positions	(2,182)	(8,763)
Ending Balance	$8,646	$3,956

The Company has recorded a valuation allowance of $51,812,000 and $50,086,000 at December 31, 2019 and 2018, respectively, to fully reserve its net deferred tax assets. The Company has assessed the likelihood that the deferred tax assets will be realized and determined that it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, the Company has placed a valuation allowance against the entire deferred tax asset. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards. The change in the valuation allowance was an increase of $1,726,000 and $11,118,000 for the years ended December 31, 2019 and December 2018, respectively.

The Company has recorded current income tax expense of $11,000 for the year ended December 31, 2019. There was neither income tax expense nor benefit recorded for the year ended December 31, 2018 and 2017. A reconciliation of the Company’s Federal statutory tax rate of 21% to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2019	2018
U.S. Statutory Tax Rate	21%	21%
Change in Valuation Allowance	(10.2)%	(21.5)%
State Tax Expense, net	0.9%	1.8%
Research and Development Tax Credit	0.9%	0.5%
Uncertain Tax Position - Research and Development Tax Credit	(3.4)%	0%
Permanent Difference - Interest Expense	(7.8)%	0%
Provision to Return, Other Permanent Differences and Other Adjustments	(1.4)%	(1.8)%
Income Tax Expense (Benefit)	0%	0%

Note 10. Accrued expenses

Accrued expenses as of December 31, 2019 and 2018 consist of the following:

	December 31,	December 31,
	2019	2018
	(in thousands)
Accrued savings offers	$16,790	$11,289
Accrued rebates	6,109	7,762
Accrued customer returns	5,122	5,157
Accrued wholesaler fees	5,014	4,249
Accrued payroll and benefits	4,485	4,555
Other accrued expenses	2,668	2,806
Total accrued expenses	$40,188	$35,818

Note 11. Debt

Short-term line of credit

On October 2, 2019, the Company entered into the Loan Agreement with Encina. Under the Loan Agreement, Encina will extend up to $25.0 million in secured revolving loans to the Company (the “Revolving Loans”), of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans bear variable interest through maturity at the one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin of 4.50%. In addition, the Company is required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears, upon a prepayment of a loan and on the maturity date. The maturity date under the Loan Agreement is May 11, 2022.

In the event that, for any reason, all or any portion of the lenders' commitment to make revolving loans is terminated prior to the scheduled maturity date, in addition to the payment of the principal amount and all unpaid accrued interest and other amounts due thereon, the Company is required to pay to the lender a prepayment fee equal to (i) 2.0% of the revolving loan commitment if such event occurs on or before October 2, 2020, (ii) 1.0% of the revolving loan commitment if such event occurs after October 2, 2020 but on or before October 2, 2021, and (iii) 0.5% of the revolving loan commitment if such event occurs after October 2, 2021 but before May 11, 2022.

The Company may permanently terminate the revolving loan facility by prepaying all outstanding principal amounts and all unpaid accrued interest and other amounts due thereon, subject to at least five business days prior notice to the lender and the payment of a prepayment fee as described above.

The Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, engage in mergers and acquisitions or make asset sales without the prior written consent of the Lenders. A failure to comply with these covenants could permit the Lenders to declare the Company’s obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of December 31, 2019, the Company was in compliance with the covenants under the Loan Agreement.

In connection with the Loan Agreement, the Company evaluated to determine if the embedded components in the agreement qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $69,000 for the fair value of the additional interest contingent upon a change in control. As of December 31, 2019, the fair value of the derivative was $66,000 (see Note 4).

Total interest expense on the short-term line of credit, including deferred financing costs amortization, was $184,000 for the year ended December 31, 2019. The Company incurred $1.3 million in financing costs, which are recorded as deferred financing costs and amortized over the term of the revolving loan as additional interest expense using an effective interest rate of 6.56%. During the year ended December 31, 2019, deferred financing cost amortization of $116,000 was charged to interest expense. The unamortized cost of $1.2 million as of December 31, 2019 was included in other assets in the consolidated balance Sheets.

As of December 31, 2019, the Company had no borrowing outstanding under the Revolving Loan and had $17.1 million available for borrowing.

Long-term debt

Long-term debt at the indicated dates consists of the following:

	December 31,
	2019	2018
	(in thousands)
Deerfield senior secured credit facility, net of discount of $1,982 and $3,334, respectively	$43,768	$49,916
Financing and capital leases, maturing through May 2024	1,167	1,858
	44,935	51,774
Less current portion	(15,836)	(8,557)
Long-term debt	$29,099	$43,217

Senior secured credit facility: On May 11, 2016, the Company entered into a $60.0 million senior secured credit facility (the “Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Special Situations Fund, L.P. (33 1/3% of Facility) (collectively, “Deerfield”), as lenders. In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share (see Note 13). Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of this public offering, and as a result, was classified as a related party at the time of the corresponding transactions.

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

The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.1 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10%. As of December 31, 2019, the fair value of the derivative was $1.1 million (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company’s evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which was amortized using the effective interest method to interest expense over the one-year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital on June 1, 2017 in stockholders’ (deficit) equity in the Company’s financial statements.

In connection with the Facility, the Company paid a $1,350,000 yield enhancement fee to Deerfield, approximately $173,000 of legal costs to the Company’s attorneys and $58,000 of legal costs on behalf of Deerfield’s attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method.

On November 5, 2018, the Company and Deerfield entered into an amendment (the “Second Amendment”) to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of an underwritten public offering of the Company’s shares of its common stock for gross proceeds of at least $30.0 million, plus additional shares of the Company’s shares of its common stock for additional gross proceeds of at least $4.5 million (the “November Offering”). The remaining $52.5 million of principal under the Facility was and is due as follows: $7.5 million on May 11, 2019, $15.0 million on May 11, 2020 (the “2020 Principal Payment”), $15.0 million on May 11, 2021 and $15.0 million on May 11, 2022; provided, that the 2020 Principal Payment due date shall be extended to May 11, 2021 or May 11, 2022 subject to certain achievement of annual net sales during periods ending December 31, 2019 and 2020, respectively. The net sales milestone was not met for the period ending December 31, 2019. If all or any of the principal are prepaid or required to be prepaid under the Second Agreement prior to December 31, 2021, then the Company shall pay, in addition to such prepayment and accrued interest thereon, a prepayment premium equal to 6.25% of the amount of principal prepaid. Additionally, the Company shall pay all interest which, absent such prepayment, would have accrued on the principal prepaid through May 11, 2020 in connection with a prepayment due to a Change of Control of the Company or through December 31, 2020 in connection with any other prepayment, whether voluntary or in an Event of Default. If such prepayment occurs after December 31, 2021 then no prepayment premium is due. In addition, upon the payment in full of the Obligations, whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity Date, the Company shall pay to Deerfield a non-refundable exit fee in the amount of $750,239, which shall be due and payable in cash.

Pursuant to the term of the Facility, as amended, a $7.5 million principal payment was paid in cash in May 2019 and, the remaining principal outstanding as of December 31, 2019 was $45.0 million.

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

In conjunction with the Second Amendment to the Facility and the related issuance of the A&R Notes, the Company entered into a Registration Rights Agreement (the “Second Registration Agreement”) pursuant to which the Company was required to file a registration statement with the SEC to register the Conversion Shares within 30 days from November 5, 2018, which was to become effective per the SEC no later than 75 days thereafter. The filing deadline was subsequently extended to December 21, 2018. The Company filed a registration statement on Form S-3 to comply with the Second Registration Agreement on December 11, 2018, which became effective on December 20, 2018. This filing covered 3,796,668 shares, which is the maximum number of shares that may be converted. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Second Registration Agreement cease to hold any Registrable Securities. For each registration, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company expects to satisfy all of its obligations under the Second Registration Agreement and did not expect to pay any damages pursuant to this agreement; therefore, no liability had been recorded (see Note 16).

On October 2, 2019, in connection with the Loan Agreement with Encina, the Company entered into a fourth amendment to the Facility (the “Fourth Amendment”) with Deerfield. Under the Fourth Amendment, the Company restated its representations and warranties made under the Facility and made additional representations and warranties consistent with those in the Loan Agreement. In addition, the affirmative covenants, negative covenants and events of default contained in the Facility were expanded to conform to applicable provisions in the Loan Agreement. The Fourth Amendment was neither a modification nor an extinguishment and had no change in cash flows, and as such, it did not have a material effect on the Company’s financial statements.

Pursuant to the A&R Notes, if the Company fails to provide the number of Conversion Shares, then the Company would have to pay damages to Deerfield or subsequent holder or any designee for each day after the third business day after receipt of notice of conversion that such conversion is not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of December 31, 2019, the Company was in compliance with the covenants under the Facility.

Total interest expense on the Facility, including debt discount amortization, was $7,620,000, $8,693,000 and $9,882,000 for the year ended December 31, 2019, 2018 and 2017, respectively. Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt and 25.35% on the Convertible Notes and after the Second Amendment on November 5, 2018, using the effective interest rate of 16.69%, charged to interest expense and totaled $1,353,000, $961,000 and $1,316,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Financing and Capital lease obligations: Financing and capital lease obligations consist of sale-leaseback and equipment leases, both of which include options to purchase and were classified as finance leases as of December 31, 2019 and capital leases as of December 31, 2018. As described in Note 7, during the years ended December 31, 2017, the Company entered into agreements with Essex for the sale‑leaseback of newly acquired assets with a total capitalized cost of $3.2 million. The approximate imputed interest rate on these leases is 14.9%. In addition, during the year ended December 31, 2019 and 2018, the Company entered into equipment leases with a total capitalized cost of $0.4 million and $0.1 million, respectively. The interest rate on these leases is 6.5% and 5.3%, respectively. Interest expense on these leases was $214,000, $341,000 and $263,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Future principal payments of long-term debt, including financing leases, are as follows:

Period ending:	December 31,
(in thousands)

2020	$15,836
2021	15,099
2022	15,854
2023	89
2024	39
Future principal payments	$46,917
Less unamortized debt discount	(1,982)
Less current portion of long-term debt	(15,836)
Total long-term debt, net of current portion	$29,099

Note 12. Leases

The Company leases real estate, warehouses and certain equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less ("short-term leases") are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The components of lease expenses are as follows:

	Year Ended
	December 31, 2019	Statement of Operations Classification
	(in thousands)
Lease cost:
Operating lease cost	$1,071	Cost of goods sold and operating expenses
Short-term lease cost	37	Cost of goods sold and operating expenses
Variable lease cost	217	Cost of goods sold and operating expenses
Finance lease cost:
Amortization of leased assets	520	Cost of goods sold
Interest on lease liabilities	214	Interest expense
Total net lease cost	$2,059

Supplemental consolidated balance sheet information related leases is as follows:

	December 31, 2019	Balance Sheet Classification
	(in thousands)
Leases:
Assets:
Operating lease assets	$3,044	Operating lease right-of-use assets
Finance lease assets	2,580	Property, plant and equipment, net
Total leased assets	$5,624

Liabilities:
Current:
Operating leases	$681	Current portion of operating lease liabilities
Finance leases	836	Current portion of long-term debt
Noncurrent:
Operating leases	3,254	Operating lease liabilities
Finance leases	331	Long-term debt, net of current portion
Total lease liabilities	$5,102

December 31, 2019
Weighted-Average Remaining Lease Term (years)
Operating lease assets	4.7
Finance lease assets	1.8

Weighted-Average Discount Rate
Operating lease assets	15.0%
Finance lease assets	11.8%

Supplemental consolidated cash flow information related to leases is as follows:

Year Ended
December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,168
Operating cash flows from finance leases	214
Financing cash flows from finance leases	1,098

ROU assets obtained in exchange for new finance lease liabilities	406
ROU assets obtained in exchange for new operating lease liabilities	$135

Maturities of lease liabilities are as follows:

	December 31, 2019
	Operating Leases	Finance Leases
	(in thousands)
2020	$1,226	$894
2021	1,118	117
2022	1,060	115
2023	1,055	95
2024	1,106	40
Total lease payments	$5,565	$1,261
Less amount representing interest	(1,630)	(94)
Total lease obligations	$3,935	$1,167

Disclosure related to periods prior to adoption of ASU 2016-02

Future minimum lease payments under non-cancelable rental and leases agreements which had initial or remaining term in excess of one year are as follows:

	December 31, 2018
	Operating Leases	Capital Leases
	(in thousands)
2019	$1,180	$1,257
2020	1,195	798
2021	1,062	21
2022	1,055	20
2023	1,055	—
Later years	1,106	—
Minimum lease commitment	$6,653	$2,096
Less amount representing interest		(238)
Present value of net minimum lease obligations		$1,858

Note 13. Common stock

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

During the year ended December 31, 2019, the Company issued 20,328 shares of common stock pursuant to the conversion of vested RSUs and 36,040 shares of common stock pursuant to the exercise of vested stock options. During the year ended December 31, 2018, the Company issued 26,991 shares of common stock pursuant to the conversion of vested RSUs and 832 shares of common stock pursuant to the exercise of vested stock options.

On March 18, 2019, the Company filed a shelf registration statement covering the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2019 Shelf”), which was declared effective by the SEC on May 1, 2019. Effective as of August 12, 2019, the 2016 Shelf is no longer available for further primary offerings or sales of the Company’s securities. The Company simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf (the “Cantor Sales Agreement”). No sales have been made under the Cantor Sales Agreement during the year ended December 31, 2019. As of December 31, 2019, $100.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the 2019 Shelf, including $30.0 million of the Company’s common stock which remained available to be sold under the Cantor Sales Agreement, subject to certain conditions specified therein.

Note 14. Share-based Compensation

Share-based Compensation Plans

In July 2015, the Company adopted the Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan (“2015 Plan”) which became effective immediately prior to the closing of the IPO and initially had 767,330 shares of common stock reserved for issuance. On January 1, 2016 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2015 Plan shall be cumulatively increased by five percent of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2015 Plan. Accordingly, on January 1, 2020, 2019 and 2018, the Company added 2,486,633 shares, 2,483,815 shares and 1,449,847 shares, respectively, to the option pool. The 2015 Plan superseded the Neos Therapeutics, Inc. 2009 Equity Plan (“2009 Plan”), originally adopted in November 2009 and which had 1,375,037 shares reserved and available for issuance. Effective upon closing of the IPO, the Company’s Board of Directors determined not to grant any further awards under the 2009 Plan.

The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s Compensation Committee, which has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s Compensation Committee may delegate authority to grant certain awards to the Company’s chief executive officer. Through December 31, 2019, the Company has granted options, restricted stock and RSUs under the 2015 Plan, or previously, the 2009 Plan. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock and to grant restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vested in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through December 31, 2019, 433,864 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. During year ended December 31, 2019, 351,229 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of December 31, 2019, 3,257,599 shares of common stock remain available for grant under the 2015 Plan.

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

McLaughlin, under the Inducement Plan, an option to purchase 600,000 shares of the Company’s common stock, which vests in equal annual installments over four years from Mr. McLaughlin’s start date. In addition, on July 30, 2018, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 200,000 shares of the Company’s common stock. The shares underlying this option shall vest subject to certain performance metrics to be evaluated for the fiscal year ending December 31, 2019. As of December 31, 2019, no shares of common stock remain available for grant under the Inducement Plan.

Share-based Compensation Expense

The Company has reported share-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively, in its consolidated statements of operations as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of goods sold	$473	$470	$390
Research and development	340	344	394
Selling and marketing	293	731	913
General and administrative	1,811	1,776	2,354
	$2,917	$3,321	$4,051

The total share based compensation expense included in the table above is attributable to stock options and RSUs of $2.7 million and $159,000, respectively, for the year ended December 31, 2019. The total share based compensation expense included in the table above is attributable to stock options and RSUs of $3.1 million, $261,000, respectively, for the year ended December 31, 2018. The total share based compensation expense included in the table above is attributable to stock options, RSUs and restricted stock of $3.9 million, $86,000 and $71,000, respectively, for the year ended December 31, 2017. Excess tax benefit from share-based compensation was $12,700 for the year ended December 31, 2019 and, was negligible for the year ended December 31, 2018.

As of December 31, 2019, there was $3.5 million of compensation costs adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years for stock options and 1.9 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

During the year ended December 31, 2019, the Company granted 2,119,708 options under the 2015 Plan. In June 2018 and July 2018, the Company granted 600,000 and 200,000 options, respectively, under the Inducement Plan to Gerald McLaughlin, the Company’s Chief Executive Officer, at an exercise price of $6.20 and $5.55 per share, respectively.

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

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

	Year Ended December 31,
	2019	2018	2017
Estimated dividend yield	0%	0%	0%
Expected stock price volatility	60%	60%	60%
Weighted-average risk-free interest rate	2.44%	2.75%	2.01%
Expected life of option in years	6.08	6.13	6.06
Weighted-average option fair value at grant	$1.24	$3.93	$4.09

A summary of outstanding and exercisable options as of December 31, 2019, 2018 and 2017, and the activity from December 31, 2017 through December 31, 2019, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)
Outstanding at December 31, 2017	2,454,973	$11.195	$4,764
Exercisable at December 31, 2017	1,137,766	$10.919	$2,890
Granted	1,753,539	$6.786
Exercised	(832)	0.320
Expired, forfeited or cancelled	(760,795)	11.281
Outstanding at December 31, 2018	3,446,885	$8.935	$70
Exercisable at December 31, 2018	1,643,011	$10.627	$70
Granted	2,119,708	$2.163
Exercised	(36,040)	0.320
Expired, forfeited or cancelled	(1,099,587)	9.816
Outstanding at December 31, 2019	4,430,966	$5.551	$53
Exercisable at December 31, 2019	1,518,972	$8.735	$31

The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2019 was 8.2 and 6.9 years, respectively. The option exercise price for all options granted in the year ended December 31, 2019 ranged from $1.36 to $3.14 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2018 was 7.9 and 6.6 years, respectively. The option exercise price for all options granted in the year ended December 31, 2018 ranged from $4.76 to $10.40 per share.

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

The Company satisfies its RSUs by issuing shares of the Company’s common stock when RSUs vest and are issued. In addition, when RSUs vest and are issued, RSU recipients may elect to have the Company withhold units as consideration for the tax withholding obligation for their vested RSUs. During the year ended December 31, 2019, 21,251 vested RSUs were converted into an equivalent 20,328 shares of common stock. The Company withheld 923 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the year ended December 31, 2019.

A summary of outstanding RSUs as of December 31, 2019, 2018 and 2017 and the activity from December 31, 2017 through December 31, 2019, is presented below:

		Weighted-
	Number of	Average
	RSUs	Fair Value
Outstanding at December 31, 2017	85,000	$7.15
Granted	93,750	8.30
Vested	(33,748)	7.34
Expired, forfeited or cancelled	(69,688)	7.77
Outstanding at December 31, 2018	75,314	$7.93
Granted	—	—
Vested	(21,251)	7.86
Expired, forfeited or cancelled	—	—
Outstanding at December 31, 2019	54,063	$7.96

Restricted stock

The Company did not issue any shares of restricted stock for the years ended December 31, 2019, 2018 and 2017. No vested restricted stock awards were settled during the year ended December 31, 2019.

The Company had no unvested restricted stock as of December 31, 2019 and 2018. For the years ended December 31, 2019, 2018 and 2017, there were no shares of restricted stock granted or forfeited.

Note 15. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of December 31, 2019 and 2018.

Note 16. Commitments and contingencies

Registration Payment Arrangement: On November 5, 2018, in conjunction with the Second Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into the Registration Agreement which required the Company to file a registration statement with the SEC to register the Registrable Securities (see Note 11) within 30 days from November 5, 2018, which was to become effective per the SEC no later than 75 days thereafter. The filing deadline was subsequently extended to December 21, 2018. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on December 11, 2018, which became effective on December 20, 2018. This filing covered 3,796,668 shares, which is the number of shares that would be issued up to the Exchange Cap as (defined in the agreement). The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. Upon any Registration Failure, the Company shall pay additional damages to the Holder for each 30-day period (prorated for any partial period) after the date of such Registration Failure in an amount in cash equal to two percent of the original principal amount of the Convertible Notes. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Registration Agreement cease to hold any of the Registrable Securities. For each registration filing, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company currently expects to satisfy all of its obligations under the Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded.

Patent Infringement Litigation:  On October 31, 2017, the Company received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. (“Teva”) advising the Company that Teva has filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. On December 13, 2017, the Company filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed the Company’s Cotempla XR-ODT patents. On December 21, 2018, the Company entered into a Settlement Agreement (the “Teva Settlement Agreement”) and a Licensing Agreement (the “Teva Licensing Agreement” and collectively with the Teva Settlement Agreement, the “Teva Agreement”) with Teva that resolved all ongoing litigation involving the Company’s Cotempla XR-ODT patents and Teva’s ANDA. Under the Teva Agreement, the Company granted Teva the right to manufacture and market its generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances. A stipulation and order of dismissal was entered by the U.S. District Court for the District of Delaware. The Teva Agreement has been submitted to the applicable governmental agencies.

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

Defined contribution plans: The Company maintains a defined contribution plan covering substantially all employees under the provisions of Section 401(k) of the Internal Revenue Code (“Code”). As the Company has elected a Safe-Harbor provision for the 401(k) Plan, participants are always fully vested in their employer contributions. Employees may contribute annually up to the lesser of 50% of their compensation or the applicable limit established by the Code. Effective January 1, 2015, the Company amended its 401(k) plan to provide a Company matching contribution on 100% of a participant’s contribution for the first 3% of their salary deferral and 50% of the next 2% of their salary deferral. For the years ended December 31, 2019, 2018 and 2017, the Company recorded $577,000, $576,000 and $419,000, respectively, of expense for 401(k) contributions.

Operating lease: The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for additional office space in Blue Bell, Pennsylvania which commenced on May 1, 2016. Prior to the adoption of the New Lease Standard on January 1, 2019, the Company accounted for rent expense on long-term operating leases on a straight-line basis over the life of the lease resulting in a deferred rent balance of $989,000 at December 31, 2018. The Company adopted ASU No. 2016-02 at January 1, 2019 and recognized an operating lease liability of $4.3 million under the New Lease Standard (See Note 2 and 12). The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $217,000, $206,000 and $243,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Rent expense for these leases, excluding the share of operating expenses, was $1,011,000, $1,011,000 and $1,010,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $1,567,000, $666,000 and $701,000 of compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively, under the Bonus Plan.

Note 17. License agreements

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

Under the Teva Licensing Agreement, the Company granted Teva a non-exclusive license to certain patents owned by the Company by which Teva has the right to manufacture and market its generic version of Cotempla XR-ODT under its ANDA beginning on July 1, 2026, or earlier under certain circumstances. The Teva Licensing Agreement has been submitted to the applicable governmental agencies (see Note 16).

Under the Actavis Licensing Agreement, the Company granted Actavis a non-exclusive license to certain patents owned by the Company by which Actavis has the right to manufacture and market its generic version of Adzenys XR-ODT under its ANDA beginning on September 1, 2025, or earlier under certain circumstances. The Actavis Licensing Agreement has been submitted to the applicable governmental agencies (see Note 16).

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

Note 18. Related party transactions

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

On November 5, 2018, the Company and Deerfield entered into the Second Amendment to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of the November Offering. The Second Amendment provides an option for the $15.0 million principal on the Facility due in May 2020 to be paid in either May 2021 or May 2022 upon the achievement of certain revenue milestones as described in the Second Amendment. Also, pursuant to the Second Amendment, the Company amended and restated its outstanding notes under the Facility in the form of senior secured convertible notes. The Company has the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate. Additionally, subject to the terms of the amended and restated convertible notes, Deerfield has the right to convert the remaining principal under the Facility into shares of Common Stock not to exceed 3,796,668 shares in the aggregate at a conversion price ranging from 95% to 83% of the greater of the average of the volume weighted average price per share of the Common Stock for the three trading day period immediately preceding such conversion and $10.00. On November 8, 2018, the Company closed an underwritten public offering of 19,999,999 shares of its common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of its common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company were approximately $43.4 million. Deerfield also participated in the purchase of the Company’s common shares as part of this offering (see Note 11).

Note 19. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of results to be expected in future periods. Selected quarterly financial data for years ended December 31, 2019 and 2018, are as follows (in thousands, except share and per share amounts):

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net product sales	$14,634	$15,643	$17,540	$16,832
Gross profit	8,238	10,544	11,093	9,651
Net loss attributable to common stock	$(7,600)	$(3,763)	$(2,051)	$(3,488)
Weighted average common shares outstanding used to compute net loss per share, basic and diluted (1)	49,703,563	49,727,718	49,730,755	49,732,654
Net loss per share of common stock, basic and fully diluted (2):	$(0.15)	$(0.08)	$(0.04)	$(0.07)

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net product sales	$10,729	$11,363	$12,503	$15,393
Gross profit	5,508	4,376	5,546	7,631
Net loss attributable to common stock	$(14,436)	$(15,207)	$(12,695)	$(9,337)
Weighted average common shares outstanding used to compute net loss per share, basic and diluted (1)	28,996,956	29,008,909	29,625,792	41,415,358
Net loss per share of common stock, basic and fully diluted (2):	$(0.50)	$(0.52)	$(0.43)	$(0.23)

(1)

On November 8, 2018, the Company closed an underwritten public offering of 19,999,999 shares of its common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of its common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. In addition, in 2018, the Company sold 651,525 shares of common stock under the Cowen Sales Agreement, at an average sale price of approximately $6.25 per share. These transactions produced a significant increase in the number of shares outstanding which will impact the year-over-year comparability of the Company’s loss per share calculations.

(2)	Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share may not necessarily equal the total for the year.

Note 20. Subsequent event

On January 1, 2020, in accordance with the Evergreen Provisions of the 2015 Plan, the Company added 2,486,633 shares to the option pool, increasing the total number of shares reserved and available for issuance under the 2015 Plan to 5,744,232 shares.

Effective as of January 1, 2020, Deerfield Special Situations Fund, L.P., one of the lenders which made available 33 1/3% of the Facility, assigned to Deerfield Partners, L.P. all of its rights under the Facility, including its rights with respect to an amended and restated senior secured convertible Note with an original issuance date of May 11, 2016 and amendment and restatement date of November 8, 2018, and Deerfield Partners, L.P. is assuming the obligations of Deerfield Special Situations Fund, L.P. under the Loan Documents. Deerfield Partners, L.P. is an investment fund managed by Deerfield Management, L.P. and, accordingly, is a permitted assignee under the Facility Agreement. The assignment has no impact on the Company’s financial statements.

INDEX TO EXHIBITS

Exhibit number	Description of exhibit

3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant’s quarterly report on Form 10‑Q (001‑37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

3.2

Amended and Restated Bylaws of the Registrant, as amended and currently in effect (Filed as an Exhibit to the Registrant’s quarterly report on Form 10‑Q (001‑37508), filed with the SEC on September 4, 2015, incorporated herein by reference).

4.1	Form of common stock certificate (Filed as an Exhibit to the Registrant’s registration statement on Form S‑1 (333‑205106), filed with the SEC on July 13, 2015, incorporated herein by reference).
4.2

Form of warrant to purchase common stock (Filed as an Exhibit to the Registrant’s registration statement on Form S‑1 (333‑205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

4.3*	Description of Capital Stock.
10.1

Amended and Restated Investors’ Rights Agreement, dated as of June 9, 2015 (Filed as an Exhibit to the Registrant’s registration statement on Form S‑1 (333‑205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.2

Amendment and Waiver, dated as of February 5, 2016, amending the Amended and Restated Investors’ Rights Agreement of the Registrant (Filed as an Exhibit to the Registrant’s annual report on Form 10‑K (001‑37508), filed with the SEC on March 18, 2016, incorporated herein by reference).

10.3+

Neos Therapeutics, Inc. 2009 Equity Plan (Filed as an Exhibit to the Registrant’s registration statement on Form S‑1 (333‑205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.4+

Form of option agreements under 2009 Equity Plan (Filed as an Exhibit to the Registrant’s registration statement on Form S‑1 (333‑205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.5+

Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan and forms of option agreements thereunder (Filed as an Exhibit to the Registrant’s registration statement on Form S‑1 (333‑205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.6

Commercial Lease Agreement, by and between Riverside Business Green, L.P., and Neos Therapeutics, LP, dated as of June 29, 1999, as amended (Filed as an Exhibit to the Registrant’s registration statement on Form S‑1 (333‑205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.7†

Supply Agreement, by and between the Registrant and Coating Place, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant’s registration statement on Form S‑1 (333‑205106), filed with the SEC on June 26, 2015, incorporated herein by reference).

10.8†

Asset Purchase Agreement, by and between the Registrant and Cornerstone BioPharma, Inc., dated as of August 28, 2014 (Filed as an Exhibit to the Registrant’s registration statement on Form S‑1 (333‑205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.9†

Settlement Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014. (Filed as an Exhibit to the Registrant’s registration statement on Form S‑1 (333‑205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.10†

License Agreement, by and between the Registrant and Shire LLC, dated as of July 23, 2014. (Filed as an Exhibit to the Registrant’s registration statement on Form S‑1 (333‑205106), filed with the SEC on June 19, 2015, incorporated herein by reference).

10.11†

License Agreement by and among the Registrant and Shire LLC, dated as of March 6, 2017. (Filed as an Exhibit to the Registrant’s quarterly report on Form 10‑Q (001‑37508), filed with the SEC on May 10, 2017, incorporated herein by reference).

10.12

Settlement Agreement, by and between the Registrant and Actavis Laboratories FL, Inc., dated as of October 17, 2017 (Filed as an Exhibit to the Registrant’s annual report on Form 10‑K (001‑37508), filed with the SEC on March 16, 2018, incorporated herein by reference).

10.13†

Settlement Agreement, by and between the Registrant and Teva Pharmaceuticals USA, Inc., dated as of December 21, 2018 (Filed as an Exhibit to the Registrant’s annual report on Form 10-K (001-37508), filed with the SEC on March 18, 2019, incorporated herein by reference).

10.14

Facility Agreement, dated as of May 11, 2016, by and among the Registrant, Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P. (including schedules and exhibits thereto). (Filed as an Exhibit to the Registrant’s quarterly report on Form 10‑Q (001-37508), filed with the SEC on August 12, 2016, incorporated herein by reference).

Exhibit number		Description of exhibit

10.15

First Amendment to Facility Agreement, dated as of June 1, 2017, by and among the Registrant, Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P. (including schedules and exhibits thereto). (Filed as an Exhibit to the Registrant’s current report on Form 8‑K, filed with the SEC on June 5, 2017, incorporated herein by reference).

10.16

Registration Rights Agreement, dated June 1, 2017, by and among Neos Therapeutics, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P. (Filed as an Exhibit to the Registrant’s current report on Form 8‑K, filed with the SEC on June 5, 2017, incorporated herein by reference).

10.17

Second Amendment to Facility Agreement, dated as of November 5, 2018, by and among the Registrant, Deerfield Private Design Fund III, L.P. and Deerfield Special Situation Fund, L.P. (Filed as an Exhibit to the Registrant’s current report on Form 8‑K, filed with the SEC on November 5, 2018, incorporated herein by reference).

10.18

Third Amendment to Facility Agreement, dated as of March 26, 2019, by and among the Registrant, Deerfield Private Design Fud III, L.P., and Deerfield Special Situation Fund, L.P. (Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q (001-37508), filed with the SEC on May 10, 2019, incorporated herein by reference).

10.19

Fourth Amendment to Facility Agreement, dated as of October 2, 2019, by and between Neos Therapeutics Inc., as borrower, Neos Therapeutics Commercial, LLC, Neos Therapeutics Brands, LLC, Neos Therapeutics, L.P. and PharmaFab Texas, LLC, as guarantors, and Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Mgmt, L.P., as agent and lenders. (Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q (001-37508), filed with the SEC on November 8, 2019, incorporated herein by reference).

10.20

Loan and Security Agreement, dated as of October 2, 2019, by and between Neos Therapeutics, Inc., Neos Therapeutics Brands, LLC and Neos Therapeutics, L.P., as borrowers, Neos Therapeutics Commercial, LLC and PharmaFab Texas, LLC, as Loan Party Obligors, Encina Business Credit, LLC, as agent, and lenders listed therein as lenders. (Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q (001-37508), filed with the SEC on November 8, 2019, incorporated herein by reference).

10.21

Intercreditor Agreement, dated as of October 2, 2019, by and between Encina Business Credit, LLC, as the ABL Agent and lender, Deerfield Mgmt, L.P., as Term Loan agent and lender, Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P., as the Term Loan lenders. (Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q (001-37508), filed with the SEC on November 8, 2019, incorporated herein by reference).

10.22+

Senior Executive Cash Incentive Bonus Plan (Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q (001-37508), filed with the SEC on November 13, 2015, incorporated herein by reference).

10.23+

Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.24+

Employment Agreement dated June 27, 2018, by and between the Registrant and Gerald McLaughlin (Filed as an Exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on June 27, 2018, incorporated herein by reference).

10.25+	*	First Amendment to Employment Agreement, by and between the Registrant and Gerald McLaughlin, dated as of October 1, 2019.
10.26+

Amended and Restated Employment Agreement, by and between the Registrant and Richard Eisenstadt, dated as of July 10, 2015 (Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (333-205106), filed with the SEC on July 13, 2015, incorporated herein by reference).

10.27+	*	First Amendment to Amended and Restated Employment Agreement, by and between the Registrant and Richard Eisenstadt, dated as of October 1, 2019.
10.28+

Employment Agreement dated March 18, 2019, by and between the Registrant and John Limongelli (Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q (001‑37508), filed with the SEC on May 10, 2019, incorporated herein by reference).

10.29+	*	First Amendment to Amended and Restated Employment Agreement, by and between the Registrant and John Limongelli, dated as of October 1, 2019.
10.30+

Neos Therapeutics, Inc. Non-Employee Director Compensation Policy (Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q (001‑37508), filed with the SEC on August 9, 2019, incorporated herein by reference).

Exhibit number	Description of exhibit

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of RSM US LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*            Filed herewith.

**          The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10‑K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

†            Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.

+            Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Grand Prairie, State of Texas, on the 13th day of March 2020.

NEOS THERAPEUTICS, INC.

By:	/s/ GERALD MCLAUGHLIN
Gerald McLaughlin
Chief Executive Officer

Power of Attorney

We, the undersigned directors and officers of Neos Therapeutics, Inc. (the “Company”), hereby severally constitute and appoint Gerald McLaughlin and Richard Eisenstadt, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, to file any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys‑in‑fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERALD MCLAUGHLIN	Chief Executive Officer and Director (Principal	March 13, 2020
Gerald McLaughlin	Executive Officer)

/s/ RICHARD EISENSTADT	Chief Financial Officer (Principal Financial and	March 13, 2020
Richard Eisenstadt	Accounting Officer)

/s/ ALAN HELLER	Director	March 13, 2020
Alan Heller

/s/ GREG ROBITAILLE	Director	March 13, 2020
Greg Robitaille

/s/ BETH HECHT	Director	March 13, 2020
Beth Hecht

/s/ BRYANT FONG	Director	March 13, 2020
Bryant Fong

/s/ JOHN SCHMID	Director	March 13, 2020
John Schmid

/s/ LINDA SZYPER	Director	March 13, 2020
Linda Szyper

/s/ JAMES ROBINSON	Director	March 13, 2020
James Robinson

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Balance	Additions
		at	charged to	Deductions	Balance
		beginning	costs and	and	at end of
		of period	expenses	Payments	period
For the year ended December 31, 2019
Allowance for chargebacks	(1)	$1,314	$12,135	$(9,299)	$4,150
Allowance for cash discounts	(1)	551	3,801	(3,654)	698
Savings offers	(2)	11,288	69,540	(64,038)	16,790
Reserve for wholesaler fees	(2)	4,249	17,225	(16,460)	5,014
Reserve for returns	(2)	5,157	3,299	(3,334)	5,122
Rebates	(2)	7,763	17,355	(19,009)	6,109

For the year ended December 31, 2018
Allowance for chargebacks	(1)	$816	$8,565	$(8,067)	$1,314
Allowance for cash discounts	(1)	337	3,519	(3,305)	551
Savings offers	(2)	7,168	71,303	(67,183)	11,288
Reserve for wholesaler fees	(2)	2,345	17,414	(15,510)	4,249
Reserve for returns	(2)	2,711	3,803	(1,357)	5,157
Rebates	(2)	4,008	18,746	(14,991)	7,763

For the year ended December 31, 2017
Allowance for chargebacks	(1)	$779	$10,146	$(10,109)	$816
Allowance for cash discounts	(1)	171	1,814	(1,648)	337
Savings offers	(2)	2,070	30,978	(25,880)	7,168
Reserve for wholesaler fees	(2)	509	8,244	(6,408)	2,345
Reserve for returns	(2)	1,157	1,792	(238)	2,711
Rebates	(2)	544	7,837	(4,373)	4,008

(1)	Shown as a reduction of accounts receivable and gross sales as indicated in column heading.
(2)	Shown as accrued expenses and a reduction of gross sales.