Form 10-Q
period 2020-03-31
Neos Therapeutics, Inc.
filed 2020-05-11
CIK 1467652

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2020: 49,751,345 shares.

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

•	our ability to successfully manufacture and distribute Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER or any other future product or product candidate;

•	the attention deficit hyperactivity disorder patient market size and market adoption of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER by physicians and patients;

•	the therapeutic benefits, effectiveness and safety of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER or any other future product or product candidate;

•	our expectations regarding the commercial supply of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, or any other future products, or our generic Tussionex;

•

our ability to receive, and the timing of any receipt of the U.S. Food and Drug Administration, (“FDA”), approvals, or other regulatory action in the United States and elsewhere, for any future product candidate;

•	our expectations regarding federal, state and foreign regulatory requirements;

•

our entry into the settlement and licensing agreement with Actavis Laboratories FL, Inc. (“Actavis”) the effect of our agreement with Actavis on its Abbreviated New Drug Application (“ANDA”) and with the FDA for a generic version of Adzenys XR-ODT, and the expected timing of the manufacture and marketing of Actavis’s generic version of Adzenys XR-ODT under its ANDA;

•

our entry into the settlement and licensing agreement with Teva Pharmaceuticals USA, Inc. (“Teva”) the effect of our agreement with Teva on its ANDA and with the FDA for a generic version of Cotempla XR-ODT, and the expected timing of the manufacture and marketing of Teva’s generic version of Cotempla XR-ODT under its ANDA;

•	our product research and development activities, including the timing and progress of our clinical trials, and projected expenditures;

•	issuance of patents to us by the U.S. Patent and Trademark Office and other governmental patent agencies;

•

the direct and indirect impact of COVID-19 on our business and operations, including product sales, expenses, supply chain, manufacturing, research and development costs, clinical trials and employees;

•	the impact of COVID-19 and related downturn of the U.S. and global economies;

•	our ability to achieve profitability;

•	our staffing needs; and

•	the additional risks, uncertainties and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$27,858	$16,830
Short-term investments	3,992	8,064
Accounts receivable, net of allowances for chargebacks and cash discounts of $3,295 and $4,848 at March 31, 2020 and December 31, 2019, respectively	20,782	26,563
Inventories, net	10,218	11,010
Prepaid expenses and other current assets	2,904	4,092
Total current assets	65,754	66,559

Property and equipment, net	7,014	7,345
Operating lease right-of-use assets	2,920	3,044
Intangible assets, net	12,139	12,543
Other assets	1,266	1,382
Total assets	$89,093	$90,873

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$13,033	$6,650
Accrued expenses	30,556	40,188
Current portion of operating lease liabilities	707	681
Short-term line of credit	8,569	—
Current portion of long-term debt	15,534	15,836
Total current liabilities	68,399	63,355

Long-Term Liabilities:
Long-term debt, net of current portion	29,422	29,099
Operating lease liabilities	3,067	3,254
Derivative liability	1,231	1,135
Other long-term liabilities	154	160
Total long-term liabilities	33,874	33,648

Stockholders' (Deficit) Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 49,777,756 and 49,743,955 shares issued and outstanding, respectively, at March 31, 2020; 49,766,472 and 49,732,671 shares issued and outstanding, respectively, at December 31, 2019	50	50
Treasury stock, at cost, 33,801 shares at March 31, 2020 and December 31, 2019	(352)	(352)
Additional paid-in capital	328,956	328,056
Accumulated deficit	(341,835)	(333,885)
Accumulated other comprehensive income	1	1
Total stockholders' deficit	(13,180)	(6,130)
Total liabilities and stockholders' deficit	$89,093	$90,873

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Net product sales	$14,493	$14,634

Cost of goods sold	6,389	6,396
Gross profit	8,104	8,238

Research and development expenses	2,035	3,197
Selling and marketing expenses	7,592	7,069
General and administrative expenses	4,365	3,793

Loss from operations	(5,888)	(5,821)

Interest expense	(2,037)	(2,115)
Other (expense) income, net	(25)	336

Net loss	$(7,950)	$(7,600)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	49,736,125	49,703,563

Net loss per share of common stock, basic and diluted	$(0.16)	$(0.15)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net loss	$(7,950)	$(7,600)
Other comprehensive loss:
Net unrealized loss on short-term investments	—	(1)

Total other comprehensive loss	$—	$(1)

Comprehensive loss	$(7,950)	$(7,601)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares)

(unaudited)

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
Preferred Stock
Balance as of the beginning of the period	—	$—	—	$—
Balance as of the end of the period	—	—	—	—
Common Stock
Balance as of the beginning of the period	49,766,472	50	49,710,104	50
Issuance of common stock upon RSU conversion	10,451	—	11,006	—
Shares issued for exercise of stock options	833	—	35,207	—
Balance as of the end of the period	49,777,756	50	49,756,317	50
Treasury Stock
Balance as of the beginning of the period	(33,801)	(352)	(33,801)	(352)
Balance as of the end of the period	(33,801)	(352)	(33,801)	(352)
Additional Paid-In Capital
Balance as of the beginning of the period		328,056		325,130
Shares issued for exercise of stock options		—		11
Payroll tax withheld for RSU releases		(2)		(1)
Share-based compensation expense		902		874
Balance as of the end of the period		328,956		326,014
Retained Earnings
Balance as of the beginning of the period		(333,885)		(316,983)
Net loss		(7,950)		(7,600)
Balance as of the end of the period		(341,835)		(324,583)
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		1		—
Net unrealized loss on investments		—		(1)
Balance as of the end of the period		1		(1)

Total stockholders' deficit		$(13,180)		$1,128

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(7,950)	$(7,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	902	874
Depreciation and amortization of property and equipment	491	549
Amortization of patents and other intangible assets	434	618
Changes in fair value of earnout, derivative and warrant liabilities	96	(129)
Amortization of senior debt issuance costs and discounts	465	357
Amortization of short-term investment purchase discounts	(23)	(16)
Gain on sale of equipment	—	(1)
Other adjustments	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	5,781	4,579
Inventories	792	(909)
Other assets	1,186	1,477
Accounts payable	6,500	(4,178)
Accrued expenses	(9,630)	(1,700)
Operating lease liabilities	(37)	(24)
Net cash used in operating activities	(999)	(6,103)

Cash Flows From Investing Activities:
Purchases of short-term investments	(2,992)	(7,190)
Sales and maturities of short-term investments	7,087	—
Capital expenditures	(160)	(167)
Intangible asset expenditures	(30)	(18)
Net cash provided by (used in) investing activities	3,905	(7,375)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	—	11
Payments made on borrowings	(326)	(250)
Proceeds from short-term line of credit	22,500	—
Payments made on short-term line of credit	(13,931)	—
Payment of debt financing costs	(119)	—
Payment of payroll taxes withheld for releases of restricted stock units	(2)	(1)
Net cash provided by (used in) financing activities	8,122	(240)

Increase (decrease) in cash and cash equivalents	11,028	(13,718)

Cash and Cash Equivalents:
Beginning	16,830	46,478
Ending	$27,858	$32,760

Supplemental Cash Flow Information:
Interest paid	$1,503	$1,764

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

The ongoing global COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus and, while the Company cannot predict their scope and severity, these developments and measures have adversely affected its business, results of operations and financial condition and will likely continue to do so. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and is taking steps to minimize its impact on its business. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 pandemic or the effectiveness of actions taken to contain the pandemic or treat its impact, among others. Furthermore, if the Company or any of the third parties with whom it engages, were to experience additional or prolonged shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on its business, results of operation and financial condition.

Note 2. Summary of significant accounting policies

Basis of presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any period thereafter. The audited consolidated financial statements as of and for the year ended December 31, 2019 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K filed with the SEC on March 13, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019.

Principles of consolidation: At March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Liquidity:  During 2019 and the three months ended March 31, 2020, the Company incurred operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from its currently marketed pharmaceutical products. The Company does not anticipate it will be profitable until such time as revenues from Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER increase substantially over current levels. On October 2, 2019, the Company entered into a senior secured credit agreement with Encina Business Credit, LLC (“Encina”) as agent for the lenders (the “Loan Agreement”), in which Encina will extend up to $25.0 million in secured Revolving Loans to the Company, of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivables. Accordingly, management has performed the review required for going concern accounting and believes the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Quarterly Report on Form 10-Q.

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

Short-term investments:  Short-term investments, if any, consist of debt securities that have original maturities greater than three months but less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of material tax effects reported, as accumulated other comprehensive income or loss, which is a separate component of stockholders’ deficit. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in other income in the consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies or corporate institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date, if any, as non-current assets.

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

Fixed lease payments are recognized over the expected term of the lease using the effective interest method. Variable lease expenses that are not considered fixed, or in substance fixed, are expensed as incurred. Fixed and variable lease expense on operating leases are recognized within cost of goods sold and operating expenses in the Company’s consolidated statements of operations. ROU asset amortization and interest costs on financing leases are recorded within cost of goods sold and interest expense, respectively, in the Company’s consolidated statements of operations. The Company has elected the short-term lease exemption and recognizes a short-term lease expense over lease term of 12 months or less.

Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities and operating lease liabilities in the Company’s consolidated balance sheets. Financing leases are included in property and equipment, net, current portion of long-term debt and long-term debt, net of current portion in the Company’s condensed consolidated balance sheets.

Debt issuance costs and discounts: Debt issuance costs reflect fees paid to lenders, as compensation for services beyond their role as a creditor, and third parties whose costs are directly related to issuing debt and that otherwise would not be incurred. Amounts paid to the lender as a reduction in the proceeds received are considered a component of the discount on the issuance and not an issuance cost. Debt issuance costs and discounts related to term loans are reported as a direct deduction from the outstanding debt and amortized over the term of the debt using the effective interest method as additional interest expense. Debt issuance costs related to a line of credit facility are accounted for in accordance with ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, in which the Company elects to defer and present debt issuance costs as an asset and are recorded at cost and subsequently amortized over the term of the line of credit as additional interest expense. The unamortized debt issuance costs related to a line of credit facility is included in other assets in the condensed consolidated balance sheets.

Derivative liabilities: The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability and the change in fair value is recorded in other (expense) income, net in the consolidated results of operations. In circumstances where there are multiple embedded instruments that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

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

Contract Balances

Contract assets primarily relate to our right to consideration in exchange for products transferred to a customer in which our right to consideration is dependent upon the customer selling these products. As of March 31, 2020 and December 31, 2019, contract assets of $35,000 and $27,000, respectively, were included in other current assets in the consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the Company had no contract liability.

Disaggregation of revenue

The following table disaggregates the Company’s net product sales by product:

	Three months ended
	March 31,
	2020	2019
	(in thousands)
Adzenys XR-ODT	$4,234	$6,657
Cotempla XR-ODT	8,115	5,773
Adzenys ER	190	185
Generic Tussionex	1,954	2,019
	$14,493	$14,634

Net product sales

Net product sales represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER include savings offers, prompt payment discounts, wholesaler fees, estimated wholesaler chargebacks and estimated rebates to be incurred on the selling price of the respective product sales and estimated allowances for product returns.

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

Research and development costs:  Research and development costs are charged to operations when incurred and include salaries and benefits, facilities costs, overhead costs, raw materials, laboratory and clinical supplies, clinical trial costs, contract services, fees paid to regulatory authorities for review and approval of the Company’s product candidates, milestone payments earned in the performance of research and development for licensed products and other related costs.

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of March 31, 2020 and December 31, 2019, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOLs) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at March 31, 2020 and December 31, 2019, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Recent accounting pronouncements: In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if contract modifications are made on or before December 31, 2022. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the adoption of ASU 2020-04 and does not expect it to have a material impact to the consolidated financial statements.

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for foreign basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company elected to early adopt ASU 2019-12 on its consolidated financial statements for the period ended December 31, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The standard is effective for public entities for the fiscal years ending after December 15, 2020, with early adoption permitted for the removed disclosures and delayed adoption permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a write-down. The standard is effective for public entities that are smaller reporting companies, as defined by the SEC, for the fiscal years beginning after December 15, 2022, with early adoption permitted through a modified retrospective approach. The Company has evaluated the impact of adopting ASU 2016-13 and determined that the adoption will be immaterial to the consolidated financial statements. The Company will adopt ASU 2016-13 on January 1, 2023, unless the Company’s filing status as a small reporting company changes, in which case adoption will be immediate.

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

The following potentially dilutive securities outstanding as of March 31, 2020 and 2019 were excluded from consideration in the computation of diluted net loss per share of common stock for the three months ended March 31, 2020 and 2019, respectively, because including them would have been anti-dilutive:

	March 31,
	2020	2019
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Stock options outstanding	6,105,870	4,793,891
RSUs outstanding	784,250	63,752

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$25,357	$2,501	$—	$27,858
Short-term investments	—	3,992	—	3,992
Total financial assets	$25,357	$6,493	$—	$31,850

Earnout liability	$—	$—	$30	$30
Derivative liabilities (see Note 7)	—	—	1,231	1,231
Total financial liabilities	$—	$—	$1,261	$1,261

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$12,338	$4,492	$—	$16,830
Short-term investments	1,261	6,803	—	8,064
Total financial assets	$13,599	$11,295	$—	$24,894

Earnout liability	$—	$—	$30	$30
Derivative liabilities (see Note 7)	—	—	1,135	1,135
Total financial liabilities	$—	$—	$1,165	$1,165

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with an original maturity of 90 days or less at March 31, 2020 and December 31, 2019. Asset values were considered to approximate fair value due to their short-term nature.

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

The Company’s cash and cash equivalents and short-term investments had quoted prices at March 31, 2020 and December 31, 2019 as shown below:

	March 31, 2020
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$25,357	$—	$25,357
Financial and corporate debt securities	6,492	1	6,493
	$31,849	$1	$31,850

	December 31, 2019
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value
	(in thousands)

Bank deposits and money market funds	$13,599	$—	$13,599
Financial and corporate debt securities	11,294	1	11,295
	$24,893	$1	$24,894

The Company’s Level 3 liability included the fair value of the earnout liability and the fair values of the Encina and Deerfield derivative liabilities at March 31, 2020 and December 31, 2019.

The fair value of the Encina derivative liability was determined after taking into consideration valuations using the Probability Weighted Discounted Cash Flow method based on assumptions at March 31, 2020 and December 31, 2019. The fair value of the Deerfield derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at March 31, 2020 and December 31, 2019. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	Encina Derivative Liability		Deerfield Derivative Liability
Date of Valuation	3/31/2020	12/31/2019	3/31/2020	12/31/2019
Valuation Method	Discounted Cash Flow	Discounted Cash Flow	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	N/A	N/A	N/A
Time period from valuation until maturity of debt (yrs.)	2.1	2.4	2.1	2.4
Cumulative probability of a change in control prepayment implied by model	23.1%	23.9%	22%	23%
Cumulative probability of other accelerated prepayments implied by model	N/A %	N/A %	9%	10%
Discount rate	6.50%	6.0%	32.47%	25.34%
Fair value of liability at valuation date (thousands)	$62	$66	$1,169	$1,069

Significant changes to these assumptions would result in increases or decreases to the fair value of the debt derivative liabilities.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3
Liabilities
(in thousands)
Balance at December 31, 2019	$1,165
Change in fair value	96
Balance at March 31, 2020	$1,261

Note 5. Inventories

Inventories at the indicated dates consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Raw materials	$3,721	$3,679
Work in process	1,255	935
Finished goods	5,900	7,082
Inventory at cost	10,876	11,696
Inventory reserve	(658)	(686)
	$10,218	$11,010

Note 6. Accrued expenses

Accrued expenses as of March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accrued savings offers	$11,645	$16,790
Accrued rebates	5,018	6,109
Accrued customer returns	4,869	5,122
Accrued wholesaler fees	2,991	5,014
Accrued payroll and benefits	3,620	4,485
Other accrued expenses	2,413	2,668
Total accrued expenses	$30,556	$40,188

Note 7. Debt

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

The Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, engage in mergers and acquisitions or make asset sales without the prior written consent of the Lenders. A failure to comply with these covenants could permit the Lenders to declare the Company’s obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of March 31, 2020, the Company was in compliance with the covenants under the Loan Agreement.

In connection with the Loan Agreement, the Company evaluated to determine if the embedded components in the agreement qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $0.1 million for the fair value of the additional interest contingent upon a change in control. As of March 31, 2020, the fair value of the derivative was $0.1 million (see Note 4).

Total interest expense on the short-term line of credit, including deferred financing costs amortization, was $0.2 million for the three months ended March 31, 2020. The Company incurred $1.3 million in financing costs, which are recorded as deferred financing costs and amortized over the term of the revolving loan as additional interest expense using an effective interest rate of 6.56%. For the three months ended March 31, 2020, deferred financing cost amortization of $0.1 million was charged to interest expense. The unamortized cost of $1.1 million as of March 31, 2020 was included in other assets in the condensed consolidated balance Sheets.

As of March 31, 2020, the Company had $8.6 million borrowing outstanding under the Revolving Loan and had $6.1 million available for borrowing.

Long-term debt

Long-term debt at the indicated dates consists of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Deerfield senior secured credit facility, net of discount of $1,635 and $1,982, respectively	$44,115	$43,768
Financing leases, maturing through May 2024	841	1,167

	44,956	44,935
Less current portion	(15,534)	(15,836)

Long-term debt	$29,422	$29,099

Senior secured credit facility:  On May 11, 2016, the Company entered into a $60.0 million senior secured credit facility (the “Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Partners, L.P. (33 1/3% of Facility) (collectively, “Deerfield”), as lenders. In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share (see Note 9). Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of this public offering, and as a result, was classified as a related party at the time of the corresponding transactions.

Principal on the Facility was due in three equal annual installments beginning in May 2019 and continuing through May 2021, with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2016, at a rate of 12.95% per year. The Company had an option, which it exercised, to defer payment of each of the first four interest payments, adding such amounts to the outstanding loan principal. The aggregate $6.6 million in deferred interest payments (the “Accrued Interest”) was due and payable on June 1, 2017. Borrowings under the Facility are collateralized by substantially all of the Company’s assets, except the assets under finance lease. The terms of the Facility require the Company to maintain cash on deposit of not less than $5.0 million.

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

In conjunction with the Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into a Registration Rights Agreement (the “Registration Agreement”) which required the Company to file a registration statement with the SEC to register the shares of common stock issued or issuable upon conversion of the Convertible Notes (the “Conversion Shares”) (subject to certain adjustment for stock split, dividend or other distribution, recapitalization or similar events, the “Registrable Securities”) within 30 days from June 1, 2017, which was to become effective per the SEC no later than 75 days thereafter. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on June 30, 2017, which became effective on July 11, 2017. This filing covered 940,924 shares, which was the number of shares that would be issued at the floor conversion rate of $7.00 per share. The Company was also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any Financial Industry Regulatory Authority (“FINRA”) requests. The Company’s obligations with respect to each registration ended at the date which was the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Registration Agreement cease to hold any Registrable Securities. For each registration, the Company bore all reasonable expenses, other than underwriting discounts and commissions, and was to reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company had satisfied all of its obligations under this Registration Agreement and did not pay any damages pursuant to this agreement; therefore, no liability had been recorded (see Note 13), and as of September 30, 2018, Deerfield or any of its transferees or assignees under the Registration Agreement reported that it had ceased to hold any Registrable Securities.

The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.1 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10%. As of March 31, 2020, the fair value of the derivative was $1.2 million (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company’s evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which was amortized using the effective interest method to interest expense over the one-year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital on June 1, 2017 in stockholders’ (deficit) equity in the Company’s financial statements.

In connection with the Facility, the Company paid a $1.4 million yield enhancement fee to Deerfield, approximately $0.2 million of legal costs to the Company’s attorneys and $0.1 million of legal costs on behalf of Deerfield’s attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method.

On November 5, 2018, the Company and Deerfield entered into an amendment (the “Second Amendment”) to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of an underwritten public offering of the Company’s shares of its common stock for gross proceeds of at least $30.0 million, plus additional shares of the Company’s shares of its common stock for additional gross proceeds of at least $4.5 million (the “November Offering”). The remaining $52.5 million of principal under the Facility was and is due as follows: $7.5 million on May 11, 2019, $15.0 million on May 11, 2020 (the “2020 Principal Payment”), $15.0 million on May 11, 2021 and $15.0 million on May 11, 2022; provided, that the 2020 Principal Payment due date shall be extended to May 11, 2021 or May 11, 2022 subject to certain achievement of net sales during periods ending 2019 and 2020, respectively. The net sales milestone was not met for the period ending December 31, 2019. If all or any of the principal are prepaid or required to be prepaid under the Second Agreement prior to December 31, 2021, then the Company shall pay, in addition to such prepayment and accrued interest thereon, a prepayment premium equal to 6.25% of the amount of principal prepaid. Additionally, the Company shall pay all interest which, absent such prepayment, would have accrued on the principal prepaid through May 11, 2020 in connection with a prepayment due to a Change of Control of the Company or through December 31, 2020 in connection with any other prepayment, whether voluntary or in an Event of Default. If such prepayment occurs after December 31, 2021 then no prepayment premium is due. In addition, upon the payment in full of the Obligations (whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity

Date), the Company shall pay to Deerfield a non-refundable exit fee in the amount of $750,239, which shall be due and payable in cash.

Pursuant to the terms of the Facility, as amended, a $7.5 million principal payment was paid in cash in May 2019 and, the remaining principal outstanding as of March 31, 2020 is $45.0 million.

Pursuant to the Second Amendment, upon the effectiveness thereof, the Company amended and restated its outstanding notes under the Second Agreement in the form of senior secured convertible notes (the “A&R Notes”). Under the terms of the Second Amendment and the A&R Notes, beginning on or about May 11, 2019, the Company will have the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate. The payment share price will be 93% of the lesser of (A) the Last Bid Price prior to the payment date and (B) the arithmetic average of the volume weighted average price on each of the ten consecutive trading days immediately preceding the payment date. Principal may not be satisfied at a price less than $3.00 per share, and the Company may not issue to Deerfield a number of shares upon any such payment to the extent that, upon such issuance, the number of shares beneficially owned by Deerfield and its affiliates would exceed 4.985% of the total number of shares of the Company’s common stock then issued and outstanding (the “4.985% Cap”). Additionally, Deerfield has the right to convert the remaining principal into shares of Common Stock not to exceed 3,796,668 shares in the aggregate (collectively, the “Conversion Shares”); provided, that the Lenders could have only converted up to 50% of the remaining principal on or before November 5, 2019. Deerfield’s per share conversion price will be 95% reducing to a maximum 83% by one full percentage point for each full or partial calendar month between the date of the applicable conversion and the date on which such principal payment would otherwise be due, of the greater of (A) the average of the volume weighted average prices per share of the Common Stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (B) $10.00 (subject to adjustment for Stock Events e.g. stock dividend, stock split etc.). Deerfield may not acquire a number of shares upon any such conversion to the extent that, upon such conversion, the number of shares beneficially owned by Deerfield and its affiliates would exceed the 4.985% Cap.

In conjunction with the Second Amendment to the Facility and the related issuance of the A&R Notes, the Company entered into a Registration Rights Agreement (the “Second Registration Agreement”) pursuant to which the Company was required to file a registration statement with the SEC to register the Conversion Shares within 30 days from November 5, 2018, which was to become effective per the SEC no later than 75 days thereafter. The filing deadline was subsequently extended to December 21, 2018. The Company filed a registration statement on Form S-3 to comply with the Second Registration Agreement on December 11, 2018, which became effective on December 20, 2018. This filing covered 3,796,668 shares, which is the maximum number of shares that may be converted. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Second Registration Agreement cease to hold any Registrable Securities. For each registration, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company expects to satisfy all of its obligations under the Second Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability had been recorded (see Note 12).

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

Pursuant to the A&R Notes, if the Company fails to provide the number of Conversion Shares, then the Company would have to pay damages to Deerfield or subsequent holder or any designee for each day after the third business day after receipt of notice of conversion that such conversion is not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of March 31, 2020, the Company was in compliance with the covenants under the Facility.

Total interest expense on the Facility, including debt discount amortization, was $1.8 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively. Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt, 25.35% on the Convertible Notes and after the Second Amendment on November 5, 2018, using the effective interest rate of 16.69%, charged to interest expense and totaled $0.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

As noted in Note 15, subsequent to March 31, 2020, on May 6, 2020, the Company further amended the Facility to defer $5.0 million of the principal payment otherwise due on May 11, 2020 to equal monthly payments due beginning September 11, 2020 and ending on April 11, 2021. The Company paid in cash the $10.0 million principal payment otherwise due on May 11, 2020.

Financing lease obligations:  Financing lease obligations consist of sale-leaseback and equipment leases, both of which include options to purchase at the end of the lease term. During the year ended December 31, 2017, the Company entered into an agreement with Essex Capital Corporation (“Essex”) for the sale-leaseback of newly acquired assets with a total capitalized cost of $3.2 million. The approximate imputed interest rate on these leases is 14.9%. In addition, during the year ended December 31, 2019, the Company entered into an equipment lease with a total capitalized cost of $0.4 million, with a bargain purchase option at the end of the lease term. The approximate interest rate on the lease is 6.5%. Interest expense on these leases was $29,000 and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Future principal payments of long-term debt including financing leases are as follows:

Period ending:	March 31,
(in thousands)

2021	$15,534
2022	15,100
2023	15,850
2024	91
Thereafter	16

Future principal payments	$46,591

Less unamortized debt discount related to long-term debt	(1,635)
Less current portion of long-term debt	(15,534)

Total long-term debt, net of current portion	$29,422

Note 8. Leases

The Company leases real estate, warehouses and certain equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less ("short-term leases") are not recorded on the condensed consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The components of lease expense are as follows:

	Three Months Ended
	March 31,
	2020	2019	Statement of Operations Classification
	(in thousands)
Lease cost:
Operating lease cost	$269	$264	Cost of goods sold and operating expenses

Short-term lease cost	8	12	Cost of goods sold and operating expenses

Variable lease cost	53	53	Cost of goods sold and operating expenses
Finance lease cost:
Amortization of leased assets	134	119	Cost of goods sold
Interest on lease liabilities	29	64	Interest expense
Total net lease cost	$493	$512

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	March 31, 2020	December 31, 2019	Balance Sheet Classification
	(in thousands)
Leases:
Assets:
Operating lease assets	$2,920	$3,044	Operating lease right-of-use assets
Finance lease assets	2,181	2,580	Property, plant and equipment, net
Total leased assets	$5,101	$5,624

Liabilities:
Current:
Operating leases	$707	$681	Current portion of operating lease liabilities
Finance leases	534	836	Current portion of long-term debt
Noncurrent:
Operating leases	3,067	3,254	Operating lease liabilities
Finance leases	307	331	Long-term debt, net of current portion
Total lease liabilities	$4,615	$5,102

	March 31, 2020	December 31, 2019
Weighted-Average Remaining Lease Term (years)
Operating lease assets	4.5	4.7
Finance lease assets	2.0	1.8

Weighted-Average Discount Rate
Operating lease assets	15.0%	15.0%
Finance lease assets	10.8%	11.8%

Supplemental consolidated cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$306	$288
Operating cash flows from finance leases	30	64
Financing cash flows from finance leases	326	250

ROU assets obtained in exchange for new operating lease liabilities	$—	$135

Maturities of lease liabilities are as follows:

	March 31, 2020
	Operating Leases	Finance Leases
	(in thousands)
2020	$919	$538
2021	1,118	117
2022	1,060	115
2023	1,055	95
2024	1,106	40
Total lease payments	$5,258	$905
Less amount representing interest	(1,484)	(64)
Total lease obligations	$3,774	$841

Note 9. Common stock

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

On November 5, 2018, the Company filed Supplement No. 1 to the prospectus dated August 12, 2016, which reduced the size of the continuous offering by the Company under such prospectus relating to the offering of Common Stock pursuant to the Sales Agreement. Following the reduction, the Company was authorized to issue up to $7,825,113 of its common stock pursuant to the Sales Agreement (inclusive of amounts previously sold thereunder prior to the date hereof), equal to aggregate gross proceeds of sales of the Company’s common stock under the Sales Agreement as of that date, and sales of common stock under the Sales Agreement were suspended. The Cowen Sales Agreement terminated with the expiration of the 2016 Shelf on August 12, 2019.

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

During the three months ended March 31, 2020, the Company issued 10,451 shares of common stock pursuant to the conversion of vested RSUs and 833 shares of common stock pursuant to the exercise of vested stock options. During the year ended December 31, 2019, the Company issued 20,328 shares of common stock pursuant to the conversion of vested RSUs and 36,040 shares of common stock pursuant to the exercise of vested stock options.

On March 18, 2019, the Company filed a shelf registration statement covering the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2019 Shelf”), which was declared effective by the SEC on May 1, 2019. Effective as of August 12, 2019, the 2016 Shelf is no longer available for further primary offerings or sales of the Company’s securities. The Company simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf (the “Cantor Sales Agreement”). No sales have been made under the Cantor Sales Agreement during the three months ended March 31, 2020. As of March 31, 2020, $100.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the 2019 Shelf, including $30.0 million of the Company’s common stock which remained available to be sold under the Cantor Sales Agreement, subject to certain conditions specified therein.

Note 10. Share-based Compensation

Share-based Compensation Plans

In July 2015, the Company adopted the Neos Therapeutics, Inc. 2015 Stock Option and Incentive Plan (“2015 Plan”) which became effective immediately prior to the closing of the IPO and initially had 767,330 shares of common stock reserved for issuance. On January 1, 2016 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2015 Plan shall be cumulatively increased by five percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2015 Plan. Accordingly, on January 1, 2020 and 2019, the Company added 2,486,633 shares and 2,483,815 shares, respectively, to the option pool. The 2015 Plan superseded the Neos Therapeutics, Inc. 2009 Equity Plan (“2009 Plan”), originally adopted in November 2009 and which had 1,375,037 shares reserved and available for issuance. Effective upon closing of the IPO, the Company’s Board of Directors determined not to grant any further awards under the 2009 Plan.

The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s Compensation Committee, which has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s Compensation Committee may delegate authority to grant certain awards to the Company’s chief executive officer. Through March 31, 2020, the Company has granted options, restricted stock and RSUs under the 2015 Plan, or previously, the 2009 Plan. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock and to grant restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance-based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vested in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through March 31, 2020, 440,111 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. During the three months ended March 31, 2020, 6,247 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of March 31, 2020, 3,226,745 shares of common stock remain available for grant under the 2015 Plan.

In June 2018, the Company adopted the Neos Therapeutics, Inc. 2018 Inducement Plan (the “Inducement Plan”) which had 800,000 shares of common stock reserved and available for issuance. The Inducement Plan allows the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Inducement Plan is administered by the Company’s compensation committee. The exercise price per share for the stock covered by a stock award granted pursuant to the Inducement Plan shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the Inducement Plan expire after 10 years following the grant date. Under the Company’s employment agreement dated June 27, 2018 with Gerald McLaughlin, the Company’s Chief Executive Officer, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 600,000 shares of the Company’s common stock, which vests in equal annual installments over four years from Mr. McLaughlin’s start date. In addition, on July 30, 2018, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 200,000 shares of the Company’s common stock. The shares underlying this option shall vest subject to certain performance metrics to be evaluated for the fiscal year ending December 31, 2019. Certain criteria of the performance metrics for these options were not met as of December 31, 2019, resulting in forfeiture and cancelation of 100,000 options during the three months ended March 31, 2020. As of March 31, 2020, 100,000 shares of common stock remain available for grant under the Inducement Plan.

Share-based Compensation Expense

The Company has reported share-based compensation expense for the three months ended March 31, 2020 and 2019, respectively, in its condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cost of goods sold	$86	$144
Research and development	85	90
Selling and marketing	93	120
General and administrative	638	520
	$902	$874

The total share-based compensation expense included in the table above is attributable to stock options and RSUs of $0.8 million and $0.1 million, respectively, for each of the three months ended March 31, 2020 and 2019.

As of March 31, 2020, there was $4.7 million compensation costs, adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years for stock options and 1.9 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

During the three months ended March 31, 2020, the Company granted 1,897,250 options under the 2015 Plan. During the year ended December 31, 2019, the Company granted 2,119,708 options under the 2015 Plan.

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

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

Three Months Ended
March 31, 2020
Estimated dividend yield	0%
Expected stock price volatility	73.65%
Weighted-average risk-free interest rate	1.00%
Expected life of option in years	6.25
Weighted-average option fair value at grant	$0.74

A summary of outstanding and exercisable options as of March 31, 2020 and December 31, 2019 and the activity from December 31, 2019 through March 31, 2020, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2019	4,430,966	$5.551	$53
Exercisable at December 31, 2019	1,518,972	$8.735	$31
Granted	1,897,250	1.141
Exercised	(833)	0.320
Expired, forfeited or cancelled	(221,513)	4.730
Outstanding at March 31, 2020	6,105,870	$4.211	$54
Exercisable at March 31, 2020	2,131,328	$7.118	$4

The weighted-average remaining contractual life of options outstanding and exercisable on March 31, 2020 was 8.6 and 7.3 years, respectively. The option exercise prices for all options granted January 1, 2020 through March 31, 2020 ranged from $0.69 per share to $1.62 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2019 was 8.2 and 6.9 years, respectively. The option exercise price for all options granted in the year ended December 31, 2019 ranged from $1.36 to $3.14 per share.

Restricted Stock Units

On May 1, 2017, the Company granted 78,750 RSUs to members of its management that vest in four equal annual installments, beginning May 1, 2018. On October 2, 2017, the Company granted 6,250 RSUs to a member of its management that vest in four equal annual installments, beginning October 2, 2018. On March 1, 2018, the Company granted 93,750 RSUs to members of its management that vest in four equal annual installments, beginning March 1, 2019. On March 2, 2020, the Company granted 741,750 RSUs to members of its management that vest in two equal annual installments, beginning March 2, 2021.

The Company satisfies its RSUs by issuing shares of the Company’s common stock when RSUs vest and are issued. In addition, when RSUs vest and are issued, RSU recipients may elect to have the Company withhold units as consideration for the tax withholding obligation for their vested RSUs. During the three months ended March 31, 2020, 11,563 vested RSUs were converted into an equivalent 10,451 shares of common stock. The Company withheld 1,112 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the three months ended March 31, 2020. During the year ended December 31, 2019, 21,251 vested RSUs were converted into an equivalent 20,328 shares of common stock. The Company withheld 923 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the year ended December 31, 2019.

A summary of outstanding RSUs as of March 31, 2020 and December 31, 2019 and the activity from December 31, 2019 through March 31, 2020, is presented below:

		Weighted-
	Number of	Average
	RSUs	Fair Value

Outstanding at December 31, 2019	54,063	$7.96
Granted	741,750	1.49
Vested	(11,563)	8.30
Expired, forfeited or cancelled	—	—
Outstanding at March 31, 2020	784,250	$1.84

Restricted stock

The Company did not issue any shares of restricted stock for the three months ended March 31, 2020, or for the year ended December 31, 2019. No vested restricted stock awards were settled during the three months ended March 31, 2020.

The Company had no unvested restricted stock as of March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020, there were no shares of restricted stock granted or forfeited.

Note 11. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of March 31, 2020 and December 31, 2019.

Note 12. Commitments and contingencies

Registration Payment Arrangement:  On November 5, 2018, in conjunction with the Second Amendment to the Facility and the related issuance of the Convertible Notes, the Company entered into the Registration Agreement which required the Company to file a registration statement with the SEC to register the Registrable Securities (see Note 7) within 30 days from November 5, 2018, which was to become effective per the SEC no later than 75 days thereafter. The filing deadline was subsequently extended to December 21, 2018. The Company filed a registration statement on Form S-3 to comply with the Registration Agreement on December 11, 2018, which became effective on December 20, 2018. This filing covered 3,796,668 shares, which is the number of shares that would be issued up to the Exchange Cap as (defined in the agreement). The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any FINRA requests. Upon any Registration Failure, the Company shall pay additional damages to the Holder for each 30-day period (prorated for any partial period) after the date of such Registration Failure in an amount in cash equal to two percent of the original principal amount of the Convertible Notes. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Registration Agreement cease to hold any of the Registrable Securities. For each registration filing, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company currently expects to satisfy all of its obligations under the Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded.

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

Operating lease: The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60- month lease for additional office space in Blue Bell, Pennsylvania, which commenced on May 1, 2016. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $0.1 million for each of the three months ended March 31, 2020 and 2019. Rent expense for these leases, excluding the share of operating expenses, was $0.3 million for each of the three months ended March 31, 2020 and 2019.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $0.5 million of compensation expense for each of the three months ended March 31, 2020 and 2019, under the Bonus Plan.

Note 13. License agreements

On October 23, 2018, the Company entered into an Exclusive License Agreement (“NeuRx License”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted the Company an exclusive, worldwide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX-101, referred to by the Company as NT0502. NT0502 is a new chemical entity that is being developed by the Company for the treatment of sialorrhea, which is excessive salivation or drooling. Under the NeuRx License, the Company made an upfront payment of $0.2 million to NeuRx upon the execution of the agreement. During the three months ended March 31, 2020, the Company made a payment of $0.2 million following receipt of notice of allowance of the first Licensed Patent by the United States Patent and Trademark Office (“USPTO”), as defined in the NeuRx License. Such Licensed Patent subsequently was issued by the USPTO. Also, during the three months ended March 31, 2020, the Company met the completion of the first Pilot PK Study milestone, as defined in the NeuRx License, triggering a payment of $0.3 million that was made in April 2020. The Company may in the future be required to make certain development and milestone payments and royalties based on annual net sales, as defined in the NeuRx License. Royalties are to be paid on a country-by-country and licensed product-by-licensed product basis, during the period of time beginning on the first commercial sale of such licensed product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim in any licensed patent in such country that covers such licensed product in such country; and/or (ii) expiration of regulatory exclusivity of such licensed product in such country.

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

Note 14. Related party transactions

In February 2017, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $5.00 per share, which includes 750,000 shares of the Company’s common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price on February 17, 2017. On June 30, 2017, the Company closed an underwritten public offering of 4,800,000 shares of its common stock at a public offering price of $6.25 per share for total proceeds of $30.0 million before estimated offering costs of $0.2 million. The Company also granted the underwriter a 30-day option to purchase up to an additional 720,000 shares of its common stock. Deerfield, the Company’s senior lender, participated in the purchase of the Company’s common shares as part of both public offerings, and as a result, is classified as a related party. The Company is obligated under a $60.0 million senior secured credit Facility that was issued by the Company to Deerfield. On June 1, 2017, the Company and Deerfield entered into an Amendment to the Company’s existing Facility with Deerfield which extended the date to repay the Accrued Interest under the Facility to June 1, 2018, which may have been extended to June 1, 2019 at the election of the Company if certain conditions have been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the form of Convertible Notes issued to Deerfield on the Amendment Date. On October 26, 2017, Deerfield provided a conversion notice electing to convert the entire $6.6 million of Convertible Notes into shares of the Company’s common stock at a conversion price of $7.08 per share. The conversion price was based on 95% of the average of the volume weighted average prices per share of the Company’s common stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion. This resulted in issuing 929,967 shares of the Company’s common stock to Deerfield on this date and the Convertible Notes were cancelled (see Note 7).

On November 5, 2018, the Company and Deerfield entered into the Second Amendment to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of the November Offering. The Second Amendment provides an option for the $15.0 million principal on the Facility due in May 2020 to be paid in either May 2021 or May 2022 upon the achievement of certain revenue milestones as described in the Second Amendment. The revenue milestone was not met for the period ending December 31, 2019. Also, pursuant to the Second Amendment, the Company amended and restated its outstanding notes under the Facility in the form of senior secured convertible notes. The Company has the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate. Additionally, subject to the terms of the amended and restated convertible notes, Deerfield has the right to convert the remaining principal under the Facility into shares of Common Stock not to exceed 3,796,668 shares in the aggregate at a conversion price ranging from 95% to 83% of the greater of the average of the volume weighted average price per share of the Common Stock for the three-trading day period immediately preceding such conversion and $10.00. On November 8, 2018, the Company closed an underwritten public offering of 19,999,999 shares of its common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of its common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company were approximately $43.4 million. Deerfield also participated in the purchase of the Company’s common shares as part of this offering (see Note 7).

Note 15. Subsequent events

On April 18, 2020, the Company entered into a $3.6 million U.S. Small Business Administration Paycheck Protection Program Loan, (the “PPP Loan”) with First Republic Bank (the “PPP Lender”). The Company repaid the full amount of the PPP Loan to the PPP Lender on May 6, 2020.

On May 6, 2020, the Company and Deerfield entered into the fifth amendment to the Facility (the “Fifth Amendment”), under which the Company deferred $5.0 million of principal (“Deferred Principal”) otherwise due on May 11, 2020. The Company is required to pay the Deferred Principal in eight equal monthly installments beginning on September 11, 2020 and ending on April 11, 2020. The Company paid in cash the $10.0 million principal payment otherwise due on May 11, 2020.

Under the terms of the Fifth Amendment, Deerfield may convert up to $10.0 million of the remaining debt due under the Facility into the Company’s common stock at a conversion price of $1.50 per share. Any monthly payment otherwise due for the Deferred Principal will be deferred to May 11, 2021 for any month in which the Company’s common stock trades above $1.50 for 10 consecutive days. In addition, the Deferred Principal obligation is reduced by principal converted during the previous calendar month. A $250,000 incremental exit fee will be due in cash when the Facility is paid in full.

On May 11, 2020, the Company, upon the approval of the Board of Directors of the Company, announced a restructuring and reduction in force (the “Restructuring”) of approximately 25 percent of its workforce, or approximately 50 employees, as well as other cost savings initiatives intended to lower the Company’s annualized net operating cash burn. The Restructuring is expected to be substantially complete as of May 15, 2020. The total costs related to the Restructuring are estimated to be approximately $1.2 million, of which approximately $1.1 million will result in future cash outlays primarily related to severance costs and related expenses. The Company expects to record these charges in the three-month period ending June 30, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements for the years ended December 31, 2019 and 2018 and notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

We manufacture Adzenys XR ODT, Cotempla XR ODT and Adzenys ER in our current Good Manufacturing Practice (“cGMP”) and U.S. Drug Enforcement Administration (“DEA”) registered manufacturing facilities, which help control supply quality and timing. We also currently use these facilities to manufacture our generic equivalent to the branded product, Tussionex, an extended release, oral suspension of hydrocodone and chlorpheniramine indicated for the relief of cough and upper respiratory symptoms of a cold (“generic Tussionex”).

On May 11, 2020, we, upon the approval of our Board of Directors, announced a restructuring and reduction in force (the “Restructuring”) of approximately 25 percent of our workforce, or approximately 50 employees, as well as other cost savings initiatives intended to lower our annualized net operating cash burn. The Restructuring is expected to be substantially complete as of May 15, 2020. The total costs related to the Restructuring are estimated to be approximately $1.2 million, of which approximately $1.1 million will result in future cash outlays primarily related to severance costs and related expenses. We expect to record these charges in the three-month period ending June 30, 2020.

On October 23, 2018, we entered into an Exclusive License Agreement (the “License Agreement”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted us an exclusive, world-wide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX 101, referred to as NT0502. NT0502 is a selective anticholinergic agent that we are developing as an oral, once- or twice-daily treatment to reduce chronic sialorrhea in patients with neurological conditions associated with excessive salivation or drooling. In January 2020, we announced that we had completed dosing in a Phase 1 pilot pharmacokinetic study in healthy adults for NT0502. The top-line data confirms a formulation for further clinical development. In the second half of 2020, we plan to initiate a Phase 1 single ascending dose/multiple ascending dose study (“SAD/MAD study”) of NT0502.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $8.0 million and $16.9 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, we had accumulated deficits of approximately $342.0 million and $334.0 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including, among other things:

•	sales and marketing efforts for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER;

•	research and development activities for new product candidates;

•	post-marketing approval research activities for our approved products;

•	manufacture supplies for our nonclinical studies and planned clinical trials;

•	protection and enforcement of our intellectual property rights;

•	general operations as a public company; and

•	debt service costs on our existing debt facilities.

IMPACT OF COVID-19

In December 2019, a novel (new) strain of coronavirus (“COVID-19”) was identified in Wuhan, Hubei Province, People’s Republic of China. Since this time, COVID-19 has spread to over 200 countries and, on March 11, 2020, the World Health Organization (the “WHO”) declared the outbreak of COVID-19 as a “pandemic.” To slow the spread of the virus, many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. On March 13, 2020, the President of the United States issued a proclamation declaring that the COVID-19 outbreak in the United States constitutes a national emergency. Subsequently, the governors of numerous states, including Texas and Pennsylvania where our production and headquarters and sales offices are located, declared states of emergency and ordered non-essential businesses closed until further notice.

We have responded by establishing task forces to monitor the situation, minimize the disruption to our business, and ensure the wellbeing of our employees. As announced on March 30, 2020, to help slow the spread of COVID-19, most of our employees have been operating under a work-from-home policy in accordance with guidance issued by the Centers for Disease Control and Prevention (CDC), the WHO and state and local authorities. As such, our sales representatives are not visiting provider offices, which we believe is a necessary step to help protect patient health and facilitate providers’ attention to direct patient care during this challenging situation.

Effective March 30, 2020, our organization, with the exception of a limited number of essential roles, began operating under a reduction in hours or, in certain cases, furlough for approximately six weeks. Although much of the organization has since been brought back to full hours, in the future, it may be necessary to return to work-from-home arrangements for our employees because of restrictions related to COVID-19 and, as a result, we may again determine to reduce hours or, in certain cases, furlough employees. In such a case, our employees could find alternative employment and leave the Company, and we cannot provide assurance that our staff, when it returns from any such reduction in hours, will operate at the same level of effectiveness as before the reduction of hours.

The extent to which COVID-19 continues to negatively impact our business in the future will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus, the actions taken to contain the coronavirus or treat its impact, and the continued impact of each of these items on the economies and financial markets in the United States and abroad. In particular, the continued spread of the current coronavirus globally, or a recurrence of the virus at some point in the near future, could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing efforts and our clinical operations, and could have an adverse impact on the demand for our products, our business and our financial results. As events are rapidly changing, additional impacts may arise of which we are not currently aware.

FINANCIAL OPERATIONS OVERVIEW

Revenue

Since 2014, we have generated revenue from product sales of our generic Tussionex recorded on a net sales basis. Sales of our generic Tussionex are seasonal and correlate with the cough and cold season. We launched commercialization of Adzenys XR ODT on May 16, 2016, initiated an early experience program with Cotempla XR ODT with limited product availability on September 5, 2017 before launching this product nationwide on October 2, 2017 and launched commercialization of Adzenys ER on February 26, 2018. We sell our products to drug wholesalers in the United States. We have also established indirect contracts with drug, food and mass retailers that order and receive our generic Tussionex product through wholesalers. As a result of the continuing commercialization of Adzenys XR ODT, Cotempla XR ODT and Adzenys ER, we expect our future revenue to continue at or increase from historical levels.

We restructured our commercial efforts for our ADHD products in January 2019 to focus on more profitable business channels and market segments. We believe that a useful indicator of our progress in these efforts is average net price per pack, which is derived from net sales for each product divided by units of that product shipped. As we focus on selling in more profitable business channels and market segments, we would expect average net price per pack to increase. Following the restructuring, although product mix has changed, average net price per pack has increased. Unit shipments of Adzenys XR-ODT for the three months ended March 31, 2020 were 47,322, as compared to 60,813 for the same period in 2019. Unit shipments of Cotempla XR-ODT for the three months ended March 31, 2020 were 49,106, as compared to 56,442 for the same period in 2019. Blended average net price per pack (30-day supply) of our ODT products was $128 for the three months ended March 31, 2020, as compared to $106 for the same period in 2019.

In the future, we will seek to generate additional revenue from product sales of our branded products and generic Tussionex. If we are unsuccessful in these efforts, our results of operations and financial position may be adversely impacted.

Research and development

We expense research and development costs as they are incurred. Research and development expenses consist of costs incurred in the discovery and development of our product candidates, and primarily include:

•	expenses, including salaries, benefits, and share-based compensation expense, of employees engaged in research and development activities;

•	expenses incurred under third party agreements with contract research organizations (“CROs”), and investigative sites that conduct our clinical trials and a portion of our pre-clinical activities;

•	cost of raw materials, as well as manufacturing cost of our materials used in clinical trials and other development testing;

•	cost of facilities, depreciation and other allocated expenses;

•	fees paid to regulatory authorities for review and approval of our product candidates;

•	milestone payments earned in the performance of research and development for licensed products; and

•	expenses associated with obtaining and maintaining patents.

Direct development expenses associated with our research and development activities are allocated to our products and product candidates. Indirect costs related to our research and development activities that are not allocated to a product or product candidate are included in “Other Research and Development Activities” in the table below.

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cotempla XR-ODT	$31	$403
Adzenys ER	4	4
Adzenys XR-ODT	108	1,343
NT0502	660	59
Other Research and Development Activities (1)	1,232	1,388
	$2,035	$3,197

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

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, commercialization activities for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, and trade sales expenses for our generic Tussionex. Other selling and marketing expenses include market research, brand development, advertising agency and other public relations costs, managed care relations, medical marketing, sales support tools, sales planning and market data and analysis.

In light of the Restructuring announced on May 11, 2020, we believe that our selling and marketing expenses in 2020 will decline as compared to 2019.

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

Interest expense, net

Interest expense to date has consisted primarily of interest expense on senior debt facilities, including the amortization of debt issuance costs and discounts and the capitalized leases. We amortize debt issuance costs over the life of the notes which are reported as interest expense in our consolidated statements of operations.

Other (expense) income, net

Other expense and income to date has primarily consisted of amortization of the net gain recorded on the sale leaseback of our property and equipment. Other income and expense also includes interest earned, accretion and gains on our cash and cash equivalents and short term investments and changes resulting from the remeasurement of the fair value of our earnout and derivative liabilities. The primary objective of our investment policy is liquidity and capital preservation.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenues

The following table summarizes our revenues for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
	(in thousands)
Net product sales	$14,493	$14,634	$(141)	(1.0)%

Net product sales were $14.5 million for the three months ended March 31, 2020, a decrease of $0.1 million, or 1.0%, compared to $14.6 million for the three months ended March 31, 2019. Sales from Cotempla XR-ODT increased $2.3 million to $8.1 million for the three months ended March 31, 2020, compared to $5.8 million for the three months ended March 31, 2019. Sales from Adzenys XR-ODT decreased $2.5 million to $4.2 million for the three months ended March 31, 2020, compared to $6.7 million for the three months ended March 31, 2019. Sales from Adzenys ER was $0.2 million for each of the three months ended March 31, 2020 and 2019. Sales from our generic Tussionex was $2.0 million for each of the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020, wholesalers substantially reduced their inventory to below historical held-levels which resulted in reduced savings offer liability. We believe that revenue may have been negatively affected by decreased utilization of our products as a result of the COVID-19 pandemic. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net product sales to be negatively impacted by the COVID-19 pandemic during the second quarter and potentially into the second half of 2020, depending on its duration.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
	(in thousands)
Cost of goods sold	$6,389	$6,396	$(7)	(0.1)%

Cost of goods sold was $6.4 million for each of the three months ended March 31, 2020 and 2019. Product cost of goods sold decreased by $0.7 million due primarily to the lower quantity sold, compared to the three months ended March 31, 2019, offset by a $0.7 million increase in labor and indirect production aggregate costs. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net product sales to be negatively impacted by the COVID-19 pandemic during the second quarter and potentially into the second half of 2020, depending on its duration. Any decrease in product sales may result in a reduction in costs associated with the associated unit reduction in unit volume and potentially an increase in unabsorbed costs, resulting in a decrease in gross margin.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
	(in thousands)
Research and development expenses	$2,035	$3,197	$(1,162)	(36.3)%

Research and development expenses were $2.0 million for the three months ended March 31, 2020, a decrease of $1.2 million, or 36.3%, compared to $3.2 million for the three months ended March 31, 2019. The decrease was primarily due to a $1.5 million decrease in clinical studies expenses, a $0.1 million decrease in professional services expenses and a $0.1 million decrease in product development expenses, partially offset by $0.5 million in milestone achievement license fees for NT0502, our product candidate for sialorrhea. Although the potential impact of the COVID-19 pandemic on our product development plans is unclear, we expect any delay in our ability to access outsourced development operations and expertise could result in a reduction in research and development expenses in future periods.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
	(in thousands)
Selling and marketing expenses	$7,592	$7,069	$523	7.4%

Selling and marketing expenses were $7.6 million for the three months ended March 31, 2020, an increase of $0.5 million, or 7.4%, compared to $7.1 million for the three months ended March 31, 2019. This increase was primarily driven by higher salary and incentive compensation expenses of $0.7 million, higher professional services expenses of $0.1 million and higher travel and entertainment expenses of $0.1 million. These increases were partially offset by lower marketing expenses of $0.2 million, lower contract sales organization expenses of $0.1 million and lower administrative expenses of $0.1 million.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
	(in thousands)
General and administrative expense	$4,365	$3,793	$572	15.1%

General and administrative expenses were $4.4 million for the three months ended March 31, 2020, an increase of $0.6 million, or 15.1%, compared to $3.8 million for the three months ended March 31, 2019. The increase was primarily driven by higher salary and incentive compensation expenses of $0.3 million and higher professional service expenses of $0.3 million.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
	(in thousands)
Interest expense	$2,037	$2,115	$(78)	(3.7)%

The total interest expense was $2.0 million for the three months ended March 31, 2020, a decrease of $0.1 million, or 3.7%, compared to $2.1 million for the three months ended March 31, 2019, primarily due to the decrease in outstanding principal under the senior secured long-term credit facility with Deerfield. The decrease was partially offset by an increase in interest expense from the senior secured short-term line of credit facility with Encina, which we entered into in October 2019. Interest expense primarily consists of interest on the senior secured long-term credit facility and senior secured short-term line of credit facility for the three months ended March 31, 2020, and interest on the senior secured long-term credit facility for the three months ended March 31, 2019.

Other (expense) income, net

The following table summarizes our other (expense) income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
	(in thousands)
Other (expense) income, net	$(25)	$336	$(361)	(107.4)%

Other (expense) income, net, was negligible for the three months ended March 31, 2020, compared to $0.3 million for the three months ended March 31, 2019. Other (expense) income, net, mainly consisted of change in fair value of the Deerfield and Encina debt derivatives and interest income for the three months ended March 31, 2020. For the three months ended March 31, 2019, other income, net, consisted of change in fair value of the Deerfield debt derivative and interest income.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

From our reorganization in 2009 until our initial public offering (“IPO”), we financed our operations primarily through private placements of common stock and redeemable convertible preferred stock and bank and other lender financing. Since that time, we have financed our operations principally through public offerings of our common stock and borrowings under our lending facilities.

On May 11, 2016, we entered into a $60.0 million senior secured credit facility (the “Facility”) with Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. (collectively, “Deerfield”) as lenders. For additional description of this Facility, see “—Credit facilities” below.

In February 2017, we entered into an agreement with Essex Capital Corporation for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Each lease under this master agreement is for an initial term of 36 months and will have a bargain purchase option at the end of the respective lease. Under this agreement, we entered into leases and sold assets with a total capitalized cost of $0.5 million and $2.7 million at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively.

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

We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “Cowen Sales Agreement”). During the year ended December 31, 2017, we sold an aggregate 749,639 shares of common stock under the Cowen Sales Agreement, at an average sale price of approximately $5.01 per share for gross proceeds of $3.7 million and net proceeds of $3.6 million after paying compensation to the sales agent of $0.1 million. During the year ended December 31, 2018, we sold an aggregate 651,525 shares of common stock under the Sales Agreement, at an average sale price of approximately $6.25 per share for gross proceeds of $4.1 million and net proceeds of $3.9 million and paying total compensation to the sales agent and other costs of approximately $0.2 million. On November 5, 2018, we supplemented the 2016 Shelf to reduce the size of the Sales Agreement to up to $7,825,113 of our common stock (inclusive of amounts previously sold thereunder prior to the date hereof), effective on November 5, 2018, which equaled the aggregate gross proceeds of sales of our common stock under the Sales Agreement as of that date, and sales of our common stock under the Cowen Sales Agreement were suspended. The Cowen Sales Agreement terminated with the expiration of the 2016 Shelf on August 12, 2019.

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

On March 18, 2019, we filed a shelf registration statement covering the offering, issuance and sale by us of up to an aggregate of $100.0 million of our common stock, preferred stock, debt securities, warrants and/or units (the “2019 Shelf”), which was declared effective by the SEC on May 1, 2019. Effective as of August 12, 2019, the 2016 Shelf is no longer available for further primary offerings or sales of our securities. We simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by us of up to $30.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf (the “Cantor Sales Agreement”).

On October 2, 2019, we entered into a senior secured credit agreement with Encina Business Credit, LLC (“Encina”) as agent for the lenders (the “Loan Agreement”). Under the Loan Agreement, Encina will extend up to $25.0 million in secured revolving loans to us (the “Revolving Loans”), of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. For additional description of this Facility, see “—Loan and Credit facilities” below.

On April 18, 2020, we entered into a $3.6 million U.S. Small Business Administration Paycheck Protection Program Loan, (the “PPP Loan”) with First Republic Bank (the “PPP Lender”). We repaid the full amount of the PPP Loan to the PPP Lender on May 6, 2020.

On May 6, 2020, we entered in to an agreement with Deerfield to further amend the Facility (the “Fifth Amendment”), under which we deferred $5.0 million of principal (“Deferred Principal”) otherwise due on May 11, 2020.  We are required to pay the Deferred Principal in eight equal monthly installments beginning on September 11, 2020 and ending on April 11, 2020. We paid in cash the $10.0 million principal payment otherwise due on May 11, 2020. For additional description of this amendment, see “—Loan and Credit facilities” below.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of March 31, 2020, we had $27.9 million in cash and cash equivalents and $4.0 million in short-term investments. We believe that our existing cash and cash equivalents and short-term investments, together with our credit facility with Encina and any cash generated from operations, will be sufficient to fund our operations for at least the next 12 months after the filing date of this Quarterly Report on Form 10-Q.

We may continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funds will be available on terms favorable to us, if at all, or that we will be able to successfully commercialize our product candidates. In addition, we may not be profitable even if we succeed in commercializing our branded products.

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three months ended
	March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Net cash (used in) provided by:
Net cash used in operating activities	$(999)	$(6,103)	$5,104
Net cash provided by (used in) investing activities	3,905	(7,375)	11,280
Net cash provided by (used in) financing activities	8,122	(240)	8,362

Net increase (decrease) in cash and cash equivalents	$11,028	$(13,718)	$24,746

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

Net cash used in operating activities was $1.0 million and $6.1 million for the three months ended March 31, 2020 and 2019, respectively. The $5.1 million decrease in net cash used in operating activities was due to the $0.4 million increase in our net losses, as discussed in “Results of Operations” above, a $0.1 million increase in noncash items and a $5.4 million increase in the provision of cash from working capital.

The net increase in cash provided from working capital changes resulted primarily from a $2.8 million decrease in cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments, a $1.7 million decrease in cash usage for inventory and a $1.2 million increase in cash provided from accounts receivable primarily due to timing of collections in the first three months of 2020, partially offset by $0.3 million increase in cash usage for other assets mainly associated with prepaid expenses. The increase in noncash items was principally due to a $0.1 million increase in amortization of senior debt issuance costs and discounts and a $0.2 million increase in the fair value change of derivative liabilities, partially offset by a $0.2 million decrease in amortization of patents and other intangible assets.

Cash provided by (used in) investing activities

Net cash provided by (used in) investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash provided by investing activities of $3.9 million for the three months ended March 31, 2020 was primarily from a $7.1 million sales and maturities of short-term investments, partially offset by a $3.0 million purchase of short-term investments and $0.2 million of capital expenditure principally for production equipment.

Net cash used in investing activities was $7.4 million for the three months ended March 31, 2019 primarily due to a $7.2 million purchase of short-term investments and $0.2 million of capital expenditure principally for production equipment.

Cash provided by (used in) financing activities

Net cash provided by financing activities of $8.1 million for the three months ended March 31, 2020 was primarily from a net $8.6 million draw made on the senior secured short-term line of credit, partially offset by a $0.3 million principal payment of finance lease obligations and $0.1 million payment of debt financing costs related to the senior secured short-term line of credit.

Net cash used in financing activities of $0.2 million for the three months ended March 31, 2019 was for the principal payments under finance leases.

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

Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under finance lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of March 31, 2020, we were in compliance with the covenants under the Facility.

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

Subsequent to the reporting date, on May 6, 2020, we entered in to an agreement with Deerfield to further amend the Facility (the “Fifth Amendment”), under which we deferred $5.0 million of principal (“Deferred Principal”) otherwise due on May 11, 2020. We are required to pay the Deferred Principal in eight equal monthly installments beginning on September 11, 2020 through May 11, 2020. We paid in cash the $10.0 million principal payment otherwise due on May 11, 2020.

Under the terms of the Fifth Amendment, Deerfield may convert up to $10.0 million of the remaining debt due under the Facility into our common stock at a conversion price of $1.50 per share. Any monthly payment otherwise due for the Deferred Principal will be deferred to May 11, 2021 for any month in which our common stock trades above $1.50 for 10 consecutive days. In addition, the Deferred Principal obligation is reduced by principal converted during the previous calendar month. A $250,000 incremental exit fee will be due in cash when the Facility is paid in full.

The Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, require us to satisfy certain capital expenditure and other financial covenants, and restrict our ability to incur liens, incur additional indebtedness, engage in mergers and acquisitions or make asset sales without the prior written consent of the Lenders. Failure to comply with these covenants could permit the lenders to declare our obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of March 31, 2020, we are in compliance with the covenants under the Loan Agreement.

During the year ended December 31, 2017, we entered into an agreement for the sale-leaseback of newly acquired assets with a total capitalized cost of $3.2 million, with bargain purchase option at the end of the lease. The approximate imputed interest rate on these leases is 14.9%. In addition, during the year ended December 31, 2019, we entered into an equipment lease with a total capitalized cost of $0.4 million, with a bargain purchase option at the end of the lease term. The approximate interest rate on the lease is 6.5%. See “Contractual Commitments and Obligations” below for future payments under these leases.

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

•

the direct and indirect impact of COVID-19 on our business and operations, including product sales, expenses, supply chain, manufacturing, research and development costs, clinical trials and employees; and

•

our ability to hire qualified employees at salary levels consistent with our estimates to support our growth and development, including additional general and administrative personnel as a result of increased product sales and commercial operations, as well as sales and marketing personnel to commercialize our approved products.

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

Net product sales

Net product sales represent total gross product sales less gross to net sales adjustments. Gross to net sales adjustments for branded Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER include savings offers, prompt payment discounts, wholesaler fees, estimated wholesaler chargebacks and estimated rebates to be incurred on the selling price of the respective product sales and estimated allowances for product returns.

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

We calculated the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%. Historically, the expected stock price volatility for stock option awards was based on a blended volatility rate of prior studies of historical volatility from a representative peer group of comparable companies’ selected using publicly-available industry and market capitalization data and our stock price volatility. As of January 1, 2020, we use our stock price volatility in the valuation model. The risk-free rate was based on the U.S. Treasury yield curve in effect commensurate with the expected life assumption. The average expected life of stock options was determined according to the “simplified method” as described in SAB Topic 110, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. We estimate the fair value of all stock option awards on the grant date by applying the Black-Scholes option pricing valuation model. Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair value of our common stock at the time of each option grant primarily based upon valuations performed by a third-party valuation firm. After the closing of our IPO, our board of directors has determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following table reflects summaries of our estimates of future material contractual obligations as of March 31, 2020. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter
	(In thousands)
Deerfield senior secured facility	$52,808	$19,322	$33,486	$—	$—
Texas facility operating lease	4,976	1,005	2,074	1,897	—
Finance leases for equipment	905	567	227	111	—
Pennsylvania facility operating lease	169	156	13	—	—
Equipment operating leases	113	64	49	—	—
Earnout liability	30	—	—	—	30
	$59,001	$21,114	$35,849	$2,008	$30

We had borrowed $60.0 million under the Deerfield Facility. On November 5, 2018, we amended the facility and prepaid $7.5 million otherwise due in May 2019. Pursuant to the terms of the Facility, as amended, we made a $7.5 million principal payment in May 2019, and we currently have a principal balance of $45.0 million of senior secured credit as of March 31, 2020. The payments above are inclusive of related interest amounts as of March 31, 2020.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of March 31, 2020, we had cash and cash equivalents of $27.9 million and short-term investments of $4.0 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Interest risk

The interest rates on our long-term notes payable are fixed. Therefore, we are not exposed to market risk from changes in interest rates as it relates to these interest bearing obligations. We are subject to interest rate changes on our LIBOR-based variable interest rate under our senior secured short-term line of credit facility. As of March 31, 2020, we had $8.6 million borrowings outstanding under this line of credit facility.

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

We have not experienced any material impact to our internal controls over financial reporting despite transitioning our workforce responsible for such controls to a remote working environment as a result of the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness. For the three months ended March 31, 2020 there have been no changes in the design and operating effectiveness to our internal controls over financial reporting.

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

Our ability to become profitable depends upon our ability to generate revenues from sales of Adzenys XR-ODT, our amphetamine extended-release orally disintegrating tablet (“XR-ODT”), Cotempla XR-ODT, our methylphenidate XR-ODT, and Adzenys ER, our amphetamine XR oral suspension (which we collectively refer to as our “Branded Products”) for the treatment of attention deficit hyperactivity disorder, or ADHD, and, if approved, any other product candidates that we may develop. We have limited commercial experience, having only generated revenues from the sale of our generic Tussionex since we acquired it in 2014, and Adzenys XR-ODT, Cotempla XR-ODT, and Adzenys ER, which we commenced commercializing in May 2016, September 2017 and February 2018, respectively. None of our marketed products have thus far generated product sales revenues at levels sufficient for us to attain profitability. We have not generated any revenues from product sales of any other product candidates and, to date, have incurred significant operating losses.

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

While we have established internal and external capabilities for the sale, marketing and distribution of our Branded Products, there is no guarantee that we will be successful in the commercialization of our products. We currently have a limited sales history for our Branded Products. Although we have established a focused, specialty sales and marketing organization of approximately 45 representatives to promote our approved products in the United States, these commercialization capabilities have only been recently established, and we may need to expand our sales force if we decide to undertake additional commercialization activities on our own, which will be costly and time-consuming. We cannot be certain that we will reap the benefits of our commercialization efforts of our Branded Products compared to the cost of such efforts. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex product, and, before the commercial launch of Adzenys XR-ODT, we had no prior experience, as a company, in the marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to successfully hire, retain and incentivize qualified individuals, generate sufficient and appropriate customer targets, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failures associated with the operation or expansion of our internal and external sales, marketing and distribution capabilities could adversely impact the commercialization of these products.

In addition, while we realigned our commercial operations in November 2018 and again in May 2020 to deploy our resources to what we believe are the most appropriate regions and physician targets, there can be no assurances that we will realize the intended benefits of these realignments or that our strategy will improve our operating results. As part of both realignments, we reduced the size of our commercialization organization resulting in severance and employee related costs. Following the realignment in 2018, there were fewer prescriptions written for our marketed products in 2019. It is possible that the May 2020 realignment may also result in fewer prescriptions written for our marketed products. In the future, we may determine to increase or decrease the extent of our commercial operations.

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

Our ability to successfully commercialize our Branded Products will depend on, among other things, our ability to:

•	establish and maintain relationships with third-party suppliers for the active pharmaceutical ingredient (“API”), in our Branded Products;

•	manufacture and produce, through a validated process, sufficiently large quantities and inventory of our Branded Products to permit successful commercialization;

•	establish and/or build and maintain a wide variety of internal and external sales, distribution and marketing capabilities sufficient to support commercial sales of our products;

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

We are subject to extensive regulation in connection with the preparation and manufacture of our products for commercial sale, and our product candidates and potential product candidates for clinical trials and commercial sale. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products and product candidates that may not be detectable in final product testing. The development, manufacture, supply and distribution of our approved products as well as any of our future potential product candidates, are highly regulated processes and technically complex. We, along with our third-party suppliers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of our Branded Products is a regulated drug product and subject to the U.S. Drug Enforcement Administration (“DEA”) regulation, we have had to, and will continue to, need to secure state licenses from each state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

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

We currently depend on third-party suppliers for the supply of the APIs for our products and product candidates, including drug substance for nonclinical research, clinical trials and commercialization. For our Branded Products, our generic Tussionex and NT0502, our product candidate for sialorrhea, we currently rely on single suppliers for raw materials including APIs, which we use to manufacture, produce and package final dosage forms. In particular, we have an exclusive supply agreement with Coating Place, Inc. (“CPI”), pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We are subject to penalties from wholesalers and contracted retailers if we do not deliver our generic Tussionex and Branded Products in quantities that meet their demand. Any such delays could trigger these penalty provisions, which would have a negative impact on our business.

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

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research and development, manufacturing and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities, our manufacturing operations and our commercialization efforts. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread globally. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economies and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. However, these government policies and directives are subject to change and many companies, including ours, maintain a work-from-home policy for office employees and sales representatives, and have implemented policies for our researchers and manufacturing workers designed to provide for a safe environment while maintaining progress on important laboratory research and commercial product supply.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our product development, manufacturing capabilities, sales and marketing operations, future nonclinical studies and clinical trials and commercialization efforts will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and it may have the effect of heightening many of the risks described herein, including the below.

•

As announced on March 30, 2020, to help slow the spread of COVID-19, most of our employees have been operating under a work from home policy in accordance with guidance issued by the Centers for Disease Control and Prevention (“CDC”), the World Health Organization (“WHO”) and state and local authorities. As such, our sales representatives are not visiting provider offices, which we believe is a necessary step to help protect patient health and facilitate providers’ attention to direct patient care during this challenging situation. As a result, our commercial operations have been adversely impacted and will continue to be impacted for the duration that our sales representatives are unable to continue their normal operations.

•

Effective March 30, 2020, our organization, with the exception of a limited number of essential roles, operated under a reduction in hours or, in certain cases, furlough for approximately six weeks. Although much of the organization has since been brought back to full hours, in the future, it may be necessary to return to work-from-home arrangements for our employees because of restrictions related to COVID-19 and, as a result, we may again determine to reduce hours or, in certain cases, furlough employees. In such a case, our employees could find alternative employment and leave the Company, and we cannot provide assurance that our staff, when it returns from any such reduction in hours, will operate at the same level of effectiveness as before the reduction of hours. In addition, adoption of work-from-home requirements could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

•

Given the economic downturn and increased unemployment in the U.S. related to COVID-19, millions of individuals have lost or will be losing their employer-based insurance coverage, which may adversely affect our ability to commercialize our products. In addition, market disruption and rising unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations.

•

We are currently evaluating our product candidate NT0502 as a potential treatment for chronic sialorrhea in patients with neurological conditions associated with excessive salivation or drooling. In the second half of 2020, we plan to initiate a Phase 1 single ascending dose/multiple ascending dose study (“SAD/MAD study”) of NT0502. However, the COVID-19 pandemic may have an impact on the timing of conducting this trial, including its initiation, opening of clinical trial sites and enrollment of patients. We are aware that some trial sponsors have encountered challenges in conducting clinical activities during the ongoing COVID-19 pandemic, including site closures and restrictions on site visits, and we may similarly experience such challenges in our planned clinical trial.

•

We currently rely on third parties to, among other things, manufacture raw materials and active pharmaceutical ingredients, perform quality testing and supply other goods and services to run our business. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted.

•

Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. For example, in April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, including NT0502.

•

The trading prices for our common stock and other specialty pharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

As a result of the COVID-19 pandemic, our commercial activities, manufacturing operations and clinical development progress, data and timelines, and general business operations, could be delayed or materially harmed, and our business, prospects, financial condition, and results of operations would suffer as a result.

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

In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it would discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017 and again on July 18, 2018. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment.

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

Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

•

The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments will remain in effect through 2027 unless additional Congressional action is taken.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, disgorgement, reputation harm, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Efforts to ensure that our business arrangements comply with applicable healthcare laws and regulations, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

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

•	delays due to backlogs of trials at limited numbers of study centers;

•	failure of our third-party contractors, such as CROs and CMOs, or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner;

•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;

•	difficulties obtaining IRB approval to conduct a clinical trial at a prospective site;

•	the FDA requiring alterations to any of our study designs, our nonclinical strategy or our manufacturing plans;

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

We have incurred significant net losses of $8.0 million for the three months ended March 31, 2020, and $16.9 million for the year ended December 31, 2019. As of March 31, 2020 and December 31, 2019, we had accumulated deficits of $342.0 million and $334.0 million, respectively. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. Our company has limited operating history commercializing branded products, and our Branded Products will continue to require substantial investment to support sales. In addition, our product candidates will require substantial additional investment in the future. Despite this investment, we may never secure regulatory approvals or, even if approved, generate product sales from these product candidates. In the near term, we expect to continue to incur substantial operating expenses in connection with the manufacturing and commercialization of our products, the development of our product candidates and the operation of our business. Because of the numerous risks and uncertainties associated with our commercial products and the development of our product candidates, we are unable to accurately predict the timing or amount of our revenues and expenses, whether we will have sufficient funding available to us, or when, if ever, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our common stock, would necessitate our need to obtain additional funding for us to continue operations, and could impair our ability to raise capital, expand our business, continue our development efforts, or diversify our product offerings, among other things. A decline in the value of our company also could cause you to lose all or part of your investment.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing future potential product candidates, conducting clinical trials, establishing raw material supplier relationships and manufacturing, and selling and marketing drugs are expensive and uncertain processes. Although we believe our existing cash and cash equivalents and short-term investments, together with our credit facility with Encina and any cash generated from operations, will be sufficient to fund our anticipated operating requirements for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q, we may need to obtain additional capital through equity offerings, debt financing, payments under new or existing licensing and research and development collaboration agreements, or any combination thereof, in order to become cash flow positive and to develop and commercialize additional product candidates. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition.

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

On May 11, 2016, we entered into a senior secured credit facility with Deerfield as lender of which $45.0 million of senior secured credit is outstanding as of March 31, 2020. Under our agreement, we are required to make payments of $10.0 million in May 2020, $5.0 million in equal monthly installments of $625,000 beginning in September 2020 and ending in April 2021, $15.0 million in May 2021, and a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly at a rate of 12.95% per year. On October 2, 2019, we entered into a loan agreement with Encina pursuant to which Encina will extend up to $25.0 million in secured revolving loans to us for general corporate purposes. Any loans under this agreement bear variable interest through maturity at the one-month LIBOR, plus an applicable margin of 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. As of March 31, 2020, we had $8.6 million borrowing outstanding under this facility. All obligations under our credit facilities are secured by substantially all of our existing property and assets subject to certain exceptions. These debt financings and any future debt financings may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of March 31, 2020 and December 31, 2019, we had accumulated deficit of $342.0 million and $334.0 million, respectively. Although we have strategies and plans to achieve profitability through revenue growth, we expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to market our approved products and continue to develop and seek marketing approval for our product candidates.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We have in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, pursuant to the Tax Cuts and Jobs Act of 2017, we may not carry back net operating losses to prior years and we may not use net operating losses generated in 2018 and later to reduce our taxable income in any year by more than 80%. However, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), modifies this law temporarily, and allows net operating losses (NOLs) originating in 2018, 2019 or 2020 to be carried back five years. Additionally the CARES Act eliminated the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. The 80% limitation is reinstated for tax years after 2020 net operating losses generated prior to 2018 are available to fully offset future taxable income. These rules apply in addition to those imposed under Section 382 as the result of an “ownership change.”

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering, in July 2015 at a price of $15.00 per share, our stock price has ranged from $0.60 to $28.99, through May 4, 2020. Our stock price could be subject to wide fluctuations in the future in response to a variety of factors, including the following:

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

As of March 31, 2020, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 35.2% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to exert significant influence over matters such as the elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. Shares held by our affiliates will be subject to volume limitations and other conditions pursuant to Rule 144 of the Securities Act. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock. On November 5, 2018, we amended a $60.0 million senior secured credit facility with Deerfield as lender, pursuant to which we were afforded the right, subject to the terms and conditions of the facility and certain other limitations, to make interest and principal payments owed to Deerfield through the issuance of our common stock, and provided Deerfield with a right, subject to the terms and conditions of the facility and the amended and restated convertible notes issued under the facility and certain other limitations, to convert principal under the amended and restated convertible notes into our common stock, subject to a floor of 95% of $10.00 per share. On May 6, 2020, the Company and Deerfield entered into a fifth amendment to the Facility (the “Fifth Amendment”), under which Deerfield may convert up to $10.0 million of the remaining debt due under the Facility into the Company’s common stock at a conversion price of $1.50 per share.

If we fail to satisfy all applicable Nasdaq continued listing requirements, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Global Market, or Nasdaq, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. Since April 17, 2020, our common stock has traded at closing bid prices below $1.00. If our common stock trades at closing bid prices below $1.00 for a period in excess of 30 consecutive business days, or if we are unable to satisfy any other continued listing requirement, Nasdaq may take steps to delist our common stock. On April 17, 2020, in light of market conditions resulting from the impact of the COVID-19 pandemic, Nasdaq announced temporary relief from certain of its listing requirements, including the $1.00 minimum closing bid price requirement, through June 30, 2020. As a result of these changes, while Nasdaq will continue to notify companies about new instances of non-compliance through such date, compliance periods for such new instances will not begin until July 1, 2020. Therefore, if our common stock remains below the minimum closing bid price threshold during the prescribed time, our 180-day initial compliance period would start on July 1, 2020. If Nasdaq takes steps to delist our common stock, we would then evaluate our options to restore compliance with the applicable continued listing requirement, which options may include pursuing a reverse stock split to restore compliance with the $1.00 minimum closing bid price requirement. Nasdaq may also decline to continue our listing if we undertake multiple reverse stock splits for compliance with the $1.00 minimum bid price requirement. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock and adversely affect our ability to obtain financing for the continuation of our operations.

In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

4.2	Description of Capital Stock.	10-K	4.3	3/13/20	001-37508

4.3	Form of Second Amended and Restated Senior Secured Convertible Note.	8-K	4.1	5/6/20	001-37508

10.1	Fifth Amendment to Facility Agreement, dated as of May 6, 2020, by and among Neos Therapeutics, Inc., the guarantor parties thereto, Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. and Deerfield Mgmt, L.P., as collateral agent (including schedules and exhibits thereto).	8-K	10.1	5/6/20	001-37508

10.2*+	Employment Agreement dated March 18, 2019, by and between the Registrant and John Limongelli (corrected version of previously-filed exhibit).

10.3*	U.S. Small Business Administration Paycheck Protection Program Note dated April 18, 2020 by and between the Registrant and First Republic Bank.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

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

Neos Therapeutics, Inc.

Date:	May 11, 2020	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)