Form 10-Q
period 2020-06-30
Neos Therapeutics, Inc.
filed 2020-08-10
CIK 1467652

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2020: 49,755,094 shares.

NEOS THERAPEUTICS, INC.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to continue as a going concern and any efforts that we may undertake to support our future operations, service our debt obligations and to further execute our business plans;

●	our anticipated cash needs and our estimates regarding our anticipated expenses, capital requirements and our needs for additional financings;

●	our ability to successfully commercialize Adzenys XR-ODT®, Cotempla XR-ODT® and Adzenys ER® or develop and commercialize any other future product or product candidate;

●	our ability to maintain our license for NT0502, successfully complete clinical development of this molecule, to file for and obtain regulatory approval of NT0502 and to otherwise realize the intended benefits of this license;

●	our debt facility agreement, as amended, with Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P., and our revolving loan facility with Encina Business Credit, LLC, and our ability to satisfy the repayment obligations thereunder;

●	the cost or other aspects of the future sales of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER or the timing, cost or other aspects of the commercial launch and future sales of any other future product or product candidate;

●	our ability to successfully manufacture and distribute Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER or any other future product or product candidate;

●	the attention deficit hyperactivity disorder patient market size and market adoption of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER by physicians and patients;

●	the therapeutic benefits, effectiveness and safety of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER or any other future product or product candidate;

●	our expectations regarding the commercial supply of Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER, or any other future products, or our generic Tussionex;

●	our ability to receive, and the timing of any receipt of the U.S. Food and Drug Administration, (“FDA”), approvals, or other regulatory action in the United States and elsewhere, for any future product candidate;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	our entry into the settlement and licensing agreement with Actavis Laboratories FL, Inc. (“Actavis”) the effect of our agreement with Actavis on its Abbreviated New Drug Application (“ANDA”) and with the

FDA for a generic version of Adzenys XR-ODT, and the expected timing of the manufacture and marketing of Actavis’s generic version of Adzenys XR-ODT under its ANDA;

●	our entry into the settlement and licensing agreement with Teva Pharmaceuticals USA, Inc. (“Teva”) the effect of our agreement with Teva on its ANDA and with the FDA for a generic version of Cotempla XR-ODT, and the expected timing of the manufacture and marketing of Teva’s generic version of Cotempla XR-ODT under its ANDA;

●	our product research and development activities, including the timing and progress of our clinical trials, and projected expenditures;

●	issuance of patents to us by the U.S. Patent and Trademark Office and other governmental patent agencies;

●	the direct and indirect impact of COVID-19 on our business and operations, including product sales, expenses, supply chain, manufacturing, research and development costs, clinical trials and employees;

●	the impact of COVID-19 and related downturn of the U.S. and global economies;

●	our ability to achieve profitability;

●	our staffing needs;

●	our ability to remediate the material weaknesses that we identified in connection with the preparation of our financial statements for the period ended June 30, 2020 and avoid any findings of material weaknesses or significant deficiencies in the future; and

●	the additional risks, uncertainties and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$12,679	$16,830
Short-term investments	—	8,064
Accounts receivable, net of allowances for chargebacks and cash discounts of $1,718 and $4,848 at June 30, 2020 and December 31, 2019, respectively	17,385	26,563
Inventories, net	8,730	11,010
Prepaid expenses and other current assets	1,612	4,092
Total current assets	40,406	66,559

Property and equipment, net	6,637	7,345
Operating lease right-of-use assets	2,791	3,044
Intangible assets, net	11,708	12,543
Other assets	1,147	1,382
Total assets	$62,689	$90,873

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$9,446	$6,650
Accrued expenses	26,122	40,188
Current portion of operating lease liabilities	708	681
Short-term line of credit	4,488	—
Current portion of long-term debt	20,096	15,836
Total current liabilities	60,860	63,355

Long-Term Liabilities:
Long-term debt, net of current portion	13,158	29,099
Operating lease liabilities	2,900	3,254
Derivative liability	1,790	1,135
Other long-term liabilities	154	160
Total long-term liabilities	18,002	33,648

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 49,788,895 and 49,755,094 shares issued and outstanding, respectively, at June 30, 2020; 49,766,472 and 49,732,671 shares issued and outstanding, respectively, at December 31, 2019	50	50
Treasury stock, at cost, 33,801 shares at June 30, 2020 and December 31, 2019	(352)	(352)
Additional paid-in capital	331,472	328,056
Accumulated deficit	(347,343)	(333,885)
Accumulated other comprehensive income	—	1
Total stockholders' deficit	(16,173)	(6,130)
Total liabilities and stockholders' deficit	$62,689	$90,873

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Net product sales	$13,133	$15,643	$27,626	$30,277

Cost of goods sold	5,878	5,099	12,267	11,495
Gross profit	7,255	10,544	15,359	18,782

Research and development expenses	1,323	2,009	3,358	5,206
Selling and marketing expenses	5,214	7,269	12,806	14,338
General and administrative expenses	3,593	3,712	7,958	7,505

Loss from operations	(2,875)	(2,446)	(8,763)	(8,267)

Interest expense	(2,089)	(1,987)	(4,126)	(4,102)
Other (expense) income, net	(544)	670	(569)	1,006

Net loss	$(5,508)	$(3,763)	$(13,458)	$(11,363)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	49,749,925	49,727,718	49,743,027	49,715,707

Net loss per share of common stock, basic and diluted	$(0.11)	$(0.08)	$(0.27)	$(0.23)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss	$(5,508)	$(3,763)	$(13,458)	$(11,363)
Other comprehensive (loss) income:
Net unrealized (loss) gain on short-term investments	(1)	2	(1)	1

Total other comprehensive (loss) income	$(1)	$2	$(1)	$1

Comprehensive loss	$(5,509)	$(3,761)	$(13,459)	$(11,362)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares)

(unaudited)

	Three Months Ended June 30,
	2020		2019
	Shares	Amount	Shares	Amount
Preferred Stock
Balance as of the beginning of the period	—	$—	—	$—
Balance as of the end of the period	—	—	—	—
Common Stock
Balance as of the beginning of the period	49,777,756	50	49,756,317	50
Issuance of common stock upon RSU conversion	7,390	—	7,759	—
Shares issued for exercise of stock options	3,749	—	—	—
Balance as of the end of the period	49,788,895	50	49,764,076	50
Treasury Stock
Balance as of the beginning of the period	(33,801)	(352)	(33,801)	(352)
Balance as of the end of the period	(33,801)	(352)	(33,801)	(352)
Additional Paid-In Capital
Balance as of the beginning of the period		328,956		326,014
Recognition of fair value conversion feature on convertible notes		1,703		—
Shares issued for exercise of stock options		2		—
Payroll tax withheld for RSU releases		—		(1)
Share-based compensation expense		811		1,022
Balance as of the end of the period		331,472		327,035
Retained Earnings
Balance as of the beginning of the period		(341,835)		(324,583)
Net loss		(5,508)		(3,763)
Balance as of the end of the period		(347,343)		(328,346)
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		1		(1)
Net unrealized (loss) gain on investments		(1)		2
Balance as of the end of the period		—		1
Total stockholders' deficit		$(16,173)		$(1,612)

	Six Months Ended June 30,
	2020		2019
	Shares	Amount	Shares	Amount
Preferred Stock
Balance as of the beginning of the period	—	$—	—	$—
Balance as of the end of the period	—	—	—	—
Common Stock
Balance as of the beginning of the period	49,766,472	50	49,710,104	50
Issuance of common stock upon RSU conversion	17,841	—	18,765	—
Shares issued for exercise of stock options	4,582	—	35,207	—
Balance as of the end of the period	49,788,895	50	49,764,076	50
Treasury Stock
Balance as of the beginning of the period	(33,801)	(352)	(33,801)	(352)
Balance as of the end of the period	(33,801)	(352)	(33,801)	(352)
Additional Paid-In Capital
Balance as of the beginning of the period		328,056		325,130
Recognition of fair value conversion feature on convertible notes		1,703		—
Shares issued for exercise of stock options		2		11
Payroll tax withheld for RSU releases		(2)		(2)
Share-based compensation expense		1,713		1,896
Balance as of the end of the period		331,472		327,035
Retained Earnings
Balance as of the beginning of the period		(333,885)		(316,983)
Net loss		(13,458)		(11,363)
Balance as of the end of the period		(347,343)		(328,346)
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		1		—
Net unrealized (loss) gain on investments		(1)		1
Balance as of the end of the period		—		1
Total stockholders' deficit		$(16,173)		$(1,612)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(13,458)	$(11,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,713	1,896
Depreciation and amortization of property and equipment	970	1,049
Amortization of patents and other intangible assets	869	1,052
Changes in fair value of earnout, derivative and warrant liabilities	655	(644)
Amortization of senior debt issuance costs and discounts	1,086	696
Amortization of short-term investment purchase discounts	(32)	(58)
Gain on sale of equipment	—	(2)
Other adjustments	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	9,178	7,657
Inventories	2,280	(2,007)
Other assets	2,476	2,221
Accounts payable	2,877	(6,174)
Accrued expenses	(14,064)	(2,134)
Operating lease liabilities	(74)	(49)
Net cash used in operating activities	(5,530)	(7,860)

Cash Flows From Investing Activities:
Purchases of short-term investments	(2,992)	(7,193)
Sales and maturities of short-term investments	11,087	2,758
Capital expenditures	(262)	(365)
Intangible asset expenditures	(34)	(55)
Net cash provided by (used in) investing activities	7,799	(4,855)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	2	11
Payments made on borrowings	(10,789)	(8,015)
Proceeds from short-term line of credit	52,886	—
Payments made on short-term line of credit	(48,398)	—
Proceeds from paycheck protection program loan	3,583	—
Payment of paycheck protection program loan	(3,583)	—
Payments of deferred financing costs	(119)	—
Payment of payroll taxes withheld for releases of restricted stock units	(2)	(2)
Net cash used in financing activities	(6,420)	(8,006)

Decrease in cash and cash equivalents	(4,151)	(20,721)

Cash and Cash Equivalents:
Beginning	16,830	46,478
Ending	$12,679	$25,757

Supplemental Disclosure of Noncash Transactions:
Fair value conversion feature incurred on convertible notes	$1,703	$—
Exit Fee liability incurred in connection with Fifth Amendment to Facility	$250	$—
Deferred debt financing costs included in accounts payable	$36	$—
Acquired equipment under finance lease	$—	$406
Finance lease liability from purchase of equipment	$—	$406
Supplemental Cash Flow Information:
Interest paid	$2,933	$3,510

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of approximately $13.5 million during the six months ended June 30, 2020 and $16.9 million and $51.7 million during the years ended December 31, 2019 and 2018, respectively. The Company had an accumulated deficit of approximately $347.3 million as of June 30, 2020. Cash used in operating activities was approximately $5.5 million and $7.9 million for the six months ended June 30, 2020 and 2019, respectively. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations and the ability of the Company to obtain necessary financing to fund ongoing operations and service its debt obligations, or otherwise to reduce its expenses or to renegotiate its debt facilities. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

Management plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern are primarily focused on raising additional capital in order to meet its obligations and execute its business plan or otherwise reduce its expenses or renegotiate its debt facilities. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, or other means; however, the Company cannot provide any assurance that it will be able to raise additional capital or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan. Alternatively, any efforts by the Company to reduce its expenses may adversely impact its ability to sustain revenue-generating activities or otherwise operate its business, and there can be no assurance that the Company will be able to renegotiate its debt facilities on commercially reasonable terms or at all. As a result, there can be no assurance the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

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

Note 2. Summary of significant accounting policies

Basis of presentation: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any period thereafter. The audited consolidated financial statements as of and for the year ended December 31, 2019 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K filed with the SEC on March 13, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019.

Principles of consolidation: At June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Liquidity: During 2019 and the three and six months ended June 30, 2020, the Company incurred operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from its currently marketed pharmaceutical products. The Company does not anticipate it will be profitable until such time as revenues from Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER increase substantially over current levels. On October 2, 2019, the Company entered into a senior secured credit agreement with Encina Business Credit, LLC (“Encina”) as agent for the lenders (the “Loan Agreement”), in which Encina will extend up to $25.0 million in secured Revolving Loans to the Company, of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivables. Accordingly, management has performed the review required for going concern accounting and does not believe the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Quarterly Report on Form 10-Q.

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

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The company records the corresponding credit to additional paid in capital in the consolidated statements of stockholders’ (deficit) equity. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption and are classified in interest expense in the consolidated results of operations.

Intangible assets: Intangible assets subject to amortization, which principally include proprietary modified-release drug delivery technology, the costs to acquire the rights to Tussionex Abbreviated New Drug Application and patents, are recorded at cost and amortized over the estimated lives of the assets, which primarily range from 10 to 20 years. The Company estimates that the patents it has filed for its technology and marketed products have a future beneficial value. Therefore, costs associated with past filings for its patents are capitalized. Once the patent is approved and commercial revenue realized, the costs associated with the patent are amortized over the useful life of the patent. If the patent is not approved, the costs will be expensed. For new product candidates, patent applications and related expenses are expensed as incurred.

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

Contract Balances

Contract assets primarily relate to our right to consideration in exchange for products transferred to a customer in which our right to consideration is dependent upon the customer selling these products. As of June 30, 2020 and December 31, 2019, contract assets of $13,000 and $27,000, respectively, were included in other current assets in the consolidated balance sheets. As of June 30, 2020, contract liabilities of $13,000 was included in accrued expenses in the consolidated balance sheets. As of December 31, 2019, the Company had no contract liability.

Disaggregation of revenue

The following table disaggregates the Company’s net product sales by product:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Adzenys XR-ODT	$6,136	$7,241	$10,370	$13,898
Cotempla XR-ODT	5,423	6,513	13,538	12,286
Adzenys ER	45	146	235	331
Generic Tussionex	1,529	1,743	3,483	3,762
	$13,133	$15,643	$27,626	$30,277

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of June 30, 2020 and December 31, 2019, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOLs) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at June 30, 2020 and December 31, 2019, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The standard is effective for public entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption permitted for the new disclosures. The Company adopted ASU 2018-13 as of January 1, 2020 with no impact on its consolidated financial statements.

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

Note 3. Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities, which include warrants, outstanding stock options under the stock option plans and shares issuable in future periods, such as RSU awards, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position. Restricted stock is considered legally issued and outstanding on the grant date, while RSUs are not considered legally issued and outstanding until the RSUs vest. Once the RSUs vest, equivalent common shares will be issued or issuable to the grantee and therefore the RSUs are not considered for inclusion in total common shares issued and outstanding until vested. Pursuant to the terms of the agreement, the warrants to purchase common stock, originally issued as Series C Redeemable Convertible Preferred Stock Warrants, expired on July 22, 2020.

The following potentially dilutive securities outstanding as of June 30, 2020 and 2019 were excluded from consideration in the computation of diluted net loss per share of common stock for the three and six months ended June 30, 2020 and 2019, respectively, because including them would have been anti-dilutive:

	June 30,
	2020	2019
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	70,833	70,833
Stock options outstanding	5,694,871	4,528,342
RSUs outstanding	1,066,547	55,626

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)

Cash and cash equivalents	$12,679	$—	$—	$12,679
Total financial assets	$12,679	$—	$—	$12,679

Earnout liability	$—	$—	$30	$30
Derivative liability (see Note 7)	—	—	1,790	1,790
Total financial liabilities	$—	$—	$1,820	$1,820

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in thousands)

Cash and cash equivalents	$12,338	$4,492	$—	$16,830
Short-term investments	1,261	6,803	—	8,064
Total financial assets	$13,599	$11,295	$—	$24,894

Earnout liability	$—	$—	$30	$30
Derivative liability (see Note 7)	—	—	1,135	1,135
Total financial liabilities	$—	$—	$1,165	$1,165

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with an original maturity of 90 days or less at June 30, 2020 and December 31, 2019. Asset values were considered to approximate fair value due to their short-term nature.

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

The Company’s cash and cash equivalents and short-term investments had quoted prices at June 30, 2020 and December 31, 2019 as shown below:

	June 30, 2020
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value

	(in thousands)
Bank deposits and money market funds	$12,679	$—	$12,679
	$12,679	$—	$12,679

	December 31, 2019
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value

	(in thousands)
Bank deposits and money market funds	$13,599	$—	$13,599
Financial and corporate debt securities	11,294	1	11,295
	$24,893	$1	$24,894

The Company’s Level 3 liability included the fair value of the earnout liability and the fair values of the Encina and Deerfield derivative liabilities at June 30, 2020 and December 31, 2019.

The fair value of the Encina derivative liability was determined after taking into consideration valuations using the Probability Weighted Discounted Cash Flow method based on assumptions at June 30, 2020 and December 31, 2019. The fair value of the Deerfield derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at June 30, 2020 and December 31, 2019. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	Encina Derivative Liability		Deerfield Derivative Liability
Date of Valuation	6/30/2020	12/31/2019	6/30/2020	12/31/2019
Valuation Method	Discounted Cash Flow	Discounted Cash Flow	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	N/A	N/A	N/A
Time period from valuation until maturity of debt (yrs.)	1.9	2.4	1.9	2.4
Cumulative probability of a change in control prepayment implied by model	20.4%	23.9%	18%	23%
Cumulative probability of other accelerated prepayments implied by model	N/A %	N/A %	21%	10%
Discount rate	6.0%	6.0%	37.42%	25.34%
Fair value of liability at valuation date (thousands)	$47	$66	$1,743	$1,069

Significant changes to these assumptions would result in increases or decreases to the fair value of the debt derivative liabilities.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3
Liabilities
(in thousands)
Balance at December 31, 2019	$1,165
Change in fair value	655
Balance at June 30, 2020	$1,820

Note 5. Inventories

Inventories at the indicated dates consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Raw materials	$3,558	$3,679
Work in process	1,538	935
Finished goods	4,485	7,082
Inventory at cost	9,581	11,696
Inventory reserve	(851)	(686)
	$8,730	$11,010

Note 6. Accrued expenses

Accrued expenses as of June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Accrued savings offers	$9,726	$16,790
Accrued rebates	4,467	6,109
Accrued customer returns	3,761	5,122
Accrued wholesaler fees	2,241	5,014
Accrued payroll and benefits	4,051	4,485
Other accrued expenses	1,876	2,668
Total accrued expenses	$26,122	$40,188

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

The Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, engage in mergers and acquisitions or make asset sales without the prior written consent of the Lenders. A failure to comply with these covenants could permit the Lenders to declare the Company’s obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of June 30, 2020, the Company was in compliance with the covenants under the Loan Agreement.

In connection with the Loan Agreement, the Company evaluated to determine if the embedded components in the agreement qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $0.1 million for the fair value of the additional interest contingent upon a change in control. As of June 30, 2020, the fair value of the derivative was $47,000 (see Note 4).

Total interest expense on the short-term line of credit, including deferred financing costs amortization, was $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively. The Company incurred $1.3 million in financing costs, which are recorded as deferred financing costs and amortized over the term of the revolving loan as additional interest expense using an effective interest rate of 6.56%. For the three and six months ended June 30, 2020, deferred financing cost amortization of $0.1 million and $0.2 million, respectively, was charged to interest expense. The unamortized cost of $1.0 million as of June 30, 2020 was included in other assets in the condensed consolidated balance Sheets.

As of June 30, 2020, the Company had $4.5 million borrowing outstanding under the Revolving Loan and had $6.4 million available for borrowing.

Long-term debt

Long-term debt at the indicated dates consists of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Deerfield senior secured credit facility, net of discount of $3,124 and $1,982, respectively	$32,876	$43,768
Financing leases, maturing through May 2024	378	1,167

	33,254	44,935
Less current portion	(20,096)	(15,836)

Long-term debt	$13,158	$29,099

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

On June 1, 2017 (the “Amendment Date”), the Company and Deerfield entered into a First Amendment (the “Amendment”) to the Facility which extended the date to repay the Accrued Interest under the Facility to June 1, 2018 (the “PIK Maturity Date”), which could have been extended to June 1, 2019 at the election of the Company if certain conditions had been met as specified in the Amendment. The right to payment of the Accrued Interest was memorialized in the form of senior secured convertible notes (the “Convertible Notes”) issued to Deerfield on the Amendment Date. The $6.6 million of Convertible Notes was convertible into shares of the Company’s common stock at the noteholder’s option.

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

The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.1 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10%. As of June 30, 2020, the fair value of the derivative was $1.7 million (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company’s evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which was amortized using the effective interest method to interest expense over the one-year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital on June 1, 2017 in stockholders’ (deficit) equity in the Company’s financial statements.

In connection with the Facility, the Company paid a $1.4 million yield enhancement fee to Deerfield, approximately $0.2 million of legal costs to the Company’s attorneys and $0.1 million of legal costs on behalf of Deerfield’s attorneys, all of which were recorded as debt discount and amortized over the six-year term of the Facility, using the effective interest method.

On November 5, 2018, the Company and Deerfield entered into an amendment (the “Second Amendment”) to the Facility pursuant to which the Company agreed to pay $7.5 million of principal under the Facility otherwise due in May 2019 upon completion of an underwritten public offering of the Company’s shares of its common stock for gross proceeds of at least $30.0 million, plus additional shares of the Company’s shares of its common stock for additional gross proceeds of at least $4.5 million (the “November Offering”). The remaining $52.5 million of principal under the

Facility was and is due as follows: $7.5 million on May 11, 2019, $15.0 million on May 11, 2020 (the “2020 Principal Payment”), $15.0 million on May 11, 2021 and $15.0 million on May 11, 2022; provided, that the 2020 Principal Payment due date was to be extended to May 11, 2021 or May 11, 2022 subject to certain achievement of net sales during periods ending 2019 and 2020, respectively. The net sales milestone was not met for the period ending December 31, 2019. If all or any of the principal are prepaid or required to be prepaid under the Second Agreement prior to December 31, 2021, then the Company shall pay, in addition to such prepayment and accrued interest thereon, a prepayment premium equal to 6.25% of the amount of principal prepaid. Additionally, the Company shall pay all interest which, absent such prepayment, would have accrued on the principal prepaid through May 11, 2020 in connection with a prepayment due to a Change of Control of the Company or through December 31, 2020 in connection with any other prepayment, whether voluntary or in an Event of Default. If such prepayment occurs after December 31, 2021 then no prepayment premium is due. In addition, upon the payment in full of the Obligations (whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity Date), the Company shall pay to Deerfield a non-refundable exit fee in the amount of $750,239, which shall be due and payable in cash. Pursuant to the terms of the Facility, as amended, a $7.5 million principal payment was paid in cash in May 2019.

Pursuant to the Second Amendment, upon the effectiveness thereof, the Company amended and restated its outstanding notes under the Second Agreement in the form of senior secured convertible notes (the “A&R Notes”). Under the terms of the Second Amendment and the A&R Notes, beginning on or about May 11, 2019, the Company will have the right to pay principal and future interest in shares of Common Stock not to exceed 2,135,625 shares in the aggregate. The payment share price will be 93% of the lesser of (A) the Last Bid Price prior to the payment date and (B) the arithmetic average of the volume weighted average price on each of the ten consecutive trading days immediately preceding the payment date. Principal may not be satisfied at a price less than $3.00 per share, and the Company may not issue to Deerfield a number of shares upon any such payment to the extent that, upon such issuance, the number of shares beneficially owned by Deerfield and its affiliates would exceed 4.985% of the total number of shares of the Company’s common stock then issued and outstanding (the “4.985% Cap”). Additionally, Deerfield has the right to convert the remaining principal into shares of Common Stock not to exceed 3,796,668 shares in the aggregate (collectively, the “Conversion Shares”); provided, that the Lenders could have only converted up to 50% of the remaining principal on or before November 5, 2019. Deerfield’s per share conversion price will be 95% reducing to a maximum 83% by one full percentage point for each full or partial calendar month between the date of the applicable conversion and the date on which such principal payment would otherwise be due, of the greater of (A) the average of the volume weighted average prices per share of the Common Stock on the NASDAQ Global Market for the three trading day period immediately preceding such conversion, and (B) $10.00 (subject to adjustment for Stock Events e.g. stock dividend, stock split etc.) (the “Variable Price Conversion”). Deerfield may not acquire a number of shares upon any such conversion to the extent that, upon such conversion, the number of shares beneficially owned by Deerfield and its affiliates would exceed the 4.985% Cap.

In conjunction with the Second Amendment to the Facility and the related issuance of the A&R Notes, the Company entered into a Registration Rights Agreement (the “Second Registration Agreement”) pursuant to which the Company was required to file a registration statement with the SEC to register the Conversion Shares within 30 days from November 5, 2018, which was to become effective per the SEC no later than 75 days thereafter. The filing deadline was subsequently extended to December 21, 2018. The Company filed a registration statement on Form S-3 to comply with the Second Registration Agreement on December 11, 2018, which became effective on December 20, 2018. This filing covered 3,796,668 shares, which is the maximum number of shares that may be converted. The Company is also required to, among other things, maintain the effectiveness of such registration statement, continue to file the required SEC filings on a timely basis, use its best efforts to ensure that the registered securities are listed on each securities exchange on which securities of the same class or series as issued by the Company are then listed and comply with any Financial Industry Regulatory Agency (“FINRA”) requests. The Company’s obligations with respect to each registration end at the date which is the earlier of (a) when all of the Registrable Securities covered by such registration have been sold or (b) when Deerfield or any of its transferees or assignees under the Second Registration Agreement cease to hold any Registrable Securities. For each registration, the Company shall bear all reasonable expenses, other than underwriting discounts and commissions, and shall reimburse Deerfield or any assignee or transferee for up to $25,000 in legal fees. The Company expects to satisfy all of its obligations under the Second Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability had been recorded (see Note 12).

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

On May 6, 2020, the Company and Deerfield entered into an amendment (the “Fifth Amendment”) to the Facility pursuant to which the Company deferred $5.0 million of principal (“Deferred Principal”) otherwise due on May 11, 2020. The Company is required to pay the Deferred Principal in eight equal monthly installments beginning on September 11, 2020 and ending on April 11, 2021. Under the Amendment, Deerfield may convert up to $10.0 million of the remaining debt due under the Facility into the Company’s common stock at a conversion price of $1.50 per share. Any monthly payment otherwise due for the Deferred Principal will be deferred to May 11, 2021 for any month in which the Company’s common stock trades above $1.50 for 10 consecutive days. In addition, the Deferred Principal obligation is reduced by principal converted during the previous calendar month. A $250,000 incremental exit fee (the “Additional Exit Payment”) will be due in cash when the Facility is paid in full. Pursuant to the terms of the Facility, as amended, a $10.0 million principal payment was paid in cash on May 11, 2020. The remaining $35.0 million of principal under the Facility is due as follows: $5.0 million in equal monthly installments of $625,000 beginning in September 2020 and ending in April 2021, $15.0 million on May 11, 2021 (the “2021 Principal Payment”) and $15.0 million on May 11, 2022 (the “2022 Principal Payment”). In addition, upon the payment in full of the Obligations (whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity Date), the Company shall pay to Deerfield an additional non-refundable exit fee in the amount of $1,000,239 inclusive of the Additional Exit Payment, which shall be due and payable in cash.

Pursuant to the Fifth Amendment, upon the effectiveness thereof, the Company amended and restated the Senior Secured Convertible Notes (as amended and restated, the “Convertible Notes”) to provide for the conversion of up to $10.0 million of the remaining principal due under the facility into the Company’s common stock at a conversion price of $1.50 per share (the “Fixed Price Conversion”). The ability to issue shares upon a Fixed Price Conversion is also subject to customary beneficial ownership caps as described in the Convertible Notes. The Convertible Notes retained the Variable Price Conversion for any additional conversions, which remain subject to customary beneficial ownership caps and exchange caps as described therein. The shares of common stock issuable upon the Fixed Price Conversion and the Variable Price Conversion are referred to herein as the “Conversion Shares”.

The Company has accounted for the Fifth Amendment to the Facility Agreement and related Convertible Notes as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company’s evaluation of the Fifth Amendment identified no new derivative liability for the fair value of the change in control and other accelerated payment features. However, the Company’s evaluation identified new embedded conversion options that should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $1.7 million discount to the convertible notes for the incremental intrinsic value of the new embedded conversion option based upon the difference between the fair value of the underlying common stock on May 6, 2020 and the effective conversion price embedded in the Convertible Notes, which will be amortized using the effective interest method to interest expense over the remining term of the Convertible Notes. The Company recorded a $1.7 million corresponding credit to a fair value conversion feature on convertible notes classified as additional paid in capital on May 6, 2020 in stockholders’ (deficit) equity in the Company’s financial statements. The fees paid to or on behalf of the creditor for the debt modification totaled $36,000 and, together with the Additional Exit Payment of $250,000, were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the remaining term of the Facility.

Pursuant to the A&R Notes, if the Company fails to provide the number of Conversion Shares, then the Company would have to pay damages to Deerfield or subsequent holder or any designee for each day after the third business day after receipt of notice of conversion that such conversion is not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of June 30, 2020, the Company was in compliance with the covenants under the Facility.

Total interest expense on the Facility, including debt discount amortization, was $1.8 million and $3.6 million for the three and six months ended June 30, 2020, respectively, and $1.9 million and $4.0 million for the three and six months ended June 30, 2019, respectively. Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt and after the Fifth Amendment on May 6, 2020, using the effective interest rate of 21.3%, charged to interest expense and totaled $0.5 million and $0.8 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2019, respectively.

Financing lease obligations: Financing lease obligations consist of sale-leaseback and equipment leases, both of which included options to purchase at the end of the lease term. During the year ended December 31, 2017, the Company entered into an agreement with Essex Capital Corporation (“Essex”) for the sale-leaseback of newly acquired assets with a total capitalized cost of $3.2 million. The approximate imputed interest rate on these leases was 14.9%. The Essex leases matured in February 2020 and May 2020 and all lease buy-out liabilities were satisfied. During the year ended December 31, 2019, the Company entered into an equipment lease with a total capitalized cost of $0.4 million, with a bargain purchase option at the end of the lease term. The approximate interest rate on the lease is 6.5%. Interest expense on these leases was $16,000 and $45,000 for the three and six months ended June 30, 2020, respectively, and $0.1 million for each of the three and six months ended June 30, 2019.

Future principal payments of long-term debt including financing leases are as follows:

Period ending:	June 30,
(in thousands)

2021	$20,096
2022	16,102
2023	96
2024	84

Future principal payments	$36,378

Less unamortized debt discount related to long-term debt	(3,124)
Less current portion of long-term debt	(20,096)

Total long-term debt, net of current portion	$13,158

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

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019	Statement of Operations Classification

	(in thousands)		(in thousands)
Lease cost:
Operating lease cost	$269	$269	$538	$533	Cost of goods sold and operating expenses

Short-term lease cost	7	12	15	24	Cost of goods sold and operating expenses

Variable lease cost	53	59	106	112	Cost of goods sold and operating expenses
Finance lease cost:
Amortization of leased assets	117	133	251	252	Cost of goods sold
Interest on lease liabilities	16	58	45	122	Interest expense
Total net lease cost	$462	$531	$955	$1,043

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	June 30, 2020	December 31, 2019	Balance Sheet Classification

	(in thousands)
Leases:
Assets:
Operating lease assets	$2,791	$3,044	Operating lease right-of-use assets
Finance lease assets	402	2,580	Property, plant and equipment, net
Total leased assets	$3,193	$5,624

Liabilities:
Current:
Operating leases	$708	$681	Current portion of operating lease liabilities
Finance leases	96	836	Current portion of long-term debt
Noncurrent:
Operating leases	2,900	3,254	Operating lease liabilities
Finance leases	282	331	Long-term debt, net of current portion
Total lease liabilities	$3,986	$5,102

	June 30, 2020	December 31, 2019
Weighted-Average Remaining Lease Term (years)
Operating lease assets	4.3	4.7
Finance lease assets	3.7	1.8

Weighted-Average Discount Rate
Operating lease assets	15.0%	15.0%
Finance lease assets	6.4%	11.8%

Supplemental consolidated cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$612	$581
Operating cash flows from finance leases	46	121
Financing cash flows from finance leases	788	515

ROU assets obtained in exchange for new finance lease liabilities	—	406
ROU assets obtained in exchange for new operating lease liabilities	$—	$135

Maturities of lease liabilities are as follows:

	June 30, 2020
	Operating Leases	Finance Leases

	(in thousands)
2020 - remaining	$614	$59
2021	1,118	117
2022	1,060	115
2023	1,055	95
2024	1,106	40
Total lease payments	$4,953	$426
Less amount representing interest	(1,345)	(48)
Total lease obligations	$3,608	$378

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

During the six months ended June 30, 2020, the Company issued 17,841 shares of common stock pursuant to the conversion of vested RSUs and 4,582 shares of common stock pursuant to the exercise of vested stock options. During the year ended December 31, 2019, the Company issued 20,328 shares of common stock pursuant to the conversion of vested RSUs and 36,040 shares of common stock pursuant to the exercise of vested stock options.

On March 18, 2019, the Company filed a shelf registration statement covering the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2019 Shelf”), which was declared effective by the SEC on May 1, 2019. Effective as of August 12, 2019, the 2016 Shelf is no longer available for further primary offerings or sales of the Company’s securities. The Company simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf (the “Cantor Sales Agreement”). No sales have been made under the Cantor Sales Agreement during the six months ended June 30, 2020. As of June 30, 2020, $100.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the 2019 Shelf, including $30.0 million of the Company’s common stock which remained available to be sold under the Cantor Sales Agreement, subject to certain conditions specified therein.

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

The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s Compensation Committee, which has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s Compensation Committee may delegate authority to grant certain awards to the Company’s chief executive officer. Through June 30, 2020, the Company has granted options, restricted stock and RSUs under the 2015 Plan, or previously, the 2009 Plan. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock and to grant restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance-based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vested in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through June 30, 2020, 440,111 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. During the six months ended June 30, 2020, 6,247 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of June 30, 2020, 3,343,574 shares of common stock remain available for grant under the 2015 Plan.

In June 2018, the Company adopted the Neos Therapeutics, Inc. 2018 Inducement Plan (the “Inducement Plan”) which had 800,000 shares of common stock reserved and available for issuance. The Inducement Plan allows the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Inducement Plan is administered by the Company’s compensation committee. The exercise price per share for the stock covered by a stock award granted pursuant to the Inducement Plan shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the Inducement Plan expire after 10 years following the grant date. Under the Company’s employment agreement dated June 27, 2018 with Gerald McLaughlin, the Company’s Chief Executive Officer, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 600,000 shares of the Company’s common stock, which vests in equal annual installments over four years from Mr. McLaughlin’s start date. In addition, on July 30, 2018, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 200,000 shares of the Company’s common stock. The shares underlying this option shall vest subject to certain performance metrics to be evaluated for the fiscal year ending December 31, 2019. Certain criteria of the performance metrics for these options were not met as of December 31, 2019, resulting in forfeiture and cancelation of 100,000 shares during the six months ended June 30, 2020. As of June 30, 2020, 100,000 shares of common stock remain available for grant under the Inducement Plan.

Share-based Compensation Expense

The Company has reported share-based compensation expense for the three and six months ended June 30, 2020 and 2019, respectively, in its condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of goods sold	$65	$143	$151	$287
Research and development	75	115	160	205
Selling and marketing	60	91	153	211
General and administrative	611	673	1,249	1,193
	$811	$1,022	$1,713	$1,896

The total share-based compensation expense included in the table above is attributable to stock options and RSUs of $0.7 million and $0.1 million, respectively, for the three months ended June 30, 2020 and $1.5 million and $0.2 million, respectively, for the six months ended June 30, 2020. The total share based compensation expense included in the table above is attributable to stock options and RSUs of $1.0 million and $44,000, respectively, for the three months ended June 30, 2019 and $1.8 million and $0.1 million, respectively, for the six months ended June 30, 2019.

As of June 30, 2020, there was $4.1 million compensation costs, adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years for stock options and 1.6 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

During the six months ended June 30, 2020, the Company granted 1,956,250 options under the 2015 Plan. During the year ended December 31, 2019, the Company granted 2,119,708 options under the 2015 Plan.

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

The weighted-average key assumptions used in determining the fair value of options granted during the period indicated are as follows:

Six Months Ended
June 30, 2020
Estimated dividend yield	0.00%
Expected stock price volatility	73.71%
Weighted-average risk-free interest rate	0.98%
Expected life of option in years	6.25
Weighted-average option fair value at grant	$0.73

A summary of outstanding and exercisable options as of June 30, 2020 and December 31, 2019 and the activity from December 31, 2019 through June 30, 2020, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2019	4,430,966	$5.551	$53
Exercisable at December 31, 2019	1,518,972	$8.735	$31
Granted	1,956,250	1.128
Exercised	(4,582)	0.320
Expired, forfeited or cancelled	(687,763)	2.590
Outstanding at June 30, 2020	5,694,871	$4.390	$2
Exercisable at June 30, 2020	2,453,075	$6.955	$2

The weighted-average remaining contractual life of options outstanding and exercisable on June 30, 2020 was 8.3 and 7.2 years, respectively. The option exercise prices for all options granted January 1, 2020 through June 30, 2020 ranged from $0.69 per share to $1.62 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2019 was 8.2 and 6.9 years, respectively. The option exercise price for all options granted in the year ended December 31, 2019 ranged from $1.36 to $3.14 per share.

Restricted Stock Units

On March 2, 2020, the Company granted 741,750 RSUs to members of its management that vest in two equal annual installments, beginning March 2, 2021. On June 10, 2020, the Company granted 164,171 RSUs to its non-employee directors that will vest on the one-year anniversary of the grant date and 136,250 RSUs to employees that will vest in two equal annual installments beginning on June 10, 2021.

The Company satisfies its RSUs by issuing shares of the Company’s common stock when RSUs vest and are issued. In addition, when RSUs vest and are issued, RSU recipients may elect to have the Company withhold units as consideration for the tax withholding obligation for their vested RSUs. During the six months ended June 30, 2020, 19,687 vested RSUs were converted into an equivalent 17,841 shares of common stock. The Company withheld 1,846 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the six months ended June 30, 2020. During the year ended December 31, 2019, 21,251 vested RSUs were converted into an equivalent 20,328 shares of common stock. The Company withheld 923 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the year ended December 31, 2019.

A summary of outstanding RSUs as of June 30, 2020 and December 31, 2019 and the activity from December 31, 2019 through June 30, 2020, is presented below:

		Weighted-
	Number of	Average
	RSUs	Fair Value

Outstanding at December 31, 2019	54,063	$7.96
Granted	1,042,171	1.31
Vested	(19,687)	7.76
Expired, forfeited or cancelled	(10,000)	1.49
Outstanding at June 30, 2020	1,066,547	$1.53

Restricted stock

The Company did not issue any shares of restricted stock for the six months ended June 30, 2020, or for the year ended December 31, 2019. No vested restricted stock awards were settled during the six months ended June 30, 2020.

The Company had no unvested restricted stock as of June 30, 2020 and December 31, 2019. For the six months ended June 30, 2020, there were no shares of restricted stock granted or forfeited.

Note 11. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of June 30, 2020 and December 31, 2019.

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

Operating lease: The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for additional office space in Blue Bell, Pennsylvania, which commenced on May 1, 2016. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $0.1 million for each of the three and six months ended June 30, 2020 and 2019. Rent expense for these leases, excluding the share of operating expenses, was $0.2 million for each of the three months ended June 30, 2020 and 2019, and $0.5 million for each of the six months ended June 30, 2020 and 2019.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $0.4 million and $0.9 million of compensation expense for the three and six months ended June 30, 2020, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively, under the Bonus Plan.

Note 13. License agreements

On October 23, 2018, the Company entered into an Exclusive License Agreement (“NeuRx License”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted the Company an exclusive, worldwide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX-101, referred to by the Company as NT0502. NT0502 is a new chemical entity that is being developed by the Company for the treatment of sialorrhea, which is excessive salivation or drooling. Under the NeuRx License, the Company made an upfront payment of $0.2 million to NeuRx upon the execution of the agreement. During the six months ended June 30, 2020, the Company made a payment of $0.2 million following receipt of notice of allowance of the first Licensed Patent by the United States Patent and Trademark Office (“USPTO”), as defined in the NeuRx License. Such Licensed Patent subsequently was issued by the USPTO. Also, during the six months ended June 30, 2020, the Company met the completion of the first Pilot PK Study milestone, as defined in the NeuRx License, triggering a payment of $0.3 million that was made in April 2020. The Company may in the future be required to make certain development and milestone payments and royalties based on annual net sales, as defined in the NeuRx License. Royalties are to be paid on a country-by-country and licensed product-by-licensed product basis, during the period of time beginning on the first commercial sale of such licensed product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim in any licensed patent in such country that covers such licensed product in such country; and/or (ii) expiration of regulatory exclusivity of such licensed product in such country.

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

On May 6, 2020, the Company and Deerfield entered into the Fifth Amendment pursuant to which the Company deferred $5.0 million of principal otherwise due on May 11, 2020. The Company is required to pay the Deferred Principal in eight equal monthly installments beginning on September 11, 2020 and ending on April 11, 2021. Under the Amendment, Deerfield may convert up to $10.0 million of the remaining debt due under the Facility into the Company’s common stock at a conversion price of $1.50 per share. Any monthly payment otherwise due for the Deferred Principal will be deferred to May 11, 2021 for any month in which the Company’s common stock trades above $1.50 for 10 consecutive days. Also, pursuant to the Fifth Amendment, upon the effectiveness thereof, the Company amended and restated the Senior Secured Convertible Notes to provide for the conversion of up to $10.0 million of the remaining principal due under the facility into the Company’s common stock at a conversion price of $1.50 per share. The ability to issue shares upon a Fixed Price Conversion is also subject to customary beneficial ownership caps as described in the Convertible Notes. The Convertible Notes retained the Variable Price Conversion for any additional conversions, which remain subject to customary beneficial ownership caps and exchange caps as described therein. (see Note 7).

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

On May 11, 2020, we, upon the approval of our Board of Directors, announced a restructuring and reduction in force (the “Restructuring”) of approximately 25 percent of our workforce, or approximately 50 employees, as well as other cost savings initiatives intended to lower our annualized net operating cash burn. The Restructuring was completed in May 2020 and we recorded the total cost of $1.1 million, primarily related to severance costs and related expenses, of which $0.8 was paid during the three months ended June 30, 2020. The remaining balance of $0.3 million will be paid in the third and fourth quarters of 2020.

On October 23, 2018, we entered into an Exclusive License Agreement (the “License Agreement”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted us an exclusive, world-wide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX 101, referred to as NT0502. NT0502 is a selective anticholinergic agent that we are developing as an oral, once- or twice-daily treatment to reduce chronic sialorrhea in patients with neurological conditions associated with excessive salivation or drooling. In January 2020, we announced that we had completed dosing in a Phase 1 pilot pharmacokinetic study in healthy adults for NT0502. The top-line data confirms a formulation for further clinical development. In the fourth quarter of 2020, we plan to initiate a Phase 1 single ascending dose/multiple ascending dose study (“SAD/MAD study”) of NT0502.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $13.5 million and $16.9 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, we had accumulated deficits of approximately $347.3 million and $333.9 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including, among other things:

●	sales and marketing efforts for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER;

●	research and development activities for new product candidates;

●	post-marketing approval research activities for our approved products;

●	manufacture supplies for our nonclinical studies and planned clinical trials;

●	protection and enforcement of our intellectual property rights;

●	general operations as a public company; and

●	debt service costs on our existing debt facilities.

We believe that our working capital deficiency and our continued operating losses raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. See “—Sources of Liquidity” and Note 1 to the Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

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

We have responded by establishing task forces to monitor the situation, minimize the disruption to our business, and ensure the wellbeing of our employees. As announced on March 30, 2020, to help slow the spread of COVID-19, most of our employees began operating under a work-from-home policy in accordance with guidance issued by the Centers for Disease Control and Prevention (CDC), the WHO and state and local authorities. As such, our sales representatives were not visiting provider offices, which we believed was a necessary step to help protect patient health and facilitate providers’ attention to direct patient care.

Effective March 30, 2020, our organization, with the exception of a limited number of essential roles, began operating under a reduction in hours or, in certain cases, furlough for approximately six weeks. On May 11, 2020, we reopened our manufacturing facilities and our sales representatives began to again visit provider offices in addition to engaging in remote selling where necessary. Although much of the organization has since been brought back to full hours, in the future, it may be necessary to return to work-from-home arrangements for our employees because of restrictions related to COVID-19 and, as a result, we may again determine to reduce hours or, in certain cases, furlough employees. In such a case, our employees could find alternative employment and leave the Company, and we cannot provide assurance that our staff, when it returns from any such reduction in hours, will operate at the same level of effectiveness as before the reduction of hours.

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

We restructured our commercial efforts for our ADHD products in January 2019 to focus on more profitable business channels and market segments. We believe that a useful indicator of our progress in these efforts is average net price per pack, which is derived from net sales for each product divided by units of that product shipped. As we focus on selling in more profitable business channels and market segments, we would expect average net price per pack to increase. Following the restructuring, although product mix has changed, average net price per pack has increased. Unit shipments of Adzenys XR-ODT for the three and six months ended June 30, 2020 were 51,942 and 99,264, respectively, as compared to 61,987 and 122,800, respectively, for the three and six months ended June 30, 2019. Unit shipments of Cotempla XR-ODT for the three and six months ended June 30, 2020 were 38,417 and 87,523, respectively, as compared to 51,410 and 107,852, respectively, for the three and six months ended June 30, 2019. Blended average net price per pack (30-day supply) of our ODT products was $128 for the three months ended June 30, 2020, as compared to $121 for the same period in 2019.

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

Research and development

We expense research and development costs as they are incurred. Research and development expenses consist of costs incurred in the discovery and development of our product candidates, and primarily include:

●	expenses, including salaries, benefits, and share-based compensation expense, of employees engaged in research and development activities;

●	expenses incurred under third party agreements with contract research organizations (“CROs”), and investigative sites that conduct our clinical trials and a portion of our pre-clinical activities;

●	cost of raw materials, as well as manufacturing cost of our materials used in clinical trials and other development testing;

●	cost of facilities, depreciation and other allocated expenses;

●	fees paid to regulatory authorities for review and approval of our product candidates;

●	milestone payments earned in the performance of research and development for licensed products; and

●	expenses associated with obtaining and maintaining patents.

Direct development expenses associated with our research and development activities are allocated to our products and product candidates. Indirect costs related to our research and development activities that are not allocated to a product or product candidate are included in “Other Research and Development Activities” in the table below.

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cotempla XR-ODT	$13	$82	$44	$485
Adzenys ER	5	3	9	7
Adzenys XR-ODT	44	369	152	1,712
NT0502	95	155	755	214
Other Research and Development Activities (1)	1,166	1,400	2,398	2,788
	$1,323	$2,009	$3,358	$5,206

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

RESULTS OF OPERATIONS

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenues

The following table summarizes our revenues for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Net product sales	$13,133	$15,643	$(2,510)	(16.0)%

Net product sales were $13.1 million for the three months ended June 30, 2020, a decrease of $2.5 million, or 16.0%, compared to $15.6 million for the three months ended June 30, 2019. Sales from Cotempla XR-ODT decreased $1.1 million to $5.4 million for the three months ended June 30, 2020, compared to $6.5 million for the three months ended June 30, 2019. Sales from Adzenys XR-ODT decreased $1.0 million to $6.2 million for the three months ended June 30, 2020, compared to $7.2 million for the three months ended June 30, 2019. Sales from Adzenys ER was negligible for the three months ended June 30, 2020 and $0.1 million for the three months ended June 30, 2019. Sales from our generic Tussionex decreased $0.3 million to $1.5 million for the three months ended June 30, 2020, compared to $1.8 million for the three months ended June 30, 2019. During the three months ended June 30, 2020, wholesalers substantially reduced their inventory to below historical held-levels which resulted in reduced savings offer liability. We believe that revenue may have been negatively affected by decreased utilization of our products as a result of the COVID-19 pandemic. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net product sales may continue to be negatively impacted by the COVID-19 pandemic during the third quarter and potentially into the fourth quarter of 2020, depending on its duration.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Cost of goods sold	$5,878	$5,099	$779	15.3%

Cost of goods sold was $5.9 million for the three months ended June 30, 2020, an increase of $0.8 million, or 15.3%, compared to $5.1 million for the three months ended June 30, 2019. Product cost of goods sold decreased by $0.9 million due primarily to the lower quantity sold, compared to the three months ended June 30, 2019, offset by a $1.7 million increase in labor and indirect production aggregate costs resulting from an increase in unabsorbed costs related to reduction in quantity produced in our manufacturing facilities, in part due to the six-week reduction in hours and furlough implemented at our facilities due to the COVID-19 pandemic. Any decrease in product sales, as a result of the COVID-19 pandemic or otherwise, may result in a reduction in costs associated with the associated unit reduction in unit volume and potentially an increase in unabsorbed costs due to lower production requirements, resulting in a decrease in gross margin.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Research and development expenses	$1,323	$2,009	$(686)	(34.1)%

Research and development expenses were $1.3 million for the three months ended June 30, 2020, a decrease of $0.7 million, or 34.1%, compared to $2.0 million for the three months ended June 30, 2019. The decrease was primarily due to a $0.4 million decrease in clinical studies expenses, a $0.1 million decrease in professional services expenses and a $0.1 million decrease in product development expenses. It is anticipated the research and development expenses may increase as we advance our NT0502 product further into clinical development. However, although we do not currently expect the COVID-19 pandemic to affect our product development plans, any delay in our ability to access outsourced development operations and expertise as a result of the pandemic likely would result in a reduction in research and development expenses in future periods.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Selling and marketing expenses	$5,214	$7,269	$(2,055)	(28.3)%

Selling and marketing expenses were $5.2 million for the three months ended June 30, 2020, a decrease of $2.1 million, or 28.3%, compared to $7.3 million for the three months ended June 30, 2019. This decrease was primarily driven by lower travel and entertainment expenses of $0.8 million, lower team events and training expenses of $0.4 million, lower professional services expenses of $0.4 million, lower marketing expenses of $0.3 million and lower salary and incentive compensation expenses of $0.2 million, primarily resulting from reduced expenses due to the six-week reduction in hours and furlough implemented in the wake of the COVID-19 pandemic and in part due to the Restructuring in May 2020. These decreases were partially offset by higher contract sales organization expenses of $0.1 million.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
General and administrative expense	$3,593	$3,712	$(119)	(3.2)%

General and administrative expenses were $3.6 million for the three months ended June 30, 2020, a decrease of $0.1 million, or 3.2%, compared to $3.7 million for the three months ended June 30, 2019. The decrease was primarily driven by lower professional service expenses of $0.1 million and lower travel and entertainment expenses of $0.1 million, partially offset by higher administrative expenses of $0.1 million.

Interest expense

The following table summarizes interest expense for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Interest expense	$2,089	$1,987	$102	5.1%

The total interest expense was $2.1 million for the three months ended June 30, 2020, an increase of $0.1 million, or 5.1%, compared to $2.0 million for the three months ended June 30, 2019, primarily due to the increase in debt discount amortization resulting from the amendment to senior secured long-term credit facility with Deerfield and an increase in interest expense from the senior secured short-term line of credit facility with Encina, which we entered into in October 2019. The increase was partially offset by the decrease in interest expense resulting from the decrease in outstanding principal under the senior secured long-term credit facility with Deerfield. Interest expense primarily consists of interest on the senior secured long-term credit facility and senior secured short-term line of credit facility for the three months ended June 30, 2020, and interest on the senior secured long-term credit facility for the three months ended June 30, 2019.

Other (expense) income, net

The following table summarizes our other (expense) income for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Other (expense) income, net	$(544)	$670	$(1,214)	(181.2)%

Other expense, net, was $0.5 million for the three months ended June 30, 2020, an increase of $1.2 million, or 181.2%, compared to other income, net of $0.7 million for the three months ended June 30, 2019. The increase in other expense, net was primarily driven by a $1.1 million change in fair value of Deerfield debt derivative liability. Other (expense) income, net, mainly consisted of change in fair value of the Deerfield and Encina debt derivatives and interest income for the three months ended June 30, 2020. For the three months ended June 30, 2019, other income, net, consisted of change in fair value of the Deerfield debt derivative and interest income.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenues

The following table summarizes our revenues for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Net product sales	$27,626	$30,277	$(2,651)	(8.8)%

Net product sales were $27.6 million for the six months ended June 30, 2020, a decrease of $2.7 million, or 8.8%, compared to $30.3 million for the six months ended June 30, 2019. Sales from Cotempla XR-ODT increased $1.2 million to $13.5 million for the six months ended June 30, 2020, compared to $12.3 million for the six months ended June 30, 2019. Sales from Adzenys XR-ODT decreased $3.5 million to $10.4 million for the six months ended June 30, 2020, compared to $13.9 million for the six months ended June 30, 2019. Sales from Adzenys ER was $0.2 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. Sales from our generic Tussionex decreased $0.3 million to $3.5 million for the six months ended June 30, 2020, compared to $3.8 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, wholesalers substantially reduced their inventory to below historical held-levels which resulted in reduced savings offer liability. We believe that revenue may have been negatively affected by decreased utilization of our products as a result of the COVID-19 pandemic. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net product sales may continue to be negatively impacted by the COVID-19 pandemic during the third quarter and potentially into the fourth quarter of 2020, depending on its duration.

Cost of goods sold

The following table summarizes our cost of goods sold for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Cost of goods sold	$12,267	$11,495	$772	6.7%

Cost of goods sold was $12.3 million for the six months ended June 30, 2020, an increase of $0.8 million, or 6.7%, compared to $11.5 million for the six months ended June 30, 2019. Product cost of goods sold decreased by $1.6 million due primarily to the lower quantity sold, compared to the six months ended June 30, 2019, offset by a $2.4 million increase in labor and indirect production aggregate costs resulting from an increase in unabsorbed costs related to reduction in quantity produced in our manufacturing facilities, in part due to the six-week reduction in hours and furlough implemented at our facilities due to the COVID-19 pandemic. Any decrease in product sales, as a result of the COVID-19 pandemic or otherwise, may result in a reduction in costs associated with the associated unit reduction in unit volume and potentially an increase in unabsorbed costs due to lower production requirements, resulting in a decrease in gross margin.

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Research and development expenses	$3,358	$5,206	$(1,848)	(35.5)%

Research and development expenses were $3.3 million for the six months ended June 30, 2020, a decrease of $1.8 million, or 35.5%, compared to $5.2 million for the six months ended June 30, 2019. The decrease was primarily due to a $1.9 million decrease in clinical studies expenses, a $0.2 million decrease in product development expenses and a $0.2 million decrease in professional services expenses, partially offset by $0.5 million in milestone achievement license fees for NT0502, our product candidate for sialorrhea. It is anticipated the research and development expenses may increase as we advance our NT0502 product further into clinical development. However, although we do not currently expect the COVID-19 pandemic to affect our product development plans, any delay in our ability to access outsourced development operations and expertise as a result of the pandemic likely would result in a reduction in research and development expenses in future periods.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Selling and marketing expenses	$12,806	$14,338	$(1,532)	(10.7)%

Selling and marketing expenses were $12.8 million for the six months ended June 30, 2020, a decrease of $1.5 million, or 10.7%, compared to $14.3 million for the six months ended June 30, 2019. This decrease was primarily driven by lower travel and entertainment expenses of $0.7 million, lower team events and training expenses of $0.4 million, lower professional services expenses of $0.3 million, lower marketing expenses of $0.5 million and lower administrative expenses of $0.1 million, primarily resulting from reduced expenses due to the six-week reduction in hours and furlough implemented in the wake of the COVID-19 pandemic and in part due to the Restructuring in May 2020. These decreases were partially offset by higher salary and incentive compensation expenses of $0.5 million.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
General and administrative expense	$7,958	$7,505	$453	6.0%

General and administrative expenses were $8.0 million for the six months ended June 30, 2020, an increase of $0.5 million, or 6.0%, compared to $7.5 million for the six months ended June 30, 2019. The increase was primarily driven by higher salary and incentive compensation expenses of $0.3 million, higher professional service expenses of $0.2 million and higher administrative expenses of $0.1 million, partially offset by lower travel and entertainment expenses of $0.1 million.

Interest expense

The following table summarizes interest expense for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Interest expense	$4,126	$4,102	$24	0.6%

The total interest expense was $4.1 million for each of the six months ended June 30, 2020 and 2019. Interest expense primarily consists of interest on the senior secured long-term credit facility and senior secured short-term line of credit facility for the six months ended June 30, 2020, and interest on the senior secured long-term credit facility for the six months ended June 30, 2019.

Other (expense) income, net

The following table summarizes our other (expense) income for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Other (expense) income, net	$(569)	$1,006	$(1,575)	(156.6)%

Other expense, net, was $0.6 million for the six months ended June 30, 2020, an increase of $1.6 million, or $156.6%, compared to other income, net of $1.0 million for the six months ended June 30, 2019. The increase in other expense, net was primarily driven by a $1.3 million change in fair value of Deerfield debt derivative liability. Other (expense) income, net, mainly consisted of change in fair value of the Deerfield and Encina debt derivatives and interest income for the six months ended June 30, 2020. For the six months ended June 30, 2019, other income, net, consisted of change in fair value of the Deerfield debt derivative and interest income.

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

In February 2017, we entered into an agreement with Essex Capital Corporation for the sale-leaseback of newly acquired assets of up to $5.0 million to finance our capital expenditures. Each lease under this master agreement was for an initial term of 36 months and had a bargain purchase option at the end of the respective lease. Under this agreement, we entered into leases and sold assets with a total capitalized cost of $0.5 million and $2.7 million at effective interest rates of 14.3% and 14.9% on February 13, 2017 and June 30, 2017, respectively. The Essex leases matured in February 2020 and May 2020 and all lease buy-out liabilities were satisfied.

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

On November 8, 2018, we closed an underwritten public offering of 19,999,999 shares of our common stock at a public offering price of $2.30 per share, which includes 2,608,695 shares of our common stock resulting from the underwriters’ exercise of their over-allotment option at the public offering price. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $43.4 million. Also, on November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of the offering to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2019. Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain annual revenue milestones for the years ended December 31, 2019 and December 31, 2020 were achieved. The revenue milestone was not met for the period ending December 31, 2019. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes (the “A&R Notes”) issued under the Facility and certain other limitations, to convert principal under the A&R Notes into our common stock, subject to a floor ranging from 95% to 83% of $10.00 per share.

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

On May 6, 2020, we entered in to an agreement with Deerfield to further amend the Facility (the “Fifth Amendment”), under which we deferred $5.0 million of principal (“Deferred Principal”) otherwise due on May 11, 2020. We are required to pay the Deferred Principal in eight equal monthly installments beginning on September 11, 2020 and ending on April 11, 2021. We paid in cash the $10.0 million principal payment otherwise due on May 11, 2020. For additional description of this amendment, see “—Loan and Credit facilities” below.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of June 30, 2020, we had $12.7 million in cash and cash equivalents. We believe that our working capital deficiency and our continued operating losses raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. We will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations, service our debt obligations and to further execute our business plan. Alternatively, we may be required to take measures to reduce our expenses or renegotiate our debt facilities. Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products, as well as market developments.

Our plans that are intended to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern are primarily focused on raising additional capital in order to meet our obligations and execute our business plan or otherwise to reduce our expenses or renegotiate our debt facilities. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness; and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Alternatively, any efforts to reduce our expenses may adversely impact our ability to sustain revenue-generating activities or otherwise operate our business, and there can be no assurance that we will be able to renegotiate our debt facilities on commercially reasonable terms or at all. As a result, there can be no assurance we will be successful in implementing our plans to alleviate this substantial doubt about our ability to continue as a going concern.

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six months ended
	June 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Net cash (used in) provided by:
Net cash used in operating activities	$(5,530)	$(7,860)	$2,330
Net cash provided by (used in) investing activities	7,799	(4,855)	12,654
Net cash used in financing activities	(6,420)	(8,006)	1,586
Net decrease in cash and cash equivalents	$(4,151)	$(20,721)	$16,570

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

Net cash used in operating activities was $5.5 million and $7.9 million for the six months ended June 30, 2020 and 2019, respectively. The $2.4 million decrease in net cash used in operating activities was due to the $2.1 million increase in our net losses, as discussed in “Results of Operations” above, offset by a $1.3 million increase in noncash items and a $3.2 million decrease in cash usage for working capital.

The net decrease in cash usage for working capital changes resulted primarily from a $4.3 million decrease in cash usage for inventory, $1.5 million increase in cash provided from accounts receivable primarily due to timing of collections in the first six months of 2020 and $0.3 million decrease in cash usage for other assets mainly associated with prepaid expenses, partially offset by a $2.9 million increase in cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments. The increase in noncash items was principally due to a $1.3 million increase in the fair value change of derivative liabilities and a $0.4 million increase in amortization of senior debt issuance costs and discounts, partially offset by a $0.2 million decrease in share-based compensation expenses and a $0.2 million decrease in amortization of patents and other intangible assets.

Cash provided by (used in) investing activities

Net cash provided by (used in) investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash provided by investing activities of $7.8 million for the six months ended June 30, 2020 was primarily from a $11.1 million sales and maturities of short-term investments, partially offset by a $3.0 million purchase of short-term investments and $0.3 million of capital expenditure principally for production equipment.

Net cash used by investing activities of $4.9 million for the six months ended June 30, 2019 was primarily due to a $7.2 million purchase of short-term investments, partially offset by the $2.8 million sales and maturities of short-term investments and $0.4 million of capital expenditure principally for production equipment.

Cash used in financing activities

Net cash used in financing activities of $6.4 million for the six months ended June 30, 2020 was primarily from a $10.0 million principal payment of senior secured long-term debt, a $0.8 million principal payment of finance lease obligations and $0.1 million payment of debt financing costs related to the senior secured short-term line of credit, partially offset by a net $4.5 million draw made on the senior secured short-term line of credit.

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

On November 5, 2018, we entered into a Second Amendment to the Facility with Deerfield under which we used $7.5 million of proceeds of an underwritten public offering of shares of our common stock, which closed on November 8, 2018, to prepay $7.5 million of principal on the Facility otherwise due on May 11, 2019. Pursuant to the Second Amendment, the schedule of principal repayments under the facility was further modified to allow for the $15.0 million payment otherwise due on May 11, 2020 to be deferred until either May 2021 or May 2022 if certain annual revenue milestones for the years ended December 31, 2019 and December 31, 2020 were achieved. The revenue milestone was not met for the period ending December 31, 2019. Finally, the Second Amendment provides us with a right, subject to the terms and conditions of the Facility and certain other limitations, to make interest and principal payments through the issuance of our common stock, and provides Deerfield with a right, subject to the terms and conditions of the Facility and the amended and restated convertible notes and certain other limitations, to convert outstanding principal under such notes into our common stock, subject to a floor ranging from of 95% to 83% of $10.00 per share (“Variable Price Conversion”).

On May 6, 2020, the Company and Deerfield entered into an amendment (the “Fifth Amendment”) to the Facility pursuant to which the Company deferred $5.0 million of principal (“Deferred Principal”) otherwise due on May 11, 2020. The Company is required to pay the Deferred Principal in eight equal monthly installments beginning on September 11, 2020 and ending on April 11, 2021. Under the Amendment, Deerfield may convert up to $10.0 million of the remaining debt due under the Facility into the Company’s common stock at a conversion price of $1.50 per share. Any monthly payment otherwise due for the Deferred Principal will be deferred to May 11, 2021 for any month in which the Company’s common stock trades above $1.50 for 10 consecutive days. In addition, the Deferred Principal obligation is reduced by principal converted during the previous calendar month. A $250,000 incremental exit fee (the “Additional

Exit Payment”) will be due in cash when the Facility is paid in full. Pursuant to the terms of the Facility, as amended, a $10.0 million principal payment was paid in cash on May 11, 2020. The remaining $35.0 million of principal under the Facility is due as follows: $5.0 million in equal monthly installments of $625,000 beginning in September 2020 and ending in April 2021, $15.0 million on May 11, 2021 (the “2021 Principal Payment”), $15.0 million on May 11, 2022 (the “2022 Principal Payment”). In addition, upon the payment in full of the Obligations (whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity Date), the Company shall pay to Deerfield an additional non-refundable exit fee in the amount of $1,000,239 inclusive of the Additional Exit Payment, which shall be due and payable in cash.

Under the Fifth Amendment, upon the effectiveness thereof, the Company amended and restated the Senior Secured Convertible Notes (as amended and restated, the “Convertible Notes”) to provide for the conversion of up to $10.0 million of the remaining principal due under the facility into the Company’s common stock at a conversion price of $1.50 per share (the “Fixed Price Conversion”). The ability to issue shares upon a Fixed Price Conversion is also subject to customary beneficial ownership caps as described in the Convertible Notes. The Convertible Notes retained the Variable Price Conversion for any additional conversions, which remain subject to customary beneficial ownership caps and exchange caps as described therein. The shares of common stock issuable upon the Fixed Price Conversion and the Variable Price Conversion are referred to herein as the “Conversion Shares”.

Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under finance lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of June 30, 2020, we were in compliance with the covenants under the Facility.

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

The Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, require us to satisfy certain capital expenditure and other financial covenants, and restrict our ability to incur liens, incur additional indebtedness, engage in mergers and acquisitions or make asset sales without the prior written consent of the Lenders. Failure to comply with these covenants could permit the lenders to declare our obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of June 30, 2020, we were in compliance with the covenants under the Loan Agreement.

During the year ended December 31, 2017, we entered into an agreement for the sale-leaseback of newly acquired assets with a total capitalized cost of $3.2 million, with bargain purchase option at the end of the lease. The approximate imputed interest rate on these leases was 14.9%. The leases matured in February 2020 and May 2020 and all lease buy-out liabilities were satisfied. In addition, during the year ended December 31, 2019, we entered into an equipment lease with a total capitalized cost of $0.4 million, with a bargain purchase option at the end of the lease term. The approximate interest rate on the lease was 6.5%. See “Contractual Commitments and Obligations” below for future payments under these leases.

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

We believe that working capital and our continued operating losses raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. See “—Sources of Liquidity” and Note 1 to the Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

We have based our estimate of our future operating requirements on assumptions that may prove to be wrong, resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

●	the costs of operating our sales, marketing and distribution capabilities;

●	the market acceptance of our products and, if approved, product candidates and related success in commercializing and generating sales from our products and, if approved, product candidates, that we may develop;

●	the costs of our manufacturing capabilities to support our commercialization activities, including any costs associated with adding new capabilities;

●	the costs and timing involved in obtaining regulatory approvals for our new product candidates;

●	the timing and number of product candidates for which we obtain regulatory approval;

●	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

●	the number and characteristics of new product candidates that we pursue;

●	the direct and indirect impact of COVID-19 on our business and operations, including product sales, expenses, supply chain, manufacturing, research and development costs, clinical trials and employees; and

●	our ability to hire qualified employees at salary levels consistent with our estimates to support our growth and development, including additional general and administrative personnel as a result of increased product sales and commercial operations, as well as sales and marketing personnel to commercialize our approved products.

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following table reflects summaries of our estimates of future material contractual obligations as of June 30, 2020. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter

	(In thousands)
Deerfield senior secured facility	$42,056	$24,200	$17,856	$—	$—
Texas facility operating lease	4,725	1,005	2,086	1,634	—
Finance leases for equipment	426	117	222	87	—
Pennsylvania facility operating lease	130	130	—	—	—
Equipment operating leases	97	64	33	—	—
Earnout liability	30	—	—	—	30
	$47,464	$25,516	$20,197	$1,721	$30

We had borrowed $60.0 million under the Deerfield Facility. On November 5, 2018, we amended the facility and prepaid $7.5 million otherwise due in May 2019. We further amended the facility on May 6, 2020 and deferred $5.0 million otherwise due on May 11, 2020. Pursuant to the terms of the Facility, as amended, we made a $7.5 million principal payment in May 2019 and a further $10.0 million on May 11, 2020, and we currently have a principal balance of $35.0 million of senior secured credit as of June 30, 2020. The payments above are inclusive of related interest amounts as of June 30, 2020.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of June 30, 2020, we had cash and cash equivalents of $12.7 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Interest risk

The interest rates on our long-term notes payable are fixed. Therefore, we are not exposed to market risk from changes in interest rates as it relates to these interest bearing obligations. We are subject to interest rate changes on our LIBOR-based variable interest rate under our senior secured short-term line of credit facility. As of June 30, 2020, we had $4.5 million borrowings outstanding under this line of credit facility.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act of 1934, as amended, (the “Exchange Act”), our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as a result of the material weakness in our internal control over financial reporting as described below and in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of June 30, 2020. Notwithstanding the material weakness, our management believes that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows in conformity with GAAP.

In connection with the preparation of our financial statements for the period ended June 30, 2020, we concluded that we had a material weakness in internal control over financial reporting related to accounting for debt issuance costs and discounts in connection with the Fifth Amendment to our credit facility dated May 6, 2020. Due to the complexities involving debt and equity issuances in determining if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in our financial statements, we sought and received technical accounting guidance from a third-party provider. Although in the analysis we did identify an embedded conversion option, the analysis did not comprehensively address nor did we fully follow our policy for the accounting treatment by timely recording the associated debt discount for the difference in the fair value of conversion options. This deficiency did not result in the revision of any of our previously issued financial statements. However, if not addressed, the deficiency could result in material misstatement in the future. In response, we are taking a number of actions designed to improve our internal control over financial reporting to remediate this material weakness. These efforts include testing of conclusions for non-routine complex transactions, testing of adherence to our policies and procedures and evaluating alternative third-party providers for technical accounting expertise.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to remediating this material weakness. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite transitioning our workforce responsible for such controls to a remote working environment as a result of the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness. For the six months ended June 30, 2020 there have been no changes in the design and operating effectiveness to our internal controls over financial reporting.

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

We have incurred significant net losses of $13.5 million for the six months ended June 30, 2020, and $16.9 million for the year ended December 31, 2019. As of June 30, 2020 and December 31, 2019, we had accumulated deficits of $347.3 million and $333.9 million, respectively. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations primarily through the sale of equity and debt securities and payments received under collaborative arrangements. Our company has limited operating history commercializing branded products, and our Branded Products will continue to require substantial investment to support sales. In addition, our product candidates will require substantial additional investment in the future. Despite this investment, we may never secure regulatory approvals or, even if approved, generate product sales from these product candidates. In the near term, we expect to continue to incur substantial operating expenses in connection with the manufacturing and commercialization of our products, the development of our product candidates and the operation of our business. Because of the numerous risks and uncertainties associated with our commercial products and the development of our product candidates, we are unable to accurately predict the timing or amount of our revenues and expenses, whether we will have sufficient funding available to us, or when, if ever, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our common stock, would necessitate our need to obtain additional funding for us to continue operations, and could impair our ability to raise capital, expand our business, continue our development efforts, or diversify our product offerings, among other things. A decline in the value of our company also could cause you to lose all or part of your investment.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the expenses associated with our sales, marketing, distribution and commercial manufacturing efforts for our Branded Products and any other potential product candidates;

●	our ability to successfully commercialize our Branded Products, and to continue to increase the level of sales in the marketplace;

●	the rate of progress and cost of our trials and other product development programs for our other product candidates;

●	the costs and timing of in-licensing additional product candidates or acquiring other complementary technologies, assets or companies;

●	the actions of our competitors and their success in selling competitive product offerings; and

●	the status, terms and timing of any collaborative, licensing, co-promotion or other arrangements.

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

On May 11, 2016, we entered into a senior secured credit facility with Deerfield as lender of which $35.0 million of senior secured credit is outstanding as of June 30, 2020. Under our agreement, as amended, we are required to make payments of $5.0 million in equal monthly installments of $625,000 beginning in September 2020 and ending in April 2021, $15.0 million in May 2021, and a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly at a rate of 12.95% per year. On October 2, 2019, we entered into a loan agreement with Encina pursuant to which Encina will extend up to $25.0 million in secured revolving loans to us for general corporate purposes. Any loans under this agreement bear variable interest through maturity at the one-month LIBOR, plus an applicable margin of 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. As of June 30, 2020, we had $4.5 million borrowing outstanding under this facility. All obligations under our credit facilities are secured by substantially all of our existing property and assets subject to certain exceptions. These debt financings and any future debt financings may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of June 30, 2020 and December 31, 2019, we had accumulated deficit of $347.3 million and $333.9 million, respectively. Although we have strategies and plans to achieve profitability through revenue growth, we expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to market our approved products and continue to develop and seek marketing approval for our product candidates.

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

We expect our operating results to be subject to quarterly and annual fluctuations. Based on the historical data from our currently marketed products, we expect that any revenues we generate will fluctuate from quarter to quarter and year to year as a result of the timing of our commercialization efforts and seasonal trends with respect to ADHD diagnosis and use of medicinal products in the management of this disorder. Our net loss and other operating results will be affected by numerous factors, including:

●	our ability to establish and maintain an effective sales and marketing infrastructure;

●	variations in the level of expenses related to our commercialization efforts and the development of additional clinical programs;

●	competition from existing products or new products that may emerge;

●	the level of market acceptance for any approved product candidates and underlying demand for that product, seasonality in the use of that product by end-users and wholesalers’ buying patterns;

●	regulatory developments affecting our products and product candidates;

●	our dependency on third-party manufacturers to supply components of our product candidates;

●	potential side effects of our future products that could delay or prevent commercialization or cause an approved drug to be taken off the market;

●	any delays in regulatory review and approval of our product candidates;

●	any intellectual property infringement lawsuit in which we may become involved; and

●	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

Our common stock is currently listed on the Nasdaq Global Market, or Nasdaq, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. Since April 17, 2020, our common stock has traded at closing bid prices below $1.00. If our common stock trades at closing bid prices below $1.00 for a period in excess of 30 consecutive business days, or if we are unable to satisfy any other continued listing requirement, Nasdaq may take steps to delist our common stock. On June 2, 2020, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). On April 17, 2020, in light of market conditions resulting from the impact of the COVID-19 pandemic, Nasdaq announced temporary relief from certain of its listing requirements, including the $1.00 minimum closing bid price requirement, through June 30, 2020. As a result of these changes, while Nasdaq will continue to notify companies about new instances of non-compliance through such date, compliance periods for such new instances will not begin until July 1, 2020. Therefore, since our common stock remained below the minimum closing bid price threshold during the prescribed time, our 180-day initial compliance period commenced on July 1, 2020. If Nasdaq takes steps to delist our common stock, we would then evaluate our options to restore compliance with the applicable continued listing requirement, which options may include pursuing a reverse stock split to restore compliance with the $1.00 minimum closing bid price requirement. Nasdaq may also decline to continue our listing if we undertake multiple reverse stock splits for compliance with the $1.00 minimum bid price requirement. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock and adversely affect our ability to obtain financing for the continuation of our operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We have in the past and may in the future experience ownership changes as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, pursuant to the Tax Cuts and Jobs Act of 2017, we may not carry back net operating losses to prior years and we may not use net operating losses generated in 2018 and later to reduce our taxable income in any year by more than 80%. However, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), modifies this law temporarily, and allows net operating losses (NOLs) originating in 2018, 2019 or 2020 to be carried back five years. Additionally the CARES Act eliminated the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. The 80% limitation is reinstated for tax years after 2020. Net operating losses generated prior to 2018 are available to fully offset future taxable income. These rules apply in addition to those imposed under Section 382 as the result of an “ownership change.”

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

Such deficiencies may be deemed to be significant deficiencies or material weaknesses that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further remedial action. In connection with the preparation of our financial statements for the period ended June 30, 2020, we concluded that we had a material weakness in internal control over financial reporting related to accounting for debt issuance costs and discounts in connection with the Fifth Amendment to our credit facility. In response, we are taking a number of actions designed to improve our internal control over financial reporting to remediate this material weakness. These efforts include testing of conclusions for non-routine complex transactions, testing of adherence to our policies and procedures and evaluating alternative third-party providers for technical accounting expertise.

We expect to continue our efforts to improve our control processes, though there can be no assurance that our efforts will ultimately be successful or avoid potential future material weaknesses, and we expect to continue incurring additional costs as a result of these efforts. Management remains committed to the implementation of remediation efforts to address these material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

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

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which will be out of our direct control. These service providers may provide key services related to, among other things, distribution, customer service, accounts receivable management and cash collection. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand may be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient or if they fail to comply with various requirements, we could be subject to regulatory sanctions

RISKS RELATED TO COMMERCIALIZATION

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

Our ability to generate product revenues is dependent on our ability to successfully commercialize our Branded Products, and any other product candidates that we may identify and develop or for which we may obtain approval. Our ability to successfully commercialize our products and product candidates depends on, among other things, our ability to:

●	manufacture commercial quantities of our Branded Products and, if approved, any other product candidates that we may develop at acceptable cost levels; and

●	successfully establish and/or maintain sales and marketing capabilities to commercialize our Branded Products and, if approved, any other product candidates that we may develop.

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

While we have established internal and external capabilities for the sale, marketing and distribution of our Branded Products, there is no guarantee that we will be successful in the commercialization of our products. We currently have a limited sales history for our Branded Products. Although we have established a focused, specialty sales and marketing organization of approximately 45 representatives to promote our approved products in the United States, these commercialization capabilities have only been recently established, and we may need to expand our sales force if we decide to undertake additional commercialization activities on our own, which will be costly and time-consuming. We cannot be certain that we will reap the benefits of our commercialization efforts of our Branded Products compared to the cost of such efforts. Our prior experience in the marketing, sale and distribution of pharmaceutical products is limited to our generic Tussionex product and, before the commercial launch of Adzenys XR-ODT, we had no prior experience, as a company, in the marketing, sale and distribution of branded pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to successfully hire, retain and incentivize qualified individuals, generate sufficient and appropriate customer targets, provide adequate training to sales and marketing personnel, effectively manage a geographically dispersed sales and marketing team and successfully negotiate with managed care and third-party payors. Any failures associated with the operation or expansion of our internal and external sales, marketing and distribution capabilities could adversely impact the commercialization of these products.

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

If we fail to comply with applicable regulatory requirements, the FDA may, for example:

●	issue untitled or warning letters asserting that we are in violation of the Federal Food, Drug and Cosmetic Act (the “FDCA”);

●	impose restrictions on the marketing or manufacturing of any product or product candidate that we may develop;

●	seek an injunction or impose civil, criminal and/or administrative penalties, damages, assess monetary fines, or require disgorgement;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve a pending NDA or supplements to an NDA submitted by us with respect to any product candidate that we may develop; or

●	seize the product.

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

Our ability to successfully commercialize our Branded Products will depend on, among other things, our ability to:

●	establish and maintain relationships with third-party suppliers for the active pharmaceutical ingredient (“API”), in our Branded Products;

●	manufacture and produce, through a validated process, sufficiently large quantities and inventory of our Branded Products to permit successful commercialization;

●	establish and/or build and maintain a wide variety of internal and external sales, distribution and marketing capabilities sufficient to support commercial sales of our products;

●	establish collaborations with third parties for the commercialization of our products in countries outside the United States, and such collaborators’ ability to obtain regulatory and reimbursement approvals in such countries;

●	secure widespread acceptance of our products by physicians, health care payors, patients and the medical community;

●	properly price and obtain adequate coverage and reimbursement of the product by governmental authorities, private health insurers, managed care organizations and other third-party payors;

●	maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements; and

●	manage our spending related to our commercialization efforts.

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

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We face significant existing competition in the United States and, if approved, would face significant competition in markets outside the United States, from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example:

●	amphetamine XR is currently marketed in the United States by (i) Takeda Pharmaceutical Company Limited under the brand names Adderall XR®, Vyvanse®, and Mydayis® and (ii) Tris Pharma, Inc. (“Tris”), under the brand name Dyanavel XR®; and

●	methylphenidate is marketed in the United States by (i) Janssen Pharmaceuticals, Inc. under the brand name Concerta®, (ii) Tris under the brand names Quillivant XR® and QuilliChew ER®, (iii) Rhodes Pharmaceuticals LP under the brand name Aptensio XR®, (iv) Ironshore Pharmaceuticals Inc. under the brand name Jornay PM™, (v) Osomotica Pharmaceuticals plc under the name Methylphenidate HCl ER 72 mg Tablets, (vi) Novartis under the brand names Focalin XR® and Ritalin LA® and (vii) Adlon Therapeutics L.P., a subsidiary of Purdue Pharma L.P., under the name Adhansia XR™.

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

We believe that our ability to successfully compete will depend on, among other things:

●	the ability to commercialize and market any of our products and product candidates that receive regulatory approval;

●	the price paid by customers for our products and product candidates that receive regulatory approval, including in comparison to branded or generic competitors;

●	the efficacy and safety of our products and product candidates, including as relative to marketed products and product candidates in development by third parties;

●	the ability to manufacture on a cost-effective basis and sell commercial quantities of our products and product candidates that receive regulatory approval;

●	acceptance of any of our products and product candidates that receive regulatory approval by physicians and other healthcare providers;

●	the time it takes for our product candidates to complete clinical development and receive marketing approval;

●	the ability to maintain a good relationship with regulatory authorities;

●	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicaid and Medicare; and

●	the ability to protect intellectual property rights related to our product and product candidates.

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

If we fail to produce our products or product candidates in the volumes that are required on a timely basis, we may face penalties from wholesalers and contracted retailers of our products and delays in the development and commercialization of our product candidates.

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

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities, our manufacturing operations and our commercialization efforts. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread globally. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economies and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. However, these government policies and directives are subject to change and many companies, including ours, maintain a work-from-home policy for office employees, and have implemented policies for our researchers and manufacturing workers designed to provide for a safe environment while maintaining progress on important laboratory research and commercial product supply.

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

●	Effective March 30, 2020, our organization, with the exception of a limited number of essential roles, operated under a reduction in hours or, in certain cases, furlough for approximately six weeks. On May 11, 2020, we reopened our manufacturing facilities and our sales representatives began to again visit provider offices in addition to engaging in remote selling where necessary. Although much of the organization has since been brought back to full hours, in the future, it may be necessary to return to work-from-home arrangements for our employees because of restrictions related to COVID-19 and, as a result, we may again determine to reduce hours or, in certain cases, furlough employees. In such a case, our employees could find alternative employment and leave the Company, and we cannot provide assurance that our staff, when it returns from any such reduction in hours, will operate at the same level of effectiveness as before the reduction of hours. In addition, adoption of work-from-home requirements could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

●	We believe that revenue for the quarter ended June 30, 2020 may have been negatively affected by decreased utilization of our products as a result of the COVID-19 pandemic. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net product sales may continue to be negatively impacted by the COVID-19 pandemic during the third quarter and potentially into the fourth quarter of 2020, depending on its duration.

●	Given the economic downturn and increased unemployment in the U.S. related to COVID-19, millions of individuals have lost or may lose their employer-based insurance coverage, which may adversely affect our ability to commercialize our products. In addition, market disruption and rising unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations.

●	We are currently evaluating our product candidate NT0502 as a potential treatment for chronic sialorrhea in patients with neurological conditions associated with excessive salivation or drooling. In the second half of 2020, we plan to initiate a Phase 1 single ascending dose/multiple ascending dose study (“SAD/MAD study”) of NT0502. We are aware that some trial sponsors have encountered challenges in conducting clinical activities during the ongoing COVID-19 pandemic that have impacted the timing of trials, including delays in site initiation, site closures and restrictions on site visits, and we may similarly experience such challenges in our planned clinical trial.

●	We currently rely on third parties to, among other things, manufacture raw materials and active pharmaceutical ingredients, perform quality testing and supply other goods and services to run our business. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted.

●	Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. For example, in April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, including NT0502.

●	The trading prices for our common stock and other specialty pharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “Affordable Care Act” or “ACA”), was signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

●	mandatory rebates for drugs sold into the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans.

●	the 340B Drug Pricing Program under the Public Health Service Act has been extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities.

●	pharmaceutical companies are required to offer discounts on branded drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”

●	pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense.

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

Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

●	The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments will remain in effect through 2027 unless additional Congressional action is taken.

●	The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

For our product and any product candidates that obtain regulatory approval and are marketed in the United States, our arrangements with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by U.S. federal and state governments and foreign jurisdictions in which we conduct our business. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

●	The federal Anti-Kickback Statute, makes it illegal for any person, including a prescription drug or biologic manufacturer (or a party on its behalf) to knowingly and willfully solicit, receive, offer or pay remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, either the referral of an individual, or the purchase, recommendation, order or prescription of a particular item, drug or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Violations of this law are punishable by prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute.

●	The federal civil and criminal false claims laws, including the False Claims Act, and federal civil monetary penalties imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false, fraudulent or fictitious claims for payment by a federal healthcare program or knowingly making a false statement or record material to payment of a false claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and the potential implication of various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

●	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and falsifying, concealing or covering up by any trick and trade a material fact, or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items, or services in relation to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements on covered entities and their business associates, relating to the privacy, and security of individually identifiable health information, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties applicable to business associates, and gave state attorneys general new authority to file civil actions for damage or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

●	The Physician Payments Sunshine Act, enacted as part of the Affordable Care Act which imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program for certain payments and other “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

●	Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information. Some states mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. State and foreign laws also govern the privacy and security of health information in certain circumstances. Such data privacy and security laws may differ from one another in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

●	higher than expected acquisition and integration costs;

●	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	increased amortization expenses;

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

●	inability to motivate key employees of any acquired businesses.

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

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

●	could determine that we cannot rely on the 505(b)(2) regulatory approval pathway for any future product candidate that we may identify and develop;

●	could determine that the information provided by us was inadequate, contained clinical deficiencies or otherwise failed to demonstrate safety and effectiveness of any of our product candidates for any indication;

●	may not find the data from bioequivalence studies and/or clinical trials sufficient to support the submission of an NDA or to obtain marketing approval in the United States, including any findings that the safety risks outweigh clinical and other benefits of our product candidates;

●	may require us to conduct additional bioequivalence studies to demonstrate that the proposed commercial product is bioequivalent to the batch used in clinical trials;

●	may disagree with our trial design or our interpretation of data from nonclinical studies, bioequivalence studies and/or clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our trials;

●	may determine that we inappropriately relied on a certain listed drug or drugs for our 505(b)(2) NDA or that approval of our applications for any future product candidate is blocked by patent or non-patent exclusivity of the listed drug or drugs;

●	may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the supply of the API used in our product candidates;

●	may identify deficiencies in our own manufacturing processes or our proposed scale-up of the manufacturing processes or facilities for the production of our product candidates;

●	may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;

●	may change its approval policies or adopt new regulations; or

●	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

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

Further, if any of our products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution;

●	the FDA may require implementation of a REMS;

●	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

●	we may be required to change the way the product is administered or conduct additional clinical trials;

●	we may need to voluntarily recall our products

●	we could be sued and held liable for harm caused to patients; or

●	our reputation may suffer.

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

We intend to identify, develop and market additional product candidates if we complete IND-enabling activities; however, we may not be able to commence or complete the clinical trials, including those with respect to NT0502, that would support the submission of an NDA to the FDA. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Clinical trials can be delayed or prevented for a number of reasons, including:

●	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays due to backlogs of trials at limited numbers of study centers;

●	failure of our third-party contractors, such as CROs and CMOs, or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner;

●	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;

●	difficulties obtaining IRB approval to conduct a clinical trial at a prospective site;

●	the FDA requiring alterations to any of our study designs, our nonclinical strategy or our manufacturing plans;

●	challenges recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including size and nature of subject population, proximity of subjects to clinical sites, eligibility criteria for the trial, nature of trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

●	difficulties maintaining contact with subjects after treatment, which results in incomplete data;

●	receipt by a competitor of marketing approval for a product targeting an indication that our product targets;

●	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a trial, or a data safety monitoring board overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	unforeseen safety issues, including serious adverse events associated with a product candidate, or lack of effectiveness; and

●	lack of adequate funding to continue the clinical trial.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the pharmaceutical industry generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

●	third parties bringing claims against us may have more resources than us to litigate claims against us;

●	substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

●	a court prohibiting us from selling our product or any product candidate approved in the future, if any, unless the third party licenses its rights to us, which it is not required to do;

●	if a license is available from a third party, we may have to pay substantial royalties, fees or grant cross-licenses to our intellectual property rights; and

●	redesigning any of our products and product candidates so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering, in July 2015 at a price of $15.00 per share, our stock price has ranged from $0.60 to $28.99, through August 3, 2020. Our stock price could be subject to wide fluctuations in the future in response to a variety of factors, including the following:

●	failure to successfully execute our commercialization strategy with respect to our Branded Products, or any other approved potential product candidate in the future;

●	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

●	adverse results or delays in clinical trials, if any;

●	significant lawsuits, including patent or stockholder litigation;

●	inability to obtain additional funding;

●	failure to successfully develop and commercialize our product candidates;

●	changes in laws or regulations applicable to our products and product candidates;

●	inability to manufacture adequate amounts of product supply or obtain adequate amounts of components of our product supply for our products, or the inability to do so at acceptable prices;

●	unanticipated serious safety concerns related to the use of our generic Tussionex, our Branded Products or any future potential product candidates;

●	adverse regulatory decisions;

●	introduction of new products or technologies by our competitors;

●	failure to meet or exceed product development or financial projections we provide to the public;

●	failure to meet or exceed the estimates and projections of the investment community;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors, or perceptions regarding unsolicited public acquisition proposals of our company;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	changes in the market valuations of similar companies;

●	sales of our common stock by us or our stockholders in the future; and

●	trading volume of our common stock.

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

As of June 30, 2020, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 35.6% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to exert significant influence over matters such as the elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

●	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

●	limiting the removal of directors by the stockholders;

●	creating a classified board of directors;

●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

●	eliminating the ability of stockholders to call a special meeting of stockholders; and

●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

As disclosed in this Report, our financial statements for the period ended June 30, 2020 (the “Subject Fiscal Quarter”) have been prepared on a going concern basis, as we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. Pursuant to our Facility Agreement, dated as of May 11, 2016, among us, our subsidiary guarantors party thereto, Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P., as lenders, and Deerfield MGMT, L.P., as collateral agent, as amended (the “Facility Agreement”), no financial statements delivered by us may contain any explanatory paragraph expressing substantial doubt as to going concern status (a “Going Concern Exception”; and the requirement that there be no such Going Concern Exception, the “Going Concern Condition”). On August 10, 2020, we and our subsidiary guarantors entered into a Limited Waiver with the lenders and the collateral agent, pursuant to which, such lenders and collateral agent waived the Going Concern Condition solely with respect to the Subject Fiscal Quarter and solely during the period commencing on August 10, 2020 and ending on the earliest to occur of (i) the date on which the quarterly financial statements for the quarter ending September 30, 2020 are filed with the SEC, (ii) November 9, 2020, and (iii) the first date following the waiver on which an Event of Default, as defined in the Facility Agreement, has occurred and is continuing (other than, for the avoidance of doubt, an Event of Default arising solely as a result of our failure to satisfy the Going Concern Condition with respect to the Subject Fiscal Quarter).

ITEM 6.     EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	9/4/15	001-37508

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	3.2	9/4/15	001-37508

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	7/13/15	333-205106

4.2	Description of Capital Stock.	10-K	4.3	3/13/20	001-37508

4.3	Form of Second Amended and Restated Senior Secured Convertible Note..	8-K	4.1	5/7/20	001-37508

10.1	Fifth Amendment to Facility Agreement, dated as of May 6, 2020, by and among Neos Therapeutics, Inc., the guarantor parties thereto, Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. and Deerfield Mgmt, L.P., as collateral agent (including schedules and exhibits thereto).	8-K	10.1	5/7/20	001-37508

10.2	Neos Therapeutics, Inc. Non-Employee Director Compensation Policy dated June 10, 2020.	8-K	10.1	6/11/20	001-37508

10.3	U.S. Small Business Administration Paycheck Protection Program Note dated April 18, 2020 by and between the Registrant and First Republic Bank.	10-Q	10.3	5/11/20	001-37508

10.4+*	Second Amendment to Employment Agreement, by and between the Registrant and Gerald McLaughlin, dated as of April 1, 2020.

10.5+*	Third Amendment to Employment Agreement, by and between the Registrant and Gerald McLaughlin, dated as of June 18, 2020.

10.6+*	Second Amendment to Amended and Restated Employment Agreement, by and between the Registrant and Richard I. Eisenstadt, dated as of April 1, 2020.

10.7+*	Third Amendment to Amended and Restated Employment Agreement, by and between the Registrant and Richard I. Eisenstadt, dated as of June 18, 2020.

10.8+*	Second Amendment to Employment Agreement, by and between the Registrant and John M. Limongelli, dated as of April 1, 2020.

10.9+*	Third Amendment to Employment Agreement, by and between the Registrant and John M. Limongelli, dated as of June 18, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) BRL Instance Document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document.

104*	Cover page Interactive Date File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Neos Therapeutics, Inc.

Date:	August 10, 2020	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)