Form 10-Q
period 2020-09-30
Neos Therapeutics, Inc.
filed 2020-11-09
CIK 1467652

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2020: 49,756,656 shares.

NEOS THERAPEUTICS, INC.

Summary of Risk Factors

The following list summarizes what we believe to be the principal risks relevant to our company. The below summary is further elaborated on by the full text of the risk factors provided in the “Risk Factors” section of this Quarterly Report. All capitalized terms in this section not defined herein shall have the meanings given to them elsewhere in this Quarterly Report.

●	We do not have enough existing cash resources to fund our operations for the next twelve months and if we are unable to secure additional capital, we may be required to seek strategic alternatives, including but not limited to a potential business combination or a sale of our company or our business, or reduce or cease our operations.

●	We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

●	We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

●	If we fail to satisfy all applicable Nasdaq continued listing requirements, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

●	We rely on third parties to perform many essential services for our commercial products, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to continue to commercialize our products will be significantly impacted and we may be subject to regulatory sanctions.

●	We are heavily dependent on the commercial success of our commercial products. We have not generated substantial revenues from the sales of these products, or any sales revenues from any of our product candidates, if approved, and we may never achieve or maintain profitability.

●	If our sales and marketing efforts for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER (collectively, our “Branded Products”) are not successful, and if we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market, distribute and sell our other product candidates, if approved, we may be unable to generate significant revenue.

●	Our business is subject to extensive regulatory requirements, and our approved products and any product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

●	The commercial success of our Branded Products depends upon attaining market acceptance by physicians, patients, third-party payors and the medical community.

●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

●	If we are unable to differentiate our products or product candidates from branded drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, our ability to successfully commercialize such products or product candidates would be adversely affected.

●	If we fail to produce our products or product candidates in the volumes that are required on a timely basis, we may face penalties from wholesalers and contracted retailers of our products and delays in the development and commercialization of our product candidates.

●	The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research and development, manufacturing and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

●	If our sole manufacturing facility becomes damaged or inoperable or we decide to or are required to vacate our facility, our ability to manufacture our Branded Products, our generic Tussionex or future potential product candidates for clinical development, may be jeopardized. Our inability to continue manufacturing adequate supplies of our products could adversely affect our ability to generate revenues.

●	Amphetamine, methylphenidate and hydrocodone are Schedule II controlled substances under the Controlled Substances Act, and any failure to comply with this Act or its state equivalents would have a negative impact on our business.

●	Our failure to successfully identify, develop and market additional product candidates could impair our ability to grow.

●	If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.

●	An NDA submitted under 505(b)(2) may subject us to a patent infringement lawsuit that would delay or prevent the review or approval of our product candidate.

●	If our intellectual property related to our products or product candidates is not adequate, we may not be able to compete effectively in our market.

●	Our drug development strategy relies heavily upon the 505(b)(2) regulatory approval pathway, which requires us to certify that we do not infringe upon third-party patents covering approved drugs. Such certifications typically result in third-party claims of intellectual property infringement, the defense of which would be costly and time consuming, and an unfavorable outcome in any litigation may prevent or delay our development and commercialization efforts which would harm our business.

●	The market price of our common stock may be highly volatile and investors in our common stock could incur substantial losses.

●	Our principal stockholders and management own a significant percentage of our shares and will be able to exert significant influence over matters subject to stockholder approval.

●	Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

●	We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$12,744	$16,830
Short-term investments	—	8,064
Accounts receivable, net of allowances for chargebacks and cash discounts of $1,899 and $4,848 at September 30, 2020 and December 31, 2019, respectively	20,386	26,563
Inventories, net	8,436	11,010
Prepaid expenses and other current assets	2,443	4,092
Total current assets	44,009	66,559

Property and equipment, net	5,824	7,345
Operating lease right-of-use assets	2,655	3,044
Intangible assets, net	11,074	12,543
Other assets	1,022	1,382
Total assets	$64,584	$90,873

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$8,443	$6,650
Accrued expenses	31,233	40,188
Current portion of operating lease liabilities	693	681
Short-term line of credit	7,320	—
Current portion of long-term debt	19,472	15,836
Total current liabilities	67,161	63,355

Long-Term Liabilities:
Long-term debt, net of current portion	13,720	29,099
Operating lease liabilities	2,741	3,254
Derivative liability	1,456	1,135
Other long-term liabilities	58	160
Total long-term liabilities	17,975	33,648

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 49,788,895 and 49,755,094 shares issued and outstanding, respectively, at September 30, 2020; 49,766,472 and 49,732,671 shares issued and outstanding, respectively, at December 31, 2019	50	50
Treasury stock, at cost, 33,801 shares at September 30, 2020 and December 31, 2019	(352)	(352)
Additional paid-in capital	332,004	328,056
Accumulated deficit	(352,254)	(333,885)
Accumulated other comprehensive income	—	1
Total stockholders' deficit	(20,552)	(6,130)
Total liabilities and stockholders' deficit	$64,584	$90,873

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Net product sales	$12,535	$17,540	$40,161	$47,817

Cost of goods sold	5,120	6,447	17,387	17,942
Gross profit	7,415	11,093	22,774	29,875

Research and development expenses	1,310	1,551	4,668	6,757
Selling and marketing expenses	4,844	7,125	17,650	21,463
General and administrative expenses	4,177	2,850	12,135	10,355

Loss from operations	(2,916)	(433)	(11,679)	(8,700)

Interest expense	(2,005)	(1,869)	(6,131)	(5,971)
Other income (expense), net	12	251	(557)	1,257

Loss before income taxes	(4,909)	(2,051)	(18,367)	(13,414)
Income tax expense	2	—	2	—
Net loss	$(4,911)	$(2,051)	$(18,369)	$(13,414)

Weighted average common shares outstanding used to compute net loss per share, basic and diluted	49,755,094	49,730,755	49,747,076	49,720,780

Net loss per share of common stock, basic and diluted	$(0.10)	$(0.04)	$(0.37)	$(0.27)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(4,911)	$(2,051)	$(18,369)	$(13,414)
Other comprehensive loss:
Net unrealized loss on short-term investments	—	(1)	(1)	—

Total other comprehensive loss	$—	$(1)	$(1)	$—

Comprehensive loss	$(4,911)	$(2,052)	$(18,370)	$(13,414)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares)

(unaudited)

	Three Months Ended September 30,
	2020		2019
	Shares	Amount	Shares	Amount
Preferred Stock
Balance as of the beginning of the period	—	$—	—	$—
Balance as of the end of the period	—	—	—	—
Common Stock
Balance as of the beginning of the period	49,788,895	50	49,764,076	50
Shares issued for exercise of stock options	—	—	833	—
Balance as of the end of the period	49,788,895	50	49,764,909	50
Treasury Stock
Balance as of the beginning of the period	(33,801)	(352)	(33,801)	(352)
Balance as of the end of the period	(33,801)	(352)	(33,801)	(352)
Additional Paid-In Capital
Balance as of the beginning of the period		331,472		327,035
Share-based compensation expense		532		636
Balance as of the end of the period		332,004		327,671
Retained Earnings
Balance as of the beginning of the period		(347,343)		(328,346)
Net loss		(4,911)		(2,051)
Balance as of the end of the period		(352,254)		(330,397)
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		—		1
Net unrealized loss on investments		—		(1)
Balance as of the end of the period		—		—
Total stockholders' deficit		$(20,552)		$(3,028)

	Nine Months Ended September 30,
	2020		2019
	Shares	Amount	Shares	Amount
Preferred Stock
Balance as of the beginning of the period	—	$—	—	$—
Balance as of the end of the period	—	—	—	—
Common Stock
Balance as of the beginning of the period	49,766,472	50	49,710,104	50
Issuance of common stock upon RSU conversion	17,841	—	18,765	—
Shares issued for exercise of stock options	4,582	—	36,040	—
Balance as of the end of the period	49,788,895	50	49,764,909	50
Treasury Stock
Balance as of the beginning of the period	(33,801)	(352)	(33,801)	(352)
Balance as of the end of the period	(33,801)	(352)	(33,801)	(352)
Additional Paid-In Capital
Balance as of the beginning of the period		328,056		325,130
Recognition of fair value conversion feature on convertible notes		1,703		—
Shares issued for exercise of stock options		2		11
Payroll tax withheld for RSU releases		(2)		(2)
Share-based compensation expense		2,245		2,532
Balance as of the end of the period		332,004		327,671
Retained Earnings
Balance as of the beginning of the period		(333,885)		(316,983)
Net loss		(18,369)		(13,414)
Balance as of the end of the period		(352,254)		(330,397)
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		1		—
Net unrealized loss on investments		(1)		—
Balance as of the end of the period		—		—
Total stockholders' deficit		$(20,552)		$(3,028)

See notes to condensed consolidated financial statements.

Neos Therapeutics, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(18,369)	$(13,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,245	2,532
Depreciation and amortization of property and equipment	1,439	1,551
Amortization of patents and other intangible assets	1,503	1,486
Changes in fair value of earnout, derivative and warrant liabilities	321	(778)
Amortization of senior debt issuance costs and discounts	1,794	1,017
Amortization of short-term investment purchase discounts	(32)	(68)
Loss (gain) on sale of equipment	323	(6)
Other adjustments	(102)	—
Changes in operating assets and liabilities:
Accounts receivable	6,177	(1,076)
Inventories	2,574	(1,309)
Other assets	1,648	2,276
Accounts payable	1,900	(6,182)
Accrued expenses	(8,953)	2,030
Operating lease liabilities	(112)	(78)
Net cash used in operating activities	(7,644)	(12,019)

Cash Flows From Investing Activities:
Purchases of short-term investments	(2,992)	(9,182)
Sales and maturities of short-term investments	11,087	7,258
Proceeds from sale of equipment	—	2
Capital expenditures	(241)	(748)
Intangible asset expenditures	(34)	(57)
Net cash provided by (used in) investing activities	7,820	(2,727)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	2	11
Payments made on borrowings	(11,437)	(8,301)
Proceeds from short-term line of credit	87,190	—
Payments made on short-term line of credit	(79,870)	—
Proceeds from paycheck protection program loan	3,583	—
Payment of paycheck protection program loan	(3,583)	—
Payments of deferred financing costs	(145)	(156)
Payment of payroll taxes withheld for releases of restricted stock units	(2)	(2)
Net cash used in financing activities	(4,262)	(8,448)

Decrease in cash and cash equivalents	(4,086)	(23,194)

Cash and Cash Equivalents:
Beginning	16,830	46,478
Ending	$12,744	$23,284

Supplemental Disclosure of Noncash Transactions:
Fair value conversion feature incurred on convertible notes	$1,703	$—
Exit Fee liability incurred in connection with Fifth Amendment to Facility	$250	$—
Deferred debt financing costs included in accounts payable	$10	$—
Acquired equipment under finance lease	$—	$406
Finance lease liability from purchase of equipment	$—	$406
Supplemental Cash Flow Information:
Interest paid	$4,097	$5,051

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of approximately $18.4 million during the nine months ended September 30, 2020 and $16.9 million and $51.7 million during the years ended December 31, 2019 and 2018, respectively. The Company had an accumulated deficit of approximately $352.3 million as of September 30, 2020. Cash used in operating activities was approximately $7.6 million and $12.0 million for the nine months ended September 30, 2020 and 2019, respectively. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations and the ability of the Company to obtain necessary financing to fund ongoing operations and service its debt obligations, or otherwise to reduce its expenses or to renegotiate its debt facilities. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

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

Note 2. Summary of significant accounting policies

Basis of presentation: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim period have been included. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any period thereafter. The audited consolidated financial statements as of and for the year ended December 31, 2019 included information and footnotes necessary for such presentation and were included in the Neos Therapeutics, Inc. Annual Report on Form 10-K filed with the SEC on March 13, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019.

Principles of consolidation: At September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019, the consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Liquidity: During 2019 and the three and nine months ended September 30, 2020, the Company incurred operating losses and used cash to fund operations. Management intends to achieve profitability through revenue growth from its currently marketed pharmaceutical products. The Company does not anticipate it will be profitable until such time as revenues from Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER increase substantially over current levels. On October 2, 2019, the Company entered into a senior secured credit agreement with Encina Business Credit, LLC (“Encina”) as agent for the lenders (the “Loan Agreement”), in which Encina will extend up to $25.0 million in secured Revolving Loans to the Company, of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivables. Accordingly, management has performed the review required for going concern accounting and does not believe the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Quarterly Report on Form 10-Q.

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

Short-term investments: Short-term investments, if any, consist of debt securities that have original maturities greater than three months but less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of material tax effects, as accumulated other comprehensive income or loss, which is a separate component of stockholders’ deficit. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in other income in the consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies or corporate institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date, if any, as non-current assets.

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

Fixed lease payments are recognized over the expected term of the lease using the effective interest method. Variable lease expenses that are not considered fixed, or in substance fixed, are expensed as incurred. Fixed and variable lease expense on operating leases are recognized within cost of goods sold and operating expenses in the Company’s consolidated statements of operations. ROU asset amortization and interest costs on financing leases are recorded within cost of goods sold and interest expense, respectively, in the Company’s consolidated statements of operations. The Company has elected the short-term lease exemption and recognizes a short-term lease expense over lease terms of 12 months or less.

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

Contract Balances

Contract assets primarily relate to our right to consideration in exchange for products transferred to a customer in which our right to consideration is dependent upon the customer selling these products. As of September 30, 2020 and December 31, 2019, contract assets of $10,000 and $27,000, respectively, were included in other current assets in the consolidated balance sheets. As of September 30, 2020, contract liabilities of $49,000 was included in accrued expenses in the consolidated balance sheets. As of December 31, 2019, the Company had no contract liability.

Disaggregation of revenue

The following table disaggregates the Company’s net product sales by product:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Adzenys XR-ODT	$6,177	$8,794	$16,547	$22,692
Cotempla XR-ODT	5,596	7,227	19,134	19,513
Adzenys ER	102	232	337	563
Generic Tussionex	660	1,287	4,143	5,049
	$12,535	$17,540	$40,161	$47,817

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

Management evaluates the Company’s tax positions in accordance with guidance on accounting for uncertainty in income taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination. As of September 30, 2020 and December 31, 2019, the Company has unrecognized tax benefits associated with uncertain tax positions in the consolidated financial statements. These uncertain tax positions were netted against net operating losses (NOLs) with no separate reserve for uncertain tax positions required.

Deferred tax assets should be reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. In evaluating the objective evidence that historical results provide, the Company considered that three years of cumulative operating losses was significant negative evidence outweighing projections for future taxable income. Therefore, at September 30, 2020 and December 31, 2019, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Recent accounting pronouncements: In June 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)— Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features that are not required to be accounted for as derivatives. The amendments in this update are effective for public entities that are smaller reporting companies, as defined by the SEC, for the fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted through a modified retrospective or full retrospective method. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if contract modifications are made on or before December 31, 2022. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the adoption of ASU 2020-04 and does not expect it to have a material impact to the consolidated financial statements.

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

Note 3. Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities, which include warrants, outstanding stock options under the stock option plans and shares issuable in future periods, such as RSU awards, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position. Restricted stock is considered legally issued and outstanding on the grant date, while RSUs are not considered legally issued and outstanding until the RSUs vest. Once the RSUs vest, equivalent common shares will be issued or issuable to the grantee and therefore the RSUs are not considered for inclusion in total common shares issued and outstanding until vested. Pursuant to the terms of the agreement, the warrants to purchase common stock, originally issued as Series C Redeemable Convertible Preferred Stock Warrants, expired on July 22, 2020 and are no longer a potentially dilutive security.

The following potentially dilutive securities outstanding as of September 30, 2020 and 2019 were excluded from consideration in the computation of diluted net loss per share of common stock for the three and nine months ended September 30, 2020 and 2019, respectively, because including them would have been anti-dilutive:

	September 30,
	2020	2019
Series C Redeemable Convertible Preferred Stock Warrants (as converted)	—	70,833
Stock options outstanding	5,501,539	4,547,797
RSUs outstanding	1,066,547	55,626

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

The following table presents the hierarchy for the Company’s financial instruments measured at fair value on a recurring basis for the indicated dates:

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)

Cash and cash equivalents	$12,744	$—	$—	$12,744
Total financial assets	$12,744	$—	$—	$12,744

Earnout liability	$—	$—	$30	$30
Derivative liability (see Note 7)	—	—	1,456	1,456
Total financial liabilities	$—	$—	$1,486	$1,486

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in thousands)

Cash and cash equivalents	$12,338	$4,492	$—	$16,830
Short-term investments	1,261	6,803	—	8,064
Total financial assets	$13,599	$11,295	$—	$24,894

Earnout liability	$—	$—	$30	$30
Derivative liability (see Note 7)	—	—	1,135	1,135
Total financial liabilities	$—	$—	$1,165	$1,165

The Company’s Level 1 assets included bank deposits, certificates of deposit and actively traded money market funds with an original maturity of 90 days or less at September 30, 2020 and December 31, 2019. Asset values were considered to approximate fair value due to their short-term nature.

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

The Company’s cash and cash equivalents and short-term investments had quoted prices at September 30, 2020 and December 31, 2019 as shown below:

	September 30, 2020
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value

	(in thousands)
Bank deposits and money market funds	$12,744	$—	$12,744
	$12,744	$—	$12,744

	December 31, 2019
	Amortized	Unrealized	Market
	Cost	Gain / (Loss)	Value

	(in thousands)
Bank deposits and money market funds	$13,599	$—	$13,599
Financial and corporate debt securities	11,294	1	11,295
	$24,893	$1	$24,894

The Company’s Level 3 liability included the fair value of the earnout liability and the fair values of the Encina and Deerfield derivative liabilities at September 30, 2020 and December 31, 2019.

The fair value of the Encina derivative liability was determined after taking into consideration valuations using the Probability Weighted Discounted Cash Flow method based on assumptions at September 30, 2020 and December 31, 2019. The fair value of the Deerfield derivative liability was determined after taking into consideration valuations using the Monte Carlo method based on assumptions at September 30, 2020 and December 31, 2019. The methodologies and significant inputs used in the determination of the fair value of the debt derivative liability were as follows:

	Encina Derivative Liability		Deerfield Derivative Liability
Date of Valuation	9/30/2020	12/31/2019	9/30/2020	12/31/2019
Valuation Method	Discounted Cash Flow	Discounted Cash Flow	Monte Carlo	Monte Carlo
Volatility (annual)	N/A	N/A	N/A	N/A
Time period from valuation until maturity of debt (yrs.)	1.6	2.4	1.6	2.4
Cumulative probability of a change in control prepayment implied by model	18.3%	23.9%	15%	23%
Cumulative probability of other accelerated prepayments implied by model	N/A %	N/A %	21%	10%
Discount rate	6.0%	6.0%	35.55%	25.34%
Fair value of liability at valuation date (thousands)	$36	$66	$1,420	$1,069

Significant changes to these assumptions would result in increases or decreases to the fair value of the debt derivative liabilities.

Changes in Level 3 liabilities measured at fair value for the periods indicated were as follows:

Level 3
Liabilities
(in thousands)
Balance at December 31, 2019	$1,165
Change in fair value	321
Balance at September 30, 2020	$1,486

Note 5. Inventories

Inventories at the indicated dates consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Raw materials	$2,790	$3,679
Work in process	1,943	935
Finished goods	4,650	7,082
Inventory at cost	9,383	11,696
Inventory reserve	(947)	(686)
	$8,436	$11,010

Note 6. Accrued expenses

Accrued expenses as of September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Accrued savings offers	$12,608	$16,790
Accrued rebates	6,002	6,109
Accrued customer returns	3,787	5,122
Accrued wholesaler fees	2,513	5,014
Accrued payroll and benefits	4,184	4,485
Other accrued expenses	2,139	2,668
Total accrued expenses	$31,233	$40,188

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

The Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, engage in mergers and acquisitions or make asset sales without the prior written consent of the Lenders. A failure to comply with these covenants could permit the Lenders to declare the Company’s obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of September 30, 2020, the Company was in compliance with the covenants under the Loan Agreement.

In connection with the Loan Agreement, the Company evaluated to determine if the embedded components in the agreement qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of

$0.1 million for the fair value of the additional interest contingent upon a change in control. As of September 30, 2020, the fair value of the derivative was $36,000 (see Note 4).

Total interest expense on the short-term line of credit, including deferred financing costs amortization, was $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively. The Company incurred $1.3 million in financing costs, which are recorded as deferred financing costs and amortized over the term of the revolving loan as additional interest expense using an effective interest rate of 6.56%. For the three and nine months ended September 30, 2020, deferred financing cost amortization of $0.2 million and $0.4 million, respectively, was charged to interest expense. The unamortized cost of $0.9 million as of September 30, 2020 was included in other assets in the condensed consolidated balance Sheets.

As of September 30, 2020, the Company had $7.3 million borrowing outstanding under the Revolving Loan and had $5.5 million available for borrowing.

Long-term debt

Long-term debt at the indicated dates consists of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Deerfield senior secured credit facility, net of discount of $2,538 and $1,982, respectively	$32,837	$43,768
Financing leases, maturing through May 2024	355	1,167

	33,192	44,935
Less current portion	(19,472)	(15,836)

Long-term debt	$13,720	$29,099

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

The Company has accounted for the Amendment as a debt modification as the instruments were not substantially different; therefore, the remaining debt discount on the original Facility is being amortized using the effective interest method over the remaining term of the modified debt. The Company evaluated the Amendment together with the Convertible Notes to determine if those contracts or embedded components of those contracts qualified as derivatives requiring separate recognition. This evaluation identified a derivative liability of $2.1 million for the fair value of the change in control and other accelerated payment features as the prepayment fees resulted in premiums that were greater than 10%. As of September 30, 2020, the fair value of the derivative was $1.4 million (see Note 4). As the change in control and other accelerated payments terms, including the prepayment fees, were applied to the entire debt per the terms of the amended Facility, the corresponding debt discount will be amortized using the effective interest method over the remaining term of the Facility. The fees paid to or on behalf of the creditor for the debt modification totaled $40,000 and were recorded as additional debt discount on the amended Facility to be amortized to interest expense using the effective interest method over the term of the Facility. The Company’s evaluation also determined that the embedded conversion options should not be bifurcated as derivatives from the Convertible Notes host instruments. Therefore, the Company recorded a $0.6 million discount to the convertible notes for the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock on June 1, 2017 and the effective conversion price embedded in the Convertible Notes, which was amortized using the effective interest method to interest expense over the one-year term of the Convertible Notes. The Company recorded a $0.6 million corresponding credit to a beneficial conversion feature classified as additional paid in capital on June 1, 2017 in stockholders’ (deficit) equity in the Company’s financial statements.

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

On May 6, 2020, the Company and Deerfield entered into an amendment (the “Fifth Amendment”) to the Facility pursuant to which the Company deferred $5.0 million of principal (“Deferred Principal”) otherwise due on May 11, 2020. The Company is required to pay the Deferred Principal in eight equal monthly installments which began on September 11, 2020 and ends on April 11, 2021. Under the Amendment, Deerfield may convert up to $10.0 million of the remaining debt due under the Facility into the Company’s common stock at a conversion price of $1.50 per share. Any monthly payment otherwise due for the Deferred Principal will be deferred to May 11, 2021 for any month in which the Company’s common stock trades above $1.50 for 10 consecutive days. In addition, the Deferred Principal obligation is reduced by principal converted during the previous calendar month. A $250,000 incremental exit fee (the “Additional Exit Payment”) will be due in cash when the Facility is paid in full. Pursuant to the terms of the Facility, as amended, a $10.0 million principal payment was paid in cash on May 11, 2020. The remaining $35.0 million of principal under the Facility is due as follows: $5.0 million in equal monthly installments of $625,000 which began in September 2020 and end in April 2021, $15.0 million on May 11, 2021 (the “2021 Principal Payment”) and $15.0 million on May 11, 2022 (the “2022 Principal Payment”). In addition, upon the payment in full of the Obligations (whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity Date), the Company shall pay to Deerfield an additional non-refundable exit fee in the amount of $1,000,239 inclusive of the Additional Exit Payment, which shall be due and payable in cash.

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

Pursuant to the A&R Notes, if the Company fails to provide the number of Conversion Shares, then the Company would have to pay damages to Deerfield or subsequent holder or any designee for each day after the third business day after receipt of notice of conversion that such conversion is not timely effected. The Facility also contains certain customary nonfinancial covenants, including limitations on the Company’s ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lenders may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of September 30, 2020, the Company was in compliance with the covenants under the Facility.

Total interest expense on the Facility, including debt discount amortization, was $1.7 million and $5.3 million for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $5.8 million for the three and nine months ended September 30, 2019, respectively. Debt discount amortization for the Facility, including the Amendment after June 1, 2017, was calculated using the effective interest rates of 15.03% on the original facility debt and after the Fifth Amendment on May 6, 2020, using the effective interest rate of 21.3%, charged to interest expense and totaled $0.6 million and $1.4 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2019, respectively.

Financing lease obligations: Financing lease obligations consist of sale-leaseback and equipment leases, both of which included options to purchase at the end of the lease term. During the year ended December 31, 2017, the

Company entered into an agreement with Essex Capital Corporation (“Essex”) for the sale-leaseback of newly acquired assets with a total capitalized cost of $3.2 million. The approximate imputed interest rate on these leases was 14.9%. The Essex leases matured in February 2020 and May 2020 and all lease buy-out liabilities were satisfied. During the year ended December 31, 2019, the Company entered into an equipment lease with a total capitalized cost of $0.4 million, with a bargain purchase option at the end of the lease term. The approximate interest rate on the lease is 6.5%. Interest expense on these leases was $6,000 and $0.1 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2019.

Future principal payments of long-term debt including financing leases are as follows:

Period ending:	September 30,
(in thousands)

2021	$19,472
2022	16,104
2023	92
2024	62

Future principal payments	$35,730

Less unamortized debt discount related to long-term debt	(2,538)
Less current portion of long-term debt	(19,472)

Total long-term debt, net of current portion	$13,720

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

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019	Statement of Operations Classification

	(in thousands)		(in thousands)
Lease cost:
Operating lease cost	$268	$269	$806	$802	Cost of goods sold and operating expenses

Short-term lease cost	6	6	21	30	Cost of goods sold and operating expenses

Variable lease cost	98	53	204	165	Cost of goods sold and operating expenses
Finance lease cost:
Amortization of leased assets	18	134	269	386	Cost of goods sold
Interest on lease liabilities	6	51	51	173	Interest expense
Total net lease cost	$396	$513	$1,351	$1,556

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	September 30, 2020	December 31, 2019	Balance Sheet Classification

	(in thousands)
Leases:
Assets:
Operating lease assets	$2,655	$3,044	Operating lease right-of-use assets
Finance lease assets	384	2,580	Property, plant and equipment, net
Total leased assets	$3,039	$5,624

Liabilities:
Current:
Operating leases	$693	$681	Current portion of operating lease liabilities
Finance leases	97	836	Current portion of long-term debt
Noncurrent:
Operating leases	2,741	3,254	Operating lease liabilities
Finance leases	258	331	Long-term debt, net of current portion
Total lease liabilities	$3,789	$5,102

	September 30, 2020	December 31, 2019
Weighted-Average Remaining Lease Term (years)
Operating lease assets	4.1	4.7
Finance lease assets	3.4	1.8

Weighted-Average Discount Rate
Operating lease assets	15.0%	15.0%
Finance lease assets	6.4%	11.8%

Supplemental consolidated cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$919	$879
Operating cash flows from finance leases	52	173
Financing cash flows from finance leases	812	801

ROU assets obtained in exchange for new finance lease liabilities	—	406
ROU assets obtained in exchange for new operating lease liabilities	$—	$135

Maturities of lease liabilities are as follows:

	September 30, 2020
	Operating Leases	Finance Leases

	(in thousands)
2020 - remaining	$307	$30
2021	1,118	117
2022	1,060	115
2023	1,055	95
2024	1,106	40
Total lease payments	$4,646	$397
Less amount representing interest	(1,212)	(42)
Total lease obligations	$3,434	$355

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

During the nine months ended September 30, 2020, the Company issued 17,841 shares of common stock pursuant to the conversion of vested RSUs and 4,582 shares of common stock pursuant to the exercise of vested stock options. During the year ended December 31, 2019, the Company issued 20,328 shares of common stock pursuant to the conversion of vested RSUs and 36,040 shares of common stock pursuant to the exercise of vested stock options.

On March 18, 2019, the Company filed a shelf registration statement covering the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2019 Shelf”), which was declared effective by the SEC on May 1, 2019. Effective as of August 12, 2019, the 2016 Shelf is no longer available for further primary offerings or sales of the Company’s securities. The Company simultaneously entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf (the “Cantor Sales Agreement”). No sales have been made under the Cantor Sales Agreement during the nine months ended September 30, 2020. As of September 30, 2020, $100.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units remained available to be sold pursuant to the 2019 Shelf, including $30.0 million of the Company’s common stock which remained available to be sold under the Cantor Sales Agreement, subject to certain conditions specified therein.

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

The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2009 Plan will be added to the shares of common stock available under the 2015 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The 2015 Plan is administered by the Company’s Compensation Committee, which has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Plan. The Company’s Compensation Committee may delegate authority to grant certain awards to the Company’s chief executive officer. Through September 30, 2020, the Company has granted options, restricted stock and RSUs under the 2015 Plan, or previously, the 2009 Plan. The exercise price per share for the stock covered by a stock award granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the 2015 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment.

The 2009 Plan allowed the Company to grant options to purchase shares of the Company’s common stock and to grant restricted stock awards to members of its management and selected members of the Company’s board of directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over a defined vesting period ranging from 1 to 48 months. Options were granted to officers, employees, nonemployee directors and consultants, and independent contractors of the Company. The Company also granted performance-based awards to selected management. The performance options vested over a three-year period based on achieving certain operational milestones and the remaining options vested in equal increments over periods ranging from two to four years. Unexercised options under the 2009 Plan expire after the earlier of 10 years or termination of employment, except in the case of any unexercised vested options, which generally expire 90 days after termination of employment. All terminated options are available for reissuance under the 2015 Plan. Since the inception of the 2015 Plan through September 30, 2020, 458,442 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. During the nine months ended September 30, 2020, 24,578 shares related to forfeited 2009 Plan options were added to the shares available under the 2015 Plan. As of September 30, 2020, 3,536,906 shares of common stock remain available for grant under the 2015 Plan.

In June 2018, the Company adopted the Neos Therapeutics, Inc. 2018 Inducement Plan (the “Inducement Plan”) which had 800,000 shares of common stock reserved and available for issuance. The Inducement Plan allows the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Inducement Plan is administered by the Company’s compensation committee. The exercise price per share for the stock covered by a stock award granted pursuant to the Inducement Plan shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. Unexercised stock awards under the Inducement Plan expire after 10 years following the grant date. Under the Company’s employment agreement dated June 27, 2018 with Gerald McLaughlin, the Company’s Chief Executive Officer, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 600,000 shares of the Company’s common stock, which vests in equal annual installments over four years from Mr. McLaughlin’s start date. In addition, on July 30, 2018, the Company granted Mr. McLaughlin, under the Inducement Plan, an option to purchase 200,000 shares of the Company’s common stock. The shares underlying this option shall vest subject to certain performance metrics to be evaluated for the fiscal year ending December 31, 2019. Certain criteria of the performance metrics for these options were not met as of December 31, 2019, resulting in forfeiture and cancelation of 100,000 options during the nine months ended September 30, 2020. As of September 30, 2020, 100,000 shares of common stock remain available for grant under the Inducement Plan.

Share-based Compensation Expense

The Company has reported share-based compensation expense for the three and nine months ended September 30, 2020 and 2019, respectively, in its condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of goods sold	$50	$139	$201	$426
Research and development	31	94	191	299
Selling and marketing	47	61	200	272
General and administrative	404	342	1,653	1,535
	$532	$636	$2,245	$2,532

The total share-based compensation expense included in the table above is attributable to stock options and RSUs of $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2020 and $1.8 million and $0.4 million, respectively, for the nine months ended September 30, 2020. The total share based compensation expense included in the table above is attributable to stock options and RSUs of $0.6 million and $35,000, respectively, for the three months ended September 30, 2019 and $2.4 million and $0.1 million, respectively, for the nine months ended September 30, 2019.

As of September 30, 2020, there was $3.5 million compensation costs, adjusted for any estimated forfeitures, related to non-vested stock options and RSUs granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years for stock options and 1.3 years for RSUs. There is no unrecognized compensation cost associated with grants of restricted stock.

Stock Options

During the nine months ended September 30, 2020, the Company granted 1,966,250 options under the 2015 Plan. During the year ended December 31, 2019, the Company granted 2,119,708 options under the 2015 Plan.

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
September 30, 2020
Estimated dividend yield	0.00%
Expected stock price volatility	73.71%
Weighted-average risk-free interest rate	0.98%
Expected life of option in years	6.25
Weighted-average option fair value at grant	$0.73

A summary of outstanding and exercisable options as of September 30, 2020 and December 31, 2019 and the activity from December 31, 2019 through September 30, 2020, is presented below:

		Weighted-
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in thousands)

Outstanding at December 31, 2019	4,430,966	$5.551	$53
Exercisable at December 31, 2019	1,518,972	$8.735	$31
Granted	1,966,250	1.130
Exercised	(4,582)	0.320
Expired, forfeited or cancelled	(891,095)	3.370
Outstanding at September 30, 2020	5,501,539	$4.330	$1
Exercisable at September 30, 2020	2,369,564	$6.840	$1

The weighted-average remaining contractual life of options outstanding and exercisable on September 30, 2020 was 8.0 and 7.0 years, respectively. The option exercise price for all options granted January 1, 2020 through September 30, 2020 ranged from $0.67 per share to $1.62 per share. The weighted-average remaining contractual life of options outstanding and exercisable on December 31, 2019 was 8.2 and 6.9 years, respectively. The option exercise price for all options granted in the year ended December 31, 2019 ranged from $1.36 to $3.14 per share.

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

The Company satisfies its RSUs by issuing shares of the Company’s common stock when RSUs vest and are issued. In addition, when RSUs vest and are issued, RSU recipients may elect to have the Company withhold units as consideration for the tax withholding obligation for their vested RSUs. During the nine months ended September 30, 2020, 19,687 vested RSUs were converted into an equivalent 17,841 shares of common stock. The Company withheld 1,846 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the nine months ended September 30, 2020. During the year ended December 31, 2019, 21,251 vested RSUs were converted into an equivalent 20,328 shares of common stock. The Company withheld 923 shares of its common stock to partially satisfy tax withholding obligations upon vesting of the RSUs for the year ended December 31, 2019.

A summary of outstanding RSUs as of September 30, 2020 and December 31, 2019 and the activity from December 31, 2019 through September 30, 2020, is presented below:

		Weighted-
	Number of	Average
	RSUs	Fair Value

Outstanding at December 31, 2019	54,063	$7.96
Granted	1,042,171	1.31
Vested	(19,687)	7.76
Expired, forfeited or cancelled	(10,000)	1.49
Outstanding at September 30, 2020	1,066,547	$1.53

Restricted stock

The Company did not issue any shares of restricted stock for the nine months ended September 30, 2020, or for the year ended December 31, 2019. No vested restricted stock awards were settled during the nine months ended September 30, 2020.

The Company had no unvested restricted stock as of September 30, 2020 and December 31, 2019. For the nine months ended September 30, 2020, there were no shares of restricted stock granted or forfeited.

Note 11. Treasury stock

The Company has the authority to repurchase common stock from former employees, officers, directors or other persons who performed services for the Company at the lower of the original purchase price or the then-current fair market value. On October 16, 2017, October 17, 2016 and October 16, 2015, 14,895 shares, 9,709 shares and 9,197 shares, respectively, of restricted stock were surrendered by the holder to the Company to cover taxes associated with vesting of restricted stock and such shares were added back into the treasury stock of the Company, increasing total treasury stock to 33,801 shares as of September 30, 2020 and December 31, 2019.

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

Operating lease: The Company leases its Grand Prairie, Texas office space and manufacturing facility under an operating lease which expires in 2024. In addition, in December 2015, the Company executed a 60-month lease for additional office space in Blue Bell, Pennsylvania, which commenced on May 1, 2016 and is set to expire on April 30, 2021. The Company is also liable for a share of operating expenses for both premises as defined in the lease agreements. The Company’s share of these operating expenses was $0.1 million for each of the three months ended September 30, 2020 and 2019, and $0.2 million for each of the nine months ended September 30, 2020 and 2019. Rent expense for these leases, excluding the share of operating expenses, was $0.3 million for each of the three months ended September 30, 2020 and 2019, and $0.8 million for each of the nine months ended September 30, 2020 and 2019.

Cash incentive bonus plan: In July 2015, the Company adopted the Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”). The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Company’s compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to the Company, or corporate performance goals, as well as individual targets. The Company has recorded $0.3 million and $1.2 million of compensation expense for the three and nine months ended September 30, 2020, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2019, respectively, under the Bonus Plan.

Note 13. License agreements

On October 23, 2018, the Company entered into an Exclusive License Agreement (“NeuRx License”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted the Company an exclusive, worldwide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX-101, referred to by the Company as NT0502. NT0502 is a new chemical entity that is being developed by the Company for the treatment of sialorrhea, which is excessive salivation or drooling. Under the NeuRx License, the Company made an upfront payment of $0.2 million to NeuRx upon the execution of the agreement. During the nine months ended September 30, 2020, the Company made a payment of $0.2 million following receipt of notice of allowance of the first Licensed Patent by the United States Patent and Trademark Office (“USPTO”), as defined in the NeuRx License. Such Licensed Patent subsequently was issued by the USPTO. Also, during the nine months ended September 30, 2020, the Company met the completion of the first Pilot PK Study milestone, as defined in the NeuRx License, triggering a payment of $0.3 million that was made in April 2020. The

Company may in the future be required to make certain development and milestone payments and royalties based on annual net sales, as defined in the NeuRx License. Royalties are to be paid on a country-by-country and licensed product-by-licensed product basis, during the period of time beginning on the first commercial sale of such licensed product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim in any licensed patent in such country that covers such licensed product in such country; and/or (ii) expiration of regulatory exclusivity of such licensed product in such country.

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

On May 6, 2020, the Company and Deerfield entered into the Fifth Amendment pursuant to which the Company deferred $5.0 million of principal otherwise due on May 11, 2020. The Company is required to pay the Deferred Principal in eight equal monthly installments which began on September 11, 2020 and ends on April 11, 2021. Under the Amendment, Deerfield may convert up to $10.0 million of the remaining debt due under the Facility into the Company’s common stock at a conversion price of $1.50 per share. Any monthly payment otherwise due for the Deferred Principal will be deferred to May 11, 2021 for any month in which the Company’s common stock trades above $1.50 for 10 consecutive days. Also, pursuant to the Fifth Amendment, upon the effectiveness thereof, the Company amended and restated the Senior Secured Convertible Notes to provide for the conversion of up to $10.0 million of the remaining principal due under the facility into the Company’s common stock at a conversion price of $1.50 per share. The ability to issue shares upon a Fixed Price Conversion is also subject to customary beneficial ownership caps as described in the Convertible Notes. The Convertible Notes retained the Variable Price Conversion for any additional conversions, which remain subject to customary beneficial ownership caps and exchange caps as described therein. (see Note 7).

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

On May 11, 2020, we, upon the approval of our Board of Directors, announced a restructuring and reduction in force of approximately 25 percent of our workforce, or approximately 50 employees, as well as other cost savings initiatives intended to lower our annualized net operating cash burn. Such restructuring was completed in May 2020 and we recorded the total cost of $1.1 million, primarily related to severance costs and related expenses, of which $0.8 million and $0.2 million were paid during the three months ended June 30, 2020 and September 30, 2020, respectively. The remaining balance of $0.1 million will be paid in the fourth quarter of 2020.

On October 23, 2018, we entered into an Exclusive License Agreement (the “License Agreement”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted us an exclusive, world-wide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX 101, referred to as NT0502. NT0502 is a selective anticholinergic agent that we are developing as an oral, once- or twice-daily treatment to reduce chronic sialorrhea in patients with neurological conditions associated with excessive salivation or drooling. In January 2020, we announced that we had completed dosing in a Phase 1 pilot pharmacokinetic study in healthy adults for NT0502. The top-line data confirms a formulation for further clinical development. In the first half of 2021, we plan to initiate a Phase 1 single ascending dose/multiple ascending dose study (“SAD/MAD study”) of NT0502.

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

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $18.4 million and $16.9 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, we had accumulated deficits of approximately $352.3 million and $333.9 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including, among other things:

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

We responded by establishing task forces to monitor the situation, minimize the disruption to our business, and ensure the wellbeing of our employees. As announced on March 30, 2020, to help slow the spread of COVID-19, most of our employees began operating under a work-from-home policy in accordance with guidance issued by the Centers for Disease Control and Prevention (CDC), the WHO and state and local authorities. As such, our sales representatives were not visiting provider offices, which we believed was a necessary step to help protect patient health and facilitate providers’ attention to direct patient care.

Effective March 30, 2020, our organization, with the exception of a limited number of essential roles, began operating under a reduction in hours or, in certain cases, furlough for approximately six weeks. On May 11, 2020, we reopened our manufacturing facilities and our sales representatives began to again visit provider offices in addition to engaging in remote selling where necessary. Although the organization has since been brought back to full hours, in the future, it may be necessary to return to work-from-home arrangements for our employees because of restrictions related to COVID-19 and, as a result, we may again determine to reduce hours or, in certain cases, furlough employees. In such a case, our employees could find alternative employment and leave the Company, and we cannot provide assurance that our staff, when it returns from any such reduction in hours, will operate at the same level of effectiveness as before the reduction of hours.

Since mid-March 2020, we believe COVID-19 has negatively impacted the overall market for prescription ADHD products, including our ADHD products. The extent to which COVID-19 continues to negatively impact our business in the future will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus, the actions taken to contain the coronavirus or treat its impact, and the continued impact of each of these items on the economies and financial markets in the United States and abroad. While some states and jurisdictions have started to rollback stay-at-home and quarantine orders and reopened in phases, it is difficult to predict what the lasting impact of the pandemic will be, and if we or any of the third parties with whom we engages were to experience additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operation and financial condition. In addition, a recurrence or “second wave” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We will continue to monitor developments as we deals with the disruptions and uncertainties relating to the COVID-19 pandemic.

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

We restructured our commercial efforts for our ADHD products in January 2019 to focus on more profitable business channels and market segments. We believe that a useful indicator of our progress in these efforts is average net price per pack, which is derived from net sales for each product divided by units of that product shipped. Unit shipments of Adzenys XR-ODT for the three and nine months ended September 30, 2020 were 56,065 and 155,329, respectively, as compared to 72,051 and 194,851, respectively, for the three and nine months ended September 30, 2019. Unit shipments of Cotempla XR-ODT for the three and nine months ended September 30, 2020 were 42,013 and 129,536, respectively, as compared to 56,255 and 164,107, respectively, for the three and nine months ended September 30, 2019. Average net price per pack (30-day supply) of our Adzenys XR-ODT products was $110 for the three months ended September 30, 2020, as compared to $122 for the same period in 2019, and for Cotempla XR-ODT, average net price per pack was $133 for the three months ended September 30, 2020, as compared to $128 for the same period in 2019.

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

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cotempla XR-ODT	$—	$159	$44	$644
Adzenys ER	2	6	11	13
Adzenys XR-ODT	—	41	152	1,753
NT0502	48	131	803	345
Other Research and Development Activities (1)	1,260	1,214	3,658	4,002
	$1,310	$1,551	$4,668	$6,757

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

Other (expense) income, net

Other income and expense includes interest earned, accretion and gains on our cash and cash equivalents and short term investments and changes resulting from the remeasurement of the fair value of our earnout and derivative liabilities. The primary objective of our investment policy is liquidity and capital preservation.

RESULTS OF OPERATIONS

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenues

The following table summarizes our revenues for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Net product sales	$12,535	$17,540	$(5,005)	(28.5)%

Net product sales were $12.5 million for the three months ended September 30, 2020, a decrease of $5.0 million, or 28.5%, compared to $17.5 million for the three months ended September 30, 2019. Sales from Cotempla XR-ODT decreased $1.6 million to $5.6 million for the three months ended September 30, 2020, compared to $7.2 million for the three months ended September 30, 2019. Sales from Adzenys XR-ODT decreased $2.6 million to $6.2 million for the three months ended September 30, 2020, compared to $8.8 million for the three months ended September 30, 2019. Sales from Adzenys ER was negligible for the three months ended September 30, 2020 and $0.2 million for the three months ended September 30, 2019. Sales from our generic Tussionex decreased $0.6 million to $0.7 million for the three months ended September 30, 2020, compared to $1.3 million for the three months ended September 30, 2019. We believe that revenue may have been negatively affected by decreased utilization of our products as a result of the COVID-19 pandemic. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net product sales may continue to be negatively impacted by the COVID-19 pandemic during the fourth quarter and potentially into 2021, depending on its duration.

Cost of goods sold

The following table summarizes our cost of goods sold for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Cost of goods sold	$5,120	$6,447	$(1,327)	(20.6)%

Cost of goods sold was $5.1 million for the three months ended September 30, 2020, a decrease of $1.4 million, or 20.6%, compared to $6.5 million for the three months ended September 30, 2019. The decrease was due to lower product cost of goods sold of $0.8 million due primarily to the lower quantity sold and lower labor and indirect production aggregate costs of $0.6 million, compared to the three months ended September 30, 2019. Any decrease in product sales, as a result of the COVID-19 pandemic or otherwise, may result in a reduction in costs associated with the associated unit reduction in unit volume resulting in a decrease in gross margin.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Research and development expenses	$1,310	$1,551	$(241)	(15.5)%

Research and development expenses were $1.3 million for the three months ended September 30, 2020, a decrease of $0.2 million, or 15.5%, compared to $1.5 million for the three months ended September 30, 2019. The decrease was primarily due to a $0.3 million decrease in salary and incentive compensation expenses, a $0.2 million decrease in clinical studies expenses and a $0.1 million decrease in product development expenses. These decreases were partially offset by a $0.4 million increase in professional services expenses. It is anticipated the research and development expenses may increase as we advance our NT0502 product further into clinical development. However, although we do not currently expect the COVID-19 pandemic to affect our product development plans, any delay in our ability to access outsourced development operations and expertise as a result of the pandemic likely would result in a reduction in research and development expenses in future periods.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Selling and marketing expenses	$4,844	$7,125	$(2,281)	(32.0)%

Selling and marketing expenses were $4.8 million for the three months ended September 30, 2020, a decrease of $2.3 million, or 32.0%, compared to $7.1 million for the three months ended September 30, 2019. This decrease was primarily driven by lower salary and incentive compensation expenses of $1.2 million, lower travel and entertainment expenses of $0.6 million, lower professional services expenses of $0.3 million, lower marketing expenses of $0.2 million and lower administrative expenses of $0.1 million, primarily resulting from reduced headcount and expenses due to the restructuring in May 2020. These decreases were partially offset by higher contract sales organization expenses of $0.1 million.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
General and administrative expense	$4,177	$2,850	$1,327	46.6%

General and administrative expenses were $4.1 million for the three months ended September 30, 2020, an increase of $1.3 million, or 46.6%, compared to $2.8 million for the three months ended September 30, 2019. The increase was primarily driven by higher professional service expenses of $1.0 million and higher administrative expenses of $0.3 million.

Interest expense

The following table summarizes interest expense for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Interest expense	$2,005	$1,869	$136	7.3%

The total interest expense was $2.0 million for the three months ended September 30, 2020, an increase of $0.1 million, or 7.3%, compared to $1.9 million for the three months ended September 30, 2019, primarily due to the increase in debt discount amortization resulting from the amendment to the senior secured long-term credit facility with Deerfield and an increase in interest expense from the senior secured short-term line of credit facility with Encina, which we entered into in October 2019. The increase was partially offset by the decrease in interest expense resulting from the decrease in outstanding principal under the senior secured long-term credit facility with Deerfield. Interest expense primarily consists of interest on the senior secured long-term credit facility and senior secured short-term line of credit facility for the three months ended September 30, 2020, and interest only on the senior secured long-term credit facility for the three months ended September 30, 2019.

Other income (expense), net

The following table summarizes our other income (expense) for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Other income (expense), net	$12	$251	$(239)	(95.2)%

Other income, net, was negligible for the three months ended September 30, 2020 and $0.2 million for the three months ended September 30, 2019. The decrease in other income, net was primarily driven by a $0.3 million loss on disposal of assets through abandonment and lower interest income of $0.1 million, offset by $0.2 million change in fair value of derivative liabilities. Other (expense) income, net, mainly consisted of change in fair value of the Deerfield and Encina debt derivatives and interest income for the three months ended September 30, 2020. For the three months ended September 30, 2019, other income, net, consisted of change in fair value of the Deerfield debt derivative and interest income.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Net product sales	$40,161	$47,817	$(7,656)	(16.0)%

Net product sales were $40.2 million for the nine months ended September 30, 2020, a decrease of $7.6 million, or 16.0%, compared to $47.8 million for the nine months ended September 30, 2019. Sales from Cotempla XR-ODT decreased $0.4 million to $19.1 million for the nine months ended September 30, 2020, compared to $19.5 million for the nine months ended September 30, 2019. Sales from Adzenys XR-ODT decreased $6.1 million to $16.6 million for the nine months ended September 30, 2020, compared to $22.7 million for the nine months ended September 30, 2019. Sales from Adzenys ER was $0.4 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively. Sales from our generic Tussionex decreased $0.9 million to $4.1 million for the nine months ended September 30, 2020, compared to $5.0 million for the nine months ended September 30, 2019. We believe that revenue may have been negatively affected by decreased utilization of our products as a result of the COVID-19 pandemic. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net product sales may continue to be negatively impacted by the COVID-19 pandemic during the fourth quarter and potentially into 2021, depending on its duration.

Cost of goods sold

The following table summarizes our cost of goods sold for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Cost of goods sold	$17,387	$17,942	$(555)	(3.1)%

Cost of goods sold was $17.4 million for the nine months ended September 30, 2020, a decrease of $0.6 million, or 3.1%, compared to $18.0 million for the nine months ended September 30, 2019. Product cost of goods sold decreased by $2.4 million due primarily to the lower quantity sold, compared to the nine months ended September 30, 2019, offset by a $1.8 million increase in labor and indirect production aggregate costs resulting from an increase in unabsorbed costs related to reduction in quantity produced in our manufacturing facilities, in part due to the six-week reduction in hours and furlough implemented at our facilities due to the COVID-19 pandemic. Any decrease in product sales, as a result of the COVID-19 pandemic or otherwise, may result in a reduction in costs associated with the associated unit reduction in unit volume and potentially an increase in unabsorbed costs due to lower production requirements, resulting in a decrease in gross margin.

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Research and development expenses	$4,668	$6,757	$(2,089)	(30.9)%

Research and development expenses were $4.6 million for the nine months ended September 30, 2020, a decrease of $2.1 million, or 30.9%, compared to $6.7 million for the nine months ended September 30, 2019. The decrease was primarily due to a $2.1 million decrease in clinical studies expenses, a $0.3 million decrease in product development expenses and a $0.3 million decrease in salary and incentive compensation expenses, partially offset by $0.5 million in milestone achievement license fees for NT0502, our product candidate for sialorrhea and a $0.1 million increase in professional services expenses. It is anticipated the research and development expenses may increase as we advance our NT0502 product further into clinical development. However, although we do not currently expect the COVID-19 pandemic to affect our product development plans, any delay in our ability to access outsourced development operations and expertise as a result of the pandemic likely would result in a reduction in research and development expenses in future periods.

Selling and marketing expenses

The following table summarizes our selling and marketing expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Selling and marketing expenses	$17,650	$21,463	$(3,813)	(17.8)%

Selling and marketing expenses were $17.7 million for the nine months ended September 30, 2020, a decrease of $3.8 million, or 17.8%, compared to $21.5 million for the nine months ended September 30, 2019. This decrease was primarily driven by lower travel and entertainment expenses of $1.3 million, lower salary and incentive compensation expenses of $0.7 million, lower marketing expenses of $0.7 million, lower professional services expenses of $0.6 million, lower team events and training expenses of $0.4 million and lower administrative expenses of $0.2 million, primarily resulting from reduced expenses due to the six-week reduction in hours implemented in the wake of the COVID-19 pandemic and also due to the restructuring in May 2020. These decreases were partially offset by higher contract sales organization expenses of $0.1 million.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
General and administrative expense	$12,135	$10,355	$1,780	17.2%

General and administrative expenses were $12.1 million for the nine months ended September 30, 2020, an increase of $1.7 million, or 17.2%, compared to $10.4 million for the nine months ended September 30, 2019. The increase was primarily driven by higher professional services expenses of $1.2 million, higher salary and incentive compensation expenses of $0.3 million and higher administrative expenses of $0.3 million, partially offset by lower travel and entertainment expenses of $0.1 million.

Interest expense

The following table summarizes interest expense for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Interest expense	$6,131	$5,971	$160	2.7%

The total interest expense was $6.1 million for the nine months ended September 30, 2020, an increase of $0.1 million, or 2.7%, compared to $6.0 million for the nine months ended September 30, 2019, primarily due to the increase in debt discount amortization resulting from the amendment to the senior secured long-term credit facility with Deerfield and an increase in interest expense from the senior secured short-term line of credit facility with Encina, which we entered into in October 2019. The increase was partially offset by the decrease in interest expense resulting from the decrease in outstanding principal under the senior secured long-term credit facility with Deerfield. Interest expense primarily consists of interest on the senior secured long-term credit facility and senior secured short-term line of credit facility for the nine months ended September 30, 2020, and interest only on the senior secured long-term credit facility for the nine months ended September 30, 2019.

Other (expense) income, net

The following table summarizes our other (expense) income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(in thousands)
Other (expense) income, net	$(557)	$1,257	$(1,814)	(144.3)%

Other expense, net, was $0.6 million for the nine months ended September 30, 2020, an increase of $1.8 million, or 144.3%, compared to other income, net of $1.2 million for the nine months ended September 30, 2019. The increase in other expense, net was primarily driven by a $1.1 million change in fair value of Deerfield debt derivative liability, a $0.3 million loss on disposal of assets through abandonment and a $0.4 million decrease in interest income. Other (expense) income, net, mainly consisted of change in fair value of the Deerfield and Encina debt derivatives and interest income for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, other income, net, consisted of change in fair value of the Deerfield debt derivative and interest income.

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

On May 6, 2020, we entered in to an agreement with Deerfield to further amend the Facility (the “Fifth Amendment”), under which we deferred $5.0 million of principal (“Deferred Principal”) otherwise due on May 11, 2020. We are required to pay the Deferred Principal in eight equal monthly installments which began on September 11, 2020 and ends on April 11, 2021. In total, we are required to pay to Deerfield $19.4 million of principal between September 30, 2020 and May 11, 2021. We paid in cash the $10.0 million principal payment otherwise due on May 11, 2020. For additional description of this amendment, see “—Loan and Credit facilities” below.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash equivalents and short-term investments are invested in bank deposits, money market funds, financials and corporate debt securities, all of which are currently providing only minimal returns.

As of September 30, 2020, we had $12.7 million in cash and cash equivalents. We believe that our working capital deficiency and our continued operating losses raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. We will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations, service our debt obligations and to further execute our business plan. Alternatively, we may be required to take further measures to reduce our expenses or renegotiate our debt facilities. Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products, as well as market developments.

Our plans that are intended to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern are primarily focused on raising additional capital to meet our obligations and execute our business plan or otherwise to reduce our expenses or renegotiate our debt facilities. We believe that we may have access to capital resources through possible public or private equity offerings, debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms, if at all. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness; and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or seek to obtain funds by entering into financing agreements on unattractive terms. Alternatively, any efforts to reduce our expenses may adversely impact our ability to sustain revenue-generating activities or otherwise operate our business, and there can be no assurance that we will be able to renegotiate our debt facilities on commercially reasonable terms or at all. As a result, there can be no assurance we will be successful in implementing our plans to alleviate this substantial doubt about our ability to continue as a going concern.

Cash flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine months ended
	September 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Net cash (used in) provided by:
Net cash used in operating activities	$(7,644)	$(12,019)	$4,375
Net cash provided by (used in) investing activities	7,820	(2,727)	10,547
Net cash used in financing activities	(4,262)	(8,448)	4,186
Net decrease in cash and cash equivalents	$(4,086)	$(23,194)	$19,108

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

Net cash used in operating activities was $7.6 million and $12.0 million for the nine months ended September 30, 2020 and 2019, respectively. The $4.4 million decrease in net cash used in operating activities was due to the $5.0 million increase in our net losses, as discussed in “Results of Operations” above, offset by a $1.8 million increase in noncash items and a $7.6 million decrease in cash usage for working capital.

The net decrease in cash usage for working capital changes resulted primarily from a $7.2 million increase in cash provided from accounts receivable primarily due to timing of collections in the first nine months of 2020 and a $3.9 million decrease in cash usage for inventory, partially offset by a $2.9 million increase in cash usage for accounts payable and accrued expenses due to the timing of vendor invoicing and payments and a $0.6 million increase in cash usage for other assets mainly associated with prepaid expenses. The increase in noncash items was principally due to a $1.1 million increase in the fair value change of derivative liabilities and a $0.8 million increase in amortization of senior debt issuance costs and discounts and $0.3 million in loss on disposal of assets through abandonment, partially offset by a $0.3 million decrease in share-based compensation expenses and a $0.1 million decrease in depreciation and amortization of property and equipment.

Cash provided by (used in) investing activities

Net cash provided by (used in) investing activities is generally due to investments of cash in excess of our operating needs as well as purchase of equipment to support our research and development and manufacturing activities.

Net cash provided by investing activities of $7.8 million for the nine months ended September 30, 2020 was primarily from $11.1 million of sales and maturities of short-term investments, partially offset by $3.0 million in purchases of short-term investments and $0.2 million of capital expenditure principally for production equipment.

Net cash used by investing activities of $2.7 million for the nine months ended September 30, 2019 was primarily due to $9.2 million in purchases of short-term investments, partially offset by the $7.3 million of sales and maturities of short-term investments and $0.7 million of capital expenditure principally for production equipment.

Cash used in financing activities

Net cash used in financing activities of $4.3 million for the nine months ended September 30, 2020 was primarily from $10.6 million in principal payment of senior secured long-term debt, $0.8 million in principal payments of finance lease obligations and $0.2 million payment of debt financing costs related to the senior secured short-term line of credit, partially offset by a net $7.3 million draw made on the senior secured short-term line of credit.

Net cash used in financing activities of $8.4 million for the nine months ended September 30, 2019 was primarily due to $7.5 million principal payment of senior secured debt and $0.8 million in principal payments of finance lease obligations.

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

On May 6, 2020, the Company and Deerfield entered into an amendment (the “Fifth Amendment”) to the Facility pursuant to which the Company deferred $5.0 million of principal (“Deferred Principal”) otherwise due on May 11, 2020. The Company is required to pay the Deferred Principal in eight equal monthly installments which began on September 11, 2020 and ends on April 11, 2021. Under the Amendment, Deerfield may convert up to $10.0 million of the remaining debt due under the Facility into the Company’s common stock at a conversion price of $1.50 per share. Any monthly payment otherwise due for the Deferred Principal will be deferred to May 11, 2021 for any month in which the Company’s common stock trades above $1.50 for 10 consecutive days. In addition, the Deferred Principal obligation is reduced by principal converted during the previous calendar month. A $250,000 incremental exit fee (the “Additional Exit Payment”) will be due in cash when the Facility is paid in full. Pursuant to the terms of the Facility, as amended, a $10.0 million principal payment was paid in cash on May 11, 2020. The remaining $35.0 million of principal under the Facility is due as follows: $5.0 million in equal monthly installments of $625,000 which began in September 2020 and end in April 2021, $15.0 million on May 11, 2021 (the “2021 Principal Payment”), $15.0 million on May 11, 2022 (the “2022 Principal Payment”). In addition, upon the payment in full of the Obligations (whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity Date), the Company shall pay to Deerfield an additional non-refundable exit fee in the amount of $1,000,239 inclusive of the Additional Exit Payment, which shall be due and payable in cash.

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

Borrowings under the Facility are collateralized by substantially all of our assets, except the assets under finance lease, and we will maintain cash on deposit of not less than $5.0 million. The Facility also contains certain customary nonfinancial covenants, including limitations on our ability to transfer assets, engage in a change of control, merge or acquire with or into another entity, incur additional indebtedness and distribute assets to shareholders. Upon an event of default, the lender may declare all outstanding obligations accrued under the Facility to be immediately due and payable, and exercise its security interests and other rights. As of September 30, 2020, we were in compliance with the covenants under the Facility.

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

The Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, require us to satisfy certain capital expenditure and other financial covenants, and restrict our ability to incur liens, incur additional indebtedness, engage in mergers and acquisitions or make asset sales without the prior written consent of the Lenders. Failure to comply with these covenants could permit the lenders to declare our obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of September 30, 2020, we were in compliance with the covenants under the Loan Agreement.

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

We believe that working capital deficiency and our continued operating losses raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. See “—Sources of Liquidity” and Note 1 to the Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities at the date of the financial statements, as well as reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following table reflects summaries of our estimates of future material contractual obligations as of September 30, 2020. Future events could cause actual payments to differ from these estimates.

	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	Thereafter

	(In thousands)
Deerfield senior secured facility	$40,273	$22,913	$17,360	$—	$—
Texas facility operating lease	4,474	1,006	2,098	1,370	—
Finance leases for equipment	397	117	216	64	—
Pennsylvania facility operating lease	91	91	—	—	—
Equipment operating leases	81	62	19	—	—
Earnout liability	30	—	—	—	30
	$45,346	$24,189	$19,693	$1,434	$30

We had borrowed $60.0 million under the Deerfield Facility. On November 5, 2018, we amended the facility and prepaid $7.5 million otherwise due in May 2019. We further amended the facility on May 6, 2020 and deferred $5.0 million otherwise due on May 11, 2020. Pursuant to the terms of the Facility, as amended, we made a $7.5 million principal payment in 2019 and a further $10.6 million in principal payments during the nine months ended September 30, 2020, and we currently have a principal balance of $34.4 million of senior secured credit as of September 30, 2020. The payments above are inclusive of related interest amounts as of September 30, 2020.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to market risk related to changes in interest rates as it impacts our interest income. As of September 30, 2020, we had cash and cash equivalents of $12.7 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates as our cash equivalents are invested in interest-bearing money market funds. The goals of our investment policy are liquidity and capital preservation to fund our operations. Due to the short-term duration and low risk profile of our cash equivalents portfolios, a 10% change in interest rates would not have a material effect on interest income we recognize or the fair market value of our investments. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

Interest risk

The interest rates on our long-term notes payable are fixed. Therefore, we are not exposed to market risk from changes in interest rates as it relates to these interest bearing obligations. We are subject to interest rate changes on our LIBOR-based variable interest rate under our senior secured short-term line of credit facility. As of September 30, 2020, we had $7.3 million borrowings outstanding under this line of credit facility.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act of 1934, as amended, (the “Exchange Act”), our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

In connection with the preparation of our financial statements for the period ended June 30, 2020, we concluded that we had a material weakness in internal control over financial reporting related to accounting for debt issuance costs and discounts in connection with the Fifth Amendment to our credit facility dated May 6, 2020. Due to the complexities involving debt and equity issuances in determining if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in our financial statements, we sought and received technical accounting guidance from a third-party provider. Although in the analysis we did identify an embedded conversion option, the analysis did not comprehensively address nor did we fully follow our policy for the accounting treatment by timely recording the associated debt discount for the difference in the fair value of conversion options. This deficiency did not result in the revision of any of our previously issued financial statements. However, if not addressed, the deficiency could result in material misstatement in the future. In response, we have taken a number of actions designed to improve the operating effectiveness of our internal control over financial reporting to remediate this material weakness. These efforts include establishing mechanisms and processes to allow for the testing of conclusions for non-routine complex transactions, testing of adherence to our policies and procedures and increasing the level of involvement of our third-party provider for technical accounting expertise when there are any such transactions during the period. Although we believe the material weakness has been remediated, given that there were no such transactions during the period ended September 30, 2020, we did not have the availability to test the operating effectiveness of our control.

Such measures were implemented as of the date of the filing of this Quarterly Report and management believes that the enhanced controls are operating effectively and the deficiencies that contributed to the material weakness have been remediated. We expect to continue our efforts to maintain and improve our control processes, though there can be no assurance that we will avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above and our remediation of such weakness, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite transitioning our workforce responsible for such controls to a remote working environment as a result of the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness. For the nine months ended September 30, 2020 there have been no changes in the design and operating effectiveness to our internal controls over financial reporting.

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

RISKS RELATED TO OUR BUSINESS AND FINANCIAL POSITION

We do not have enough existing cash resources to fund our operations for the next twelve months and if we are unable to secure additional capital, we may be required to seek strategic alternatives, including but not limited to a potential business combination or a sale of our company or our business, or reduce or cease our operations.

We have incurred significant losses in each year since our reorganization in 2009. Our net losses were $18.4 million and $16.9 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, we had accumulated deficits of approximately $352.3 million and $333.9 million, respectively. We anticipate incurring substantial additional losses and may never achieve profitability.

We have devoted substantially all of our resources to funding our manufacturing operations and to our commercial products and product candidates which consist of implementation of our commercialization strategies, research and development activities, clinical trials for our product candidates, the general and administrative support of these operations and intellectual property protection and maintenance. We expect to continue to incur significant expenses and increasing operating losses as we operate commercial infrastructure to support sales and marketing for Adzenys XR-ODT, Cotempla XR-ODT and Adzenys ER (which we collectively refer to as our “Branded Products”), continue research and development activities for NT0502 and new product candidates, conduct post-marketing approval research activities for our approved products, manufacture supplies for our preclinical studies and clinical trials, continue to enforce our intellectual property rights, operate as a public company and service our outstanding indebtedness to our current lenders. Failure to satisfy our current and future debt obligations under our credit facilities with our lenders could result in an event of default and, as a result, our lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due under one or both of our debt agreements as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

As of September 30, 2020, we had approximately $12.7 million in cash and cash equivalents. Based on our estimates, we expect that our current cash position will not be sufficient to fund our operations and continue as a going concern for at least the next twelve months. We have no additional committed external sources of funds and additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to generate additional funds in the future through financings, sales of our products, loans or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. Additionally, even if we raise sufficient capital through equity or debt financing or transactions, there can be no assurances that the capital raised will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow.

In light of our cash position, we may be required to seek strategic alternatives, including but not limited to, strategic partnerships, a potential business combination or a sale of our company or our business, or otherwise reduce our operations. We cannot assure you that we would be able to take any of these actions or that any effort to sell additional debt or equity securities would be successful or would raise sufficient funds to meet our financial obligations. If additional financing is not available when required or is not available on acceptable terms, we may need to curtail, delay, modify or abandon our commercialization plans for our marketed products, reduce our investment in the development of our product candidate and we may be unable to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our revenue, results of operations and financial condition. To preserve our cash resources, we may be required to reorganize our operations, such as through a reduction in force with respect to one or more functions within our company or across our company. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to cease our operations and/or seek bankruptcy protection.

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

On May 11, 2016, we entered into a senior secured credit facility with Deerfield as lender of which $34.4 million of senior secured credit is outstanding as of September 30, 2020. Under our agreement, as amended, we are required to make payments of $5.0 million in equal monthly installments of $625,000 which began in September 2020 and end in April 2021, $15.0 million in May 2021, and a final payment of principal, interest and all other obligations under the facility due on May 11, 2022. Interest is due quarterly at a rate of 12.95% per year. On October 2, 2019, we entered into a loan agreement with Encina pursuant to which Encina will extend up to $25.0 million in secured revolving loans to us for general corporate purposes. Any loans under this agreement bear variable interest through maturity at the one-month LIBOR, plus an applicable margin of 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. As of September 30, 2020, we had $7.3 million borrowing outstanding under this facility. All obligations under our credit facilities are secured by substantially all of our existing property and assets subject to certain exceptions. These debt financings and any future debt financings may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Since our inception, we have had significant operating losses. As of September 30, 2020 and December 31, 2019, we had accumulated deficit of $352.3 million and $333.9 million, respectively. Although we have strategies and plans to achieve profitability through revenue growth, we expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to market our approved products and continue to develop and seek marketing approval for our product candidates.

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

Such deficiencies may be deemed to be significant deficiencies or material weaknesses that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further remedial action. In connection with the preparation of our financial statements for the period ended June 30, 2020, we concluded that we had a material weakness in internal control over financial reporting related to accounting for debt issuance costs and discounts in connection with the Fifth Amendment to our credit facility. In response, we have taken a number of actions designed to improve the operating effectiveness of our internal control over financial reporting to remediate this material weakness. These efforts include establishing mechanisms and processes to allow for the testing of conclusions for non-routine complex transactions, testing of adherence to our policies and procedures and increasing the level of involvement of our third-party provider for technical accounting expertise when there are any such transactions during the period. Although we believe the material weakness has been remediated, given that there were no such transactions during the period ended September 30, 2020, we did not have the availability to test the operating effectiveness of our control.

Such measures were implemented as of the date of the filing of this Quarterly Report and management believes that the enhanced controls are operating effectively and the deficiencies that contributed to the material weakness have been remediated. We expect to continue our efforts to maintain and improve our control processes, though there can be no assurance that we will avoid potential future material weaknesses, and we expect to continue incurring additional costs as a result of these efforts. Management remains committed to the maintenance of such remediation efforts to address the above material weakness. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

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

Our ability to become profitable depends upon our ability to generate revenues from sales of our Branded Products for the treatment of attention deficit hyperactivity disorder, or ADHD, and, if approved, any other product candidates that we may develop. We have limited commercial experience, having only generated revenues from the sale of our generic Tussionex since we acquired it in 2014, and Adzenys XR-ODT, Cotempla XR-ODT, and Adzenys ER, which we commenced commercializing in May 2016, September 2017 and February 2018, respectively. None of our marketed products have thus far generated product sales revenues at levels sufficient for us to attain profitability. We have not generated any revenues from product sales of any other product candidates and, to date, have incurred significant operating losses.

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

●	Effective March 30, 2020, our organization, with the exception of a limited number of essential roles, operated under a reduction in hours or, in certain cases, furlough for approximately six weeks. On May 11, 2020, we reopened our manufacturing facilities and our sales representatives began to again visit provider offices in addition to engaging in remote selling where necessary. Although much of the organization has since been brought back to full hours, in the future, it may be necessary to return to work-from-home arrangements for our employees because of restrictions related to COVID-19 and, as a result, we may again determine to reduce hours or, in certain cases, furlough employees. In such a case, our employees could find alternative employment and leave the Company, and we cannot provide assurance that our staff, when it returns from any such reduction in hours, will operate at the same level of effectiveness as before the reduction of hours. In addition, adoption of work-from-home requirements could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

●	We believe that revenue for the quarter ended September 30, 2020 may have been negatively affected by decreased utilization of our products as a result of the COVID-19 pandemic. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net product sales may continue to be negatively impacted by the COVID-19 pandemic during the fourth quarter of 2020 and potentially into 2021, depending on its duration.

●	Given the economic downturn and increased unemployment in the U.S. related to COVID-19, millions of individuals have lost or may lose their employer-based insurance coverage, which may adversely affect our ability to commercialize our products. In addition, market disruption and rising unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations.

●	We are currently evaluating our product candidate NT0502 as a potential treatment for chronic sialorrhea in patients with neurological conditions associated with excessive salivation or drooling. In the first half of 2021, we plan to initiate a Phase 1 single ascending dose/multiple ascending dose study (“SAD/MAD study”) of NT0502. We are aware that some trial sponsors have encountered challenges in conducting clinical activities during the ongoing COVID-19 pandemic that have impacted the timing of trials, including delays in site initiation, site closures and restrictions on site visits, and we may similarly experience such challenges in our planned clinical trial.

●	We currently rely on third parties to, among other things, manufacture raw materials and active pharmaceutical ingredients, perform quality testing and supply other goods and services to run our business. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted.

●	Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. For example, in April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of

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

While some states and jurisdictions have started to rollback stay-at-home and quarantine orders and reopened in phases, it is difficult to predict what the lasting impact of the pandemic will be, and if the we or any of the third parties with whom we engages were to experience additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operation and financial condition. In addition, a recurrence or “second wave” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest.

As a result of the COVID-19 pandemic, our commercial activities, manufacturing operations and clinical development progress, data and timelines, and general business operations, could be delayed or materially harmed, and our business, prospects, financial condition, and results of operations would suffer as a result. We will continue to monitor developments as we deals with the disruptions and uncertainties relating to the COVID-19 pandemic.

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

In addition, we are aware of other legislative, regulatory or industry measures to address the misuse of prescription opioid medications which could affect our business in ways that we may not be able to predict. For example, the State of New York has undertaken efforts to create an annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York, as well as a tax on sales of opioids in the state. Other states have implemented and are also considering legislation that could require us to pay taxes, licensing fees, or assessments on the distribution of opioid medications in those states. These laws and proposed bills vary in the amounts and the means of calculation. Liabilities for taxes or assessments under any such laws will likely have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted, and may result in us ceasing to continue to sell our products in these jurisdictions.

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

●	The federal civil and criminal false claims laws, including the False Claims Act, and federal civil monetary penalties imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false, fraudulent or fictitious claims for payment by a federal healthcare program or knowingly making a false statement or record material to payment of a false claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and the potential implication of various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

●	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and falsifying, concealing or covering up by any trick and trade a material fact, or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items, or services in relation to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements on covered entities and their business associates, relating to the privacy, and security of individually identifiable health information, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties applicable to business associates, and gave state attorneys general new authority to file civil actions for damage or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

●	The Physician Payments Sunshine Act, enacted as part of the ACA which imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program for certain payments and other “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

●	Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information. Some states mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. State and foreign laws also govern the privacy and security of health information in certain circumstances. Such data privacy and security laws may differ from one another in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The trading price of our common stock is likely to be volatile. Since shares of our common stock were sold in our initial public offering, in July 2015 at a price of $15.00 per share, our stock price has ranged from $0.45 to $28.99, through November 2, 2020. Our stock price could be subject to wide fluctuations in the future in response to a variety of factors, including the following:

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

As of September 30, 2020, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 35.7% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to exert significant influence over matters such as the elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

GENERAL RISK FACTORS

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

Despite initiatives to invalidate the ACA, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, it is unclear what effect the latest ruling will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it would discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017 and again on July 18, 2018. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. On April 27, 2020, the U.S. Supreme Court decided that ACA requires the federal government to compensate insurers for significant losses their health plans incurred during the first three years of the Act’s marketplaces, and that insurers can sue for nonpayment in the Court of Federal Claims. The effects of a potential future gap in reimbursement on third party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment.

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

In 2020, Congress may consider other legislation to repeal and replace elements of the ACA, and litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. Changes to the ACA or other existing health care regulations could significantly impact our business and the pharmaceutical industry. Although it is too early to determine the effect of legal challenges, pending legislation, and executive action on the ACA, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

As disclosed in this report, our financial statements for the period ended September 30, 2020 (the “Subject Fiscal Quarter”) have been prepared on a going concern basis, as we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. Pursuant to our Facility Agreement, dated as of May 11, 2016, among us, our subsidiary guarantors party thereto, Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P., as lenders, and Deerfield MGMT, L.P., as collateral agent, as amended (the “Facility Agreement”), no financial statements delivered by us may contain any explanatory paragraph expressing substantial doubt as to going concern status (a “Going Concern Exception”; and the requirement that there be no such Going Concern Exception, the “Going Concern Condition”). On November 9, 2020, we and our subsidiary guarantors entered into a Limited Waiver with the lenders and the collateral agent, pursuant to which, such lenders and collateral agent waived the Going Concern Condition solely with respect to the Subject Fiscal Quarter and solely during the period commencing on November 9, 2020 and ending on the earliest to occur of (i) the date on which the annual financial statements for the year ending December 31, 2020 are filed with the SEC, (ii) March 31, 2021, and (iii) the first date following the waiver on which an Event of Default, as defined in the Facility Agreement, has occurred and is continuing (other than, for the avoidance of doubt, an Event of Default arising solely as a result of our failure to satisfy the Going Concern Condition with respect to the Subject Fiscal Quarter) (the “Waiver Ending Date”). In addition, the Limited Waiver extended the duration of the waiver that we previously entered into on August 10, 2020 with respect to the Going Concern Exception described in our Quarterly Report on Form 10-Q for the period ended June 30, 2020, commencing on August 10, 2020 until the Waiver Ending Date.

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

10.1*

Limited Waiver, dated as of November 9, 2020, among the Registrant, its subsidiary guarantors, Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P., as lenders, and Deerfield MGMT, L.P., as collateral agent.

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

Neos Therapeutics, Inc.

Date:	November 9, 2020	By:	/s/ Richard Eisenstadt
Richard Eisenstadt
Chief Financial Officer
(Principal Financial and Accounting Officer)